Form 10-K
20TH CENTURY INDUSTRIES
filed 1995-03-31
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                    ------------------------

                                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994        Commission File Number 0-6964

                                    20TH CENTURY INDUSTRIES
--------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)


            CALIFORNIA                                       95-1935264
-----------------------------------             --------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                            number)

           Suite 700, 6301 Owensmouth Avenue, Woodland Hills, California   91367
--------------------------------------------------------------------------------
                      (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (818) 704-3700



                  Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock, Without Par Value
                                -------------------------------
                                        (Title of Class)
                         Series A Preferred Stock, $1,000 Stated Value
                         ---------------------------------------------
                                        (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X    NO
                                 -----     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices for shares of the Company's Common Stock on March 9, 1995 as reported by the New York Stock Exchange, was approximately $454,525,896.

On March 9, 1995, the registrant had outstanding 51,495,636 shares of common stock, without par value, which is the Company's only class of common stock.

                     DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on May 25, 1995, are incorporated herein by reference into Part III hereof.

                           20TH CENTURY INDUSTRIES

                         1994 FORM 10-K ANNUAL REPORT

                              Table of Contents

                                                                    Page
                                    PART I
                                    ------


      Item 1.        Business....................................      3

      Item 2.        Properties..................................     25

      Item 3.        Legal Proceedings...........................     25

      Item 4.        Submission of Matters to a Vote of Security
                           Holders...............................     26


                                   PART II
                                   -------

      Item 5.        Market for Registrant's Common Stock and
                           Related Stockholder Matters...........     28

      Item 6.        Selected Financial Data.....................     30

      Item 7.        Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations............................     32

      Item 8.        Financial Statements and Supplementary
                           Data..................................     49

      Item 9.        Changes in and Disagreements with Accountants
                           on Accounting and Financial
                           Disclosure............................     80

                                   PART III
                                   --------

      Item 10.       Directors and Executive Officers of the
                           Registrant............................     80

      Item 11.       Executive Compensation......................     80

      Item 12.       Security Ownership of Certain Beneficial
                           Owners and Management.................     80

      Item 13.       Certain Relationships and Related
                           Transactions..........................     80

                                   PART IV
                                   -------

      Item 14.       Exhibits, Financial Statement Schedule and
                           Reports on Form 8-K...................     81

                     Signatures..................................     90

                                    PART I
                                    ------

ITEM 1.  BUSINESS

GENERAL

      20th Century Industries is an insurance holding company incorporated in California. Predecessor companies were originally founded in 1956 by Mr. Louis W. Foster who retired as Chief Executive Officer and Chairman of the Board in 1994. Executive offices are located at 6301 Owensmouth Avenue, Woodland Hills, California 91367. The telephone number of the Corporate Office is (818) 704-3700. The term "Company", unless the context requires otherwise, refers to 20th Century Industries and its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, both of which are property and casualty insurance companies licensed in California.

      The  Company   directly  markets   and  underwrites   private  passenger
automobile liability and physical damage and personal excess liability insurance through 20th Century Insurance Company and similarly markets private passenger automobile liability and physical damage insurance through 21st Century Casualty Company. Prior to an order by the California Department of Insurance in June 1994 (see below), the Company marketed and underwrote homeowners insurance through 20th Century Insurance Company and condominium insurance through 21st Century Casualty Company.

      The Company believes it has been able to grow profitably by (1) adhering to its strategy of marketing to responsible prospects with relatively uncomplicated insurance needs, (2) selling directly to the customer, (3) centralizing and streamlining its marketing, customer service and policy change processing, and (4) providing a rate structure that the Company believes is among the lowest in the market it serves.

      The Company limits its underwriting of private passenger automobile insurance to those drivers defined by California statute as "Good Drivers." The Company's automobile program has consistently and profitably (excluding the Proposition 103 rollback and the earthquake impact in 1994) grown to 1,132,605 vehicles in force as of December 31, 1994. For a further discussion regarding the impact of Proposition 103 and the earthquake losses, as well as subsequent capital financing, refer to Notes 12, 13 and 14, respectively, of the Notes to Consolidated Financial Statements.

      The Company had been issuing homeowners policies through 20th Century Insurance Company since 1982 and condominium policies through 21st Century Casualty Company since 1989; however, an earthquake occurred in the San Fernando Valley area of California on January 17, 1994 resulting in unprecedented losses to the Company. In order to reduce the Company's earthquake exposure, it ceased writing new homeowners and condominium insurance and ceased renewing earthquake coverage endorsements in accordance with an order by the California Department of Insurance in June 1994. The Company continues to renew existing homeowner and condominium policies for two more annual renewal periods, excluding earthquake coverage. All earthquake coverage will be terminated by July 23, 1995 and all homeowners and condominium coverages will be terminated by July 23, 1997.

      In 1988, the Company expanded its product line to include the Personal Excess Liability Policy (PELP) to complement its existing automobile and homeowners programs. Policies in force totaled 11,072 at December 31, 1994. The same direct selling and centralized processing strategies apply to PELP.

LIMITS OF INSURANCE COVERAGE

      The Company offers private passenger automobile bodily injury liability, property damage liability, medical payments, uninsured motorist, comprehensive, collision and towing coverages. Policies are written for a six-month term. Various limits of liability are offered with maximum limits of $500,000 per person and $500,000 per accident. The most frequent bodily injury liability limits are $100,000 per person and $300,000 per accident.

      The 20th Century Insurance Company homeowners program utilized a replacement cost insurance policy which covered the dwelling and its contents. Program rules provided for a minimum dwelling amount of $50,000 and a maximum dwelling amount of $500,000. Personal liability coverage limits of $100,000, $200,000 and $300,000 were available.

      The 21st Century Casualty Company condominium program utilized a replacement cost policy which covered the condominium unit owner's contents up to the policy limits. Contents coverage limits were offered between a minimum of $25,000 and a maximum of $250,000. Limits for personal liability coverage of $100,000, $200,000 and $300,000 were also available.

      The Personal Excess Liability Policy (PELP) is written in 20th Century Insurance Company and provides liability coverage with a limit of $1,000,000 in excess of the underlying automobile and homeowners liability coverage. Minimum underlying automobile limits of $100,000 per person and $300,000 per accident are required while homeowners must have $100,000 personal liability coverage. The underlying automobile coverage must be written by the Company.

MARKETING

      The Company markets directly to the customer and writes its policies without utilizing or engaging outside agents or brokers. The Company uses direct mail and print and radio advertising to market its policies. The Company continues to develop a substantial amount of its new business by referrals from existing policyholders. This was particularly true in 1994 as all planned newspaper, radio and direct mail advertising was cancelled due to the January 17th earthquake. During 1994, approximately 86% of new automobile business and 56% of new homeowners business was obtained from referrals by current customers. The Company ceased writing new homeowner and condominium owners policies in June 1994 as a consequence of the serious losses associated with the Northridge earthquake.

      The Company's marketing efforts in recent years have focused on the Sacramento, San Francisco and San Jose areas in Northern California and the San Diego area in Southern California. Approximately 25% of new business production for the Company comes from these areas.

UNDERWRITING

      The rate regulatory system in California requires the prior approval of rates. Within this regulatory framework, the Company establishes its automobile premium rates based on actuarial analysis of its own historical premium, loss and expense data. These data are compiled and analyzed to establish overall rate levels as well as classification differentials. The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating charac-teristics. These characteristics include driving record, number of years a driver has been licensed, annual mileage, vehicle usage, value of the automobile and limits and deductibles selected.

      20th Century Insurance Company's automobile risk selection guidelines are designed to insure careful, responsible individuals as indicated by the prospect's violation and accident history, and 21st Century Casualty Company's guidelines are designed for the writing of statutorily defined "Good Drivers."

      In 1994, approximately 61% of those individuals who inquired about purchasing automobile insurance were sent applications for 20th Century Insurance Company following a preliminary screening by the Company's marketing representatives. Another 28% were determined to be eligible for a 21st Century Casualty insurance application. These application assignments were
based  on  prior  insurance  and  driving  record.    Approximately 84% of the
applications returned to 20th Century Insurance Company and 67% of those returned to 21st Century Casualty Company were accepted by the Company for issuance of a policy based on verification of driving record.

      The Company reviews many of its automobile policies at the time of renewal and/or as changes occur during the policy period. The customer may contact the Company to make changes, such as the addition or deletion of drivers or vehicles, changes in the classification of drivers or usage of vehicles, changes in garaging location and changes in coverages or limits. Some mid-term changes may result in premium adjustments and some may result in the policy being reunderwritten and eventually not renewed because of a substantial increase in hazard.

SERVICING OF BUSINESS

      The Company has successfully achieved operating savings and maintained an extremely low expense ratio because of its efficient processing of all aspects of customer service. The Company will continue to design and implement effective systems, fully supported by computers, to improve service and efficiency in the marketing, policy service, underwriting and claims functions. As in the past, the Company will increase its processing capabilities to meet growing workload demands. The computer systems provide the information resources and data processing capabilities which support the business and technical needs of the Company. In addition to providing ongoing support, the systems provide the strategic capabilities necessary to manage the Company's business. The Company's electronic digital voice communications system facilitated more than 29.9 million originations during 1994. Each Division Service Office has its own telephone system, which is tied to the centralized home office system, to service its customers.

CLAIMS

      Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel and settlement approval. Whenever possible, physical damage claims are handled through the use of Company drive-in claims and vehicle inspection centers. The claims management staff administers the claims settlement process and directs the legal and adjuster components of that process. Each claim is carefully analyzed to provide for fair loss payments, to comply with the Company's contractual obligations and to minimize loss adjustment expense. Liability and material damage claims are handled by specialists in each area. In order to handle the heavy volume of claims received as a result of the Northridge Earthquake, the Company engaged outside adjuster firms.

      The Company utilizes its staff of 59 full-time attorneys who handle all aspects of claims litigation, including trial, from offices in Brea, Ontario, Long Beach and Woodland Hills. Staff attorneys handle more than 75% of the Company's lawsuits. Suits which may involve a conflict of interest are assigned to outside counsel.

      Recognizing the need to provide its customers with convenient, local service, the Company has established 10 Division Service Offices in Los Angeles, Orange, San Diego and Ventura Counties. Each Division Service Office is a full service center, staffed with between seventy-five and one-hundred employees who provide complete claims services from initial investigation to final conclusion. While most policy changes are processed centrally by telephone through the Woodland Hills Home Office, each Division Service Office has at least two customer service representatives to assist "walk-ins."

      The  Company  has  thirteen  drive-in  claims facilities in Los Angeles,
Orange, San  Diego and  Ventura Counties.   Each  drive-in facility is staffed
with between two and five employees.

      The Specialty Division is comprised of three vehicle inspection centers located in Los Angeles and in Orange Counties. Each vehicle inspection center is staffed with between fifteen and twenty employees who handle total losses, total thefts and vehicles which are not driveable.

      The Claims Services Division employs over 100 people who are responsible for subrogation and medical payments claims for all programs and workers' compensation claims arising under the homeowners policy.

      The Homeowners Division processes all homeowners property claims on a regional basis and is made up of three units of approximately twenty employees each. The units are located in Monrovia, Santa Ana and Woodland Hills.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

      The Company establishes reserves, or liabilities, for the future payment of losses and loss adjustment expenses for claims, both reported and unreported, which were incurred as of an accounting date. Such reserves are estimates, as of a particular date, of the amount the Company will ultimately pay for claims incurred as of the accounting date.

      "Case basis" reserves are established for bodily injury liability and uninsured motorist claims which are either expected to exceed $15,000 or older than two years. Such case reserves are based on the specific circumstances, merits and relevant contractual policy provisions of the claim. Anticipated effects of inflation are included in the case reserve.

      Case reserves for other bodily injury and uninsured motorists claims and for all other coverages are established by an average case reserve value. These average values are based on a monthly review of recent claims payments for each coverage.

      The Company supplements the case loss reserve estimates with loss reserves estimated using actuarial methodologies. These reserves are designed to provide for claims incurred by, but not reported to or recorded by, the Company as of the accounting date (IBNR) and for changes over time in individual case reserve estimates. The actuarial reserves are estimated using actuarial techniques and the Company's own historical loss experience and are reviewed each quarter.

      The claims and legal costs estimated to settle incurred claims are included in reserves for loss adjustment expenses. These reserves are determined using actuarial techniques and the Company's own historical experience.

      Anticipated effects of inflation are implicitly considered in the actuarial estimates of liabilities for loss and loss adjustment expenses.

      Amounts reported are estimates of the ultimate net costs of settlement which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings currently.

      The Company does not discount to present value loss and loss adjustment expense reserves expected to be paid in future periods.

      The following table provides a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance recoverable, for the indicated periods to the gross amounts reported in the Company's consolidated financial statements.

                                                     YEARS ENDED DECEMBER 31,
                                               ----------------------------------
                                                  1994         1993         1992
                                                  ----         ----         ----
                                                      (AMOUNTS IN THOUSANDS)


Reserves for losses and loss adjustment
  expenses, net of reinsurance recover-
  ables on unpaid losses, at beginning
  of year                                    $  574,619     $554,034    $547,098
Incurred losses and loss adjustment
  expenses, net of reinsurance:
    Provision for insured events of
      the current year, non-earthquake
      related, net of reinsurance             1,028,983      930,437     838,263
    Provision for insured events of the
      current year, earthquake related,
      net of reinsurance                        868,407         -           -
    Decrease in provision for
      insured events of prior years,
      net of reinsurance                        (84,453)     (62,986)    (73,889)
                                             ----------     --------   ---------
    Total incurred losses and loss
      adjustment expenses, net of
      reinsurance                             1,812,937      867,451     764,374
                                             ----------     --------   ---------

Payments, net of reinsurance:
    Losses and loss adjustment expenses
      attributable to insured events of
      the current year, non-earthquake re-
      lated, net of reinsurance                 578,598      519,232     437,174
    Losses and loss adjustment expenses
      attributable to insured events of
      the current year, earthquake related,
      net of reinsurance                        708,981         -           -
    Losses and loss adjustment expenses
      attributable to insured events of
      prior years, net of reinsurance           344,876      327,634     320,264
                                             ----------     --------    --------
      Total payments, net of reinsurance      1,632,455      846,866     757,438
                                             ----------     --------    --------
Reserves for losses and loss adjustment
  expenses, net  of reinsurance recover-
  ables on unpaid losses, at year end           755,101      574,619     554,034
Reinsurance recoverables on unpaid
  losses, at year end                             1,142        2,871         507
                                             ----------     --------    --------
Reserves for losses and loss adjust-
  ment expenses, gross of reinsurance
  recoverables on unpaid losses, at
  year end                                   $  756,243     $577,490    $554,541
                                             ==========     ========    ========

      The following table reconciles the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) and those reported in the statements filed with the California Department of Insurance in accordance with statutory accounting principles (SAP). In 1994, the Company began to record estimated recoveries for salvage and subrogation on a SAP basis. Prior to 1994, such anticipated recoveries were recorded only on a GAAP basis.
                                                      DECEMBER 31,
                                          -----------------------------------
                                             1994         1993        1992
                                             ----         ----        ----
                                                (AMOUNTS IN THOUSANDS)

Reserves reported on a
  SAP basis                               $755,101     $620,939    $596,444
Adjustments:
  Reinsurance recoverables on unpaid
  losses and LAE                             1,142        2,871         507
  Estimated recovery for salvage
  and subrogation                             -         (46,320)    (42,410)
                                          --------     --------    --------
Reserves reported on a GAAP basis         $756,243     $577,490    $554,541
                                          ========     ========    ========

      The following  table represents  the development  of GAAP  balance sheet reserves, net of reinsurance, for the years 1984 through 1994. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverables on unpaid losses and loss adjustment expenses, for each of the years indicated. Such net amounts represent estimated losses and loss adjustment expenses unpaid as of the particular balance sheet date for claims arising prior to the balance sheet date whether or not reported. The upper portion of the table indicates the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1994.

      Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it may not be appropriate to extrapolate future deficiencies or redundancies based on the table.

                                                          AS OF DECEMBER 31,
  -----------------------------------------------------------------------------------------------------------------------------
                      1984      1985     1986       1987     1988      1989      1990      1991      1992      1993      1994
                      ----      ----     ----       ----     ----      ----      ----      ----      ----      ----      ----
                                                         (AMOUNTS IN THOUSANDS)

  Reserves for
    losses and loss
    adjustment exp.$105,178  $144,972  $206,266  $297,853  $391,748  $472,010  $525,220  $547,098  $554,034  $574,619  $755,101
  Paid (cumulative)
    as of:
  One year later     76,665   102,660   138,944   180,516   197,555   242,757   300,707   320,264   327,634   344,876
  Two years later   105,218   139,652   187,448   238,947   271,163   328,606   391,970   401,019   403,434
  Three years later 118,982   158,555   211,477   272,955   310,757   366,369   420,853   426,412
  Four years later  126,037   168,627   226,550   289,901   326,495   377,980   429,791
  Five years later  130,206   174,716   233,287   296,310   330,014   381,507
  Six years later   132,306   176,744   235,367   297,764   330,879
  Seven years later 132,656   176,947   235,510   298,098
  Eight years later 132,713   176,968   235,515
  Nine years later  132,625   176,995
  Ten years later   132,618
  Reserves re-
    estimated as of:
  One year later    112,962   156,341   227,848   294,504   357,220   402,706   473,974   473,209   491,048   490,166
  Two years later   124,233   171,218   230,412   302,991   342,365   397,847   449,348   461,343   447,880
  Three years later 130,349   173,717   237,587   304,925   340,760   389,559   442,508   440,198
  Four years later  131,056   178,400   239,096   302,661   333,432   384,948   433,408
  Five years later  133,089   178,651   237,528   298,764   332,100   382,331
  Six years later   133,070   177,732   236,026   298,603   331,191
  Seven years later 133,069   177,104   235,819   298,319
  Eight years later 132,755   177,088   235,698
  Nine years later  132,671   177,038
  Ten years later   132,644
  Redundancy
    (Deficiency)   $(27,466) $(32,066) $(29,432) $   (466) $ 60,557   $89,679   $91,812  $106,900  $106,154   $84,453


         Reconciliations for the indicated periods between (1) the net reserves for losses and loss adjustment expenses at year end (the original reserve estimate in the ten-year table on the previous page) and the related gross reserves for losses and loss adjustment expenses on the balance sheet at year end and (2) the net re-estimated reserves and the related gross re-estimated reserves as of the end of the latest re-estimation period are as follows:

                                                  1993                  1994
                                                  ----                  ----
                                                   (AMOUNTS IN THOUSANDS)

  Gross Liability - End of Year                $577,490              $756,243
  Reinsurance Recoverable                         2,871                 1,142
  Net Liability - End of Year                   574,619               755,101

  Gross Re-Estimated Liability - Latest        $492,671
  Re-Estimated Recoverable - Latest               2,505
  Net Re-Estimated Liability - Latest           490,166

  Gross Cumulative Redundancy (Deficiency)     $ 84,819

  OPERATING RATIOS

  Loss and Expense Ratios

       Loss and expense ratios are traditionally used to interpret the under-writing experience of property and casualty insurance companies. Losses and loss adjustment expenses are stated as a percentage of premiums earned as losses may occur over the life of a particular insurance policy.
  Underwriting expenses are stated as a percentage of premiums written for statutory accounting purposes and as a percentage of earned premiums for GAAP purposes. Underwriting profit margins are a reflection of the extent to which the combined loss and expense ratios are less than 100%. The loss ratios, expense ratios (excluding interest), and combined ratios for the Company's subsidiaries, each on a SAP and GAAP basis, are shown in the following tables.

                                         YEARS ENDED DECEMBER 31,
                            --------------------------------------------

  Companywide - SAP         1994      1993     1992      1991      1990
  -----------------         ----      ----     ----      ----      ----

  Loss Ratio               173.0%     88.0%    85.9%     88.2%     86.4%
  Expense Ratio              9.9      10.5     10.0       9.7      10.0
                           -----      ----     ----      ----      ----
  Combined Ratio           182.9%     98.5%    95.9%     97.9%     96.4%
                           =====      ====     ====      ====      ====



                                         YEARS ENDED DECEMBER 31,
                            -------------------------------------------

  Companywide - GAAP        1994      1993     1992      1991      1990
  ------------------        ----      ----     ----      ----      ----

  Loss Ratio               177.6%     87.7%    85.3%     86.3%     85.8%
  Expense Ratio             10.1      10.7     10.0       9.9      10.1
                           -----      ----     ----      ----      ----
  Combined Ratio           187.7%     98.4%    95.3%     96.2%     95.9%
                           =====      ====     ====      ====      ====

       The Northridge Earthquake contributed 85.1% on both a GAAP and SAP basis to the 1994 loss ratios.

  Premiums to Surplus Ratio

      The following tables show, for the periods indicated, the Company's statutory and GAAP ratios of net premiums written to policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "appropriate" ratio of net premiums written to policyholders' surplus for one company may not be the same as for another company. While there is no statutory requirement applicable to the Company which establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1 on a statutory basis.

      The Company's net premiums written to policyholders' surplus ratio was adversely affected by the Northridge Earthquake. The California Department of Insurance (DOI) has approved the current ratio and is working with the Company to improve its surplus levels. The DOI ordered the Company to cease writing new homeowners and condominium business and cease renewing earthquake coverage endorsements. For further discussion, see Management's Discussion and Analysis - Financial Condition.


                                             YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------
       SAP                   1994        1993        1992        1991        1990
       ---                   ----        ----        ----        ----        ----
                                (AMOUNTS IN THOUSANDS, EXCEPT RATIO)


  Net premiums written    $1,032,737  $1,021,902    $918,443    $833,194    $740,249
  Policyholders' surplus  $  207,018  $  582,176    $500,619    $406,655    $337,367
  Ratio                        4.9:1       1.8:1       1.8:1       2.0:1       2.2:1


                                      YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------
       GAAP                  1994       1993        1992        1991        1990
       ----                  ----       ----        ----        ----        ----
                                (AMOUNTS IN THOUSANDS, EXCEPT RATIO)

  Net premiums written    $1,032,737  $1,021,902    $918,443    $833,194    $740,249
  Policyholders' surplus  $  442,871  $  694,555    $597,203    $491,064    $407,921
  Ratio                        2.3:1       1.5:1       1.5:1       1.7:1       1.8:1

  INVESTMENTS AND INVESTMENT RESULTS

      The Company's investment guidelines are reviewed by the Investment Committee which is comprised of five directors.

      The guidelines emphasize buying high-quality fixed income investments. Because of the net operating loss (NOL) carryforwards which resulted from the 1994 Northridge Earthquake, the Company sold all of its appreciated tax-exempt bonds and used the proceeds to pay losses and re-invested the remainder in taxable government and corporate bonds and commercial paper. Until the NOL is substantially utilized, the Company's investable cash will go into taxable securities. While the Company's policy is generally to hold these investments until maturity, its ongoing monitoring and evaluation of investment holdings and market conditions may, from time to time, result in selected sales of investments prior to maturity. The
  Company has designated  all of its  portfolio as "available-for-sale".   See
  Note 1 of the Notes to Consolidated Financial Statements, "Investments."

      The following table summarizes investment results for the periods and as of the dates shown:

                                               YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------
                               1994            1993       1992        1991         1990
                               ----            ----       ----        ----         ----
                                              (AMOUNTS IN THOUSANDS)

Average invested assets
  (at amortized cost)
  (includes cash and
  cash equivalents)        $1,190,751 (1)  $1,384,926  $1,273,168  $1,161,816  $1,017,004
Net investment income:
  Before income taxes          84,761          97,574      94,255      90,043      81,056
  After income taxes           68,629          87,915      85,442      79,706      71,386
Average annual return
  on investments:
  Before income taxes             6.7%(1)         7.1%        7.4%        7.8%        8.0%
  After income taxes              5.4%(1)         6.3%        6.7%        6.9%        7.0%
Net realized investment
  gains after income taxes     40,010          10,874       7,589       6,030       2,356
Net increase (decrease)
  in unrealized gains
  on fixed maturity
  investments after
  income taxes               (134,660)         39,863      12,832      24,838      (4,545)


(1) The investment portfolio decreased substantially as a result of the sale of investments to generate realized capital gains to offset the severe losses caused by the Northridge Earthquake. The lower return on invest-ments is a result of selling older securities with higher yields and re-investing in taxable securities with lower current yields. In addition, available cash was invested in commercial paper which yielded a lower interest rate than that earned on the bond portfolio.

            The following table sets forth the composition of the investments and cash and cash equivalents of the Company at the dates indicated.


                                                 DECEMBER 31,
                       ----------------------------------------------------------------------
                               1994                   1993                     1992
                       ----------------------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS)

                       AMORTIZED    FAIR       AMORTIZED    FAIR      AMORTIZED       FAIR
Type of Security         COST       VALUE        COST       VALUE        COST         VALUE
----------------      ----------  ---------   ----------  ----------  ----------    ----------



Fixed Maturities:
 U.S. Treasury Secur-
 ities and obliga-
 tions of U.S. Govern-
 ment corporations
 and agencies         $  240,690  $  232,678  $    6,258  $    6,777  $    8,350    $    8,956
 Obligations of
 states and politi-
 cal sub-divisions       292,723     261,614   1,273,231   1,399,173   1,151,668     1,225,333
 Public utilities        147,241     139,173      11,060      11,935      20,158        20,620
 Corporate secur-
 ities                   322,177     307,941     131,467     149,876     126,316       136,001
                      ----------  ----------  ----------  ----------   ---------     ---------

Total Fixed Maturities 1,002,831     941,406   1,422,016   1,567,761   1,306,492     1,390,910
Common Stock                 539         768        -           -           -             -
Nonredeemable
  Preferred Stock           -           -            539         539         539           539
                      ----------  ----------  ----------  ----------  ----------     ---------

Total Investments      1,003,370     942,174   1,422,555   1,568,300   1,307,031     1,391,449
                      ----------  ----------  ----------  ----------  ----------    ----------

Cash and Cash
  Equivalents            249,834     249,834      17,894      17,894      14,978        14,978
                      ----------  ----------  ----------  ----------  ----------    ----------

Total Investments
  and Cash and Cash
  Equivalents         $1,253,204  $1,192,008  $1,440,449  $1,586,194  $1,322,009    $1,406,427
                      ==========  ==========  ==========  ==========  ==========    ==========


            In 1994, the Company implemented Statement of Financial Accounting Standards No.115,"Accounting for Certain Investments in Debt and Equity Secur-ities". For a further discussion of this new standard, refer to Note 1 of the Notes to Consolidated Financial Statements, "Investments".

COMPETITION

      The property and casualty insurance market is highly competitive and is comprised of a large number of well capitalized companies, many of which operate in a number of states and offer a wide variety of lines of business. Several of these competitors are larger and have greater financial resources than the Company. Based on published statistics, the Company is the fifth largest writer of private passenger automobile insurance in California.

      While the Company competes with all private passenger automobile insurers in the state, the Company is in more direct competition with other major writers which concentrate on the larger good driver market than with those which specialize in "non-standard", "high-risk" or other niche market segments.

      The Company's marketing and underwriting strategy is to appeal to careful and responsible drivers who are willing to deal direct with the Company in order to save a significant amount of money on their insurance premium. As a result, the Company is able to maintain policy renewal rates well above the industry average.

      By selling its products directly to the insured, the Company has eliminated agents and brokers commissions. The Company provides the same services as agents, but at a reduced cost. The Company also relies heavily on its centralization of operations and its computerized information services system to efficiently service its policyholders and claimants.

      Consequently, the Company consistently operates with one of the lowest underwriting and loss adjustment expense ratios in the industry and is able to maintain its rates among the lowest in the market it serves.

REINSURANCE

      The Company purchases reinsurance to reduce its loss in the event of a catastrophe or from infrequent, large individual claims. A reinsurance trans-action occurs when the Company transfers (cedes) a portion of its exposure from direct business written to a reinsurer which assumes that exposure for a premium. The reinsurance cession does not legally discharge the Company from its liability for a covered primary loss, but provides for reimbursement from the reinsurer to the Company for the ceded portion.

      The Company reviews the financial condition of its reinsurers with its reinsurance intermediary at annual treaty renewal. Participants with financial difficulties, if any, can be removed at that time. The Company is presently not aware of any of its reinsurers experiencing financial difficulties.

      Following the January 17, 1994 Northridge Earthquake, the Company's reinsurance coverage of 75% of $100 million in excess of $10 million was reinstated at a cost of $13 million and additional reinsurance of 75% of the next $100 million was purchased effective April 1, 1994, for approximately $3 million. These treaties expired on June 30, 1994.

      This reinsurance program  was renewed for  the period from  July 1, 1994 through June 30, 1995, with amended terms, for a total annual premium of approximately $28 million. Coverage under these treaties is provided by a number of domestic, foreign and London market companies in layers as follows:

              Catastrophe                Company            Reinsurance
               Loss Layer               Retention             Amount
           -----------------           -----------         -----------

          first $ 10,000,000          $10,000,000        $          0
          next  $ 90,000,000          $ 7,200,000        $ 82,800,000
          next  $100,000,000          $ 5,000,000        $ 95,000,000

      In order to provide reinsurance coverage for the declining earthquake exposure, the Company also purchased from National Indemnity Company additional reinsurance in excess of the underlying $200 million. An additional layer beginning at $400 million effective June 16, 1994 and decreasing by $50 million each month through February 15, 1995 was purchased for a total premium of approximately $21.8 million.

      An extension of the additional coverage from National Indemnity Company was purchased effective January 23, 1995 for a total premium of approximately $7.8 million. This coverage begins at a limit of $200 million and decreases in increments ranging from $25 million to $35 million on the 1st and the 16th of each month beginning March 1, 1995 through May 1, 1995. The treaty expires May 15, 1995.

      The Company also has an excess of loss reinsurance treaty on its homeowners line with General Reinsurance Corporation. The reinsurer's limit is $650,000 in excess of the Company's retention of $300,000 per risk, subject to a maximum reinsurer's limit of $1,300,000 per occurrence.

      The Company has a quota share reinsurance treaty for the Personal Excess Liability Program. Underwriters Reinsurance Company is the lead reinsurer for this treaty. The Company retains 40% and cedes 60% of each risk under this treaty.

REGULATION

      The  Company  and  its  subsidiaries  are  subject  to  regulation   and
supervision by the California Department of Insurance ("DOI") which has broad regulatory, supervisory and administrative powers, related primarily to:

      1.    licensing of insurance companies and agents,
      2.    prior approval of rates, rules, and forms,
      3.    standards of solvency,
      4.    nature of, and limitations on, insurance company investments,
      5.    periodic examination of the affairs of insurers,
      6. annual and other periodic reports of the financial condition and results of operations of insurers,
      7. the establishment of accounting rules regarding loss and loss adjustment expense and other reserves, and
      8.    the issuance of securities by insurers.

      Regulation  by  the  DOI  is  designed  principally  for  the benefit of
policyholders.    The  DOI  conducts  periodic  examinations  of the Company's insurance subsidiaries.

      In January 1995, the Company and the DOI reached a settlement concerning the Company's Proposition 103 rollback liability, wherein $78 million was allocated for customer refunds consistent with rollback obligations establish-ed through a DOI administrative hearing during 1992. A more detailed discus-sion of Proposition 103 can be found in Note 12 of the Notes to Consolidated Financial Statements.

      The operations of the Company are influenced by the laws of the State of California and changes in those laws can affect the revenues and expenses of the Company. The Company is a member of industry organizations which may advocate legislative and initiative proposals and which provide financial support to officeholders and candidates for California statewide public offices. The Company also makes financial contributions to those officeholders and candidates who, in the opinion of management, have a favorable understanding of the needs of the property and casualty insurance industry. In 1994, these contributions were approximately $81,000. The Company believes that such contributions are important to the future of the property and casualty insurance industry in California and intends to continue to make such contributions as it determines to be appropriate.

PROPOSED LEGISLATION

      Property/casualty insurers are continuing to promote federal legislation which would provide economic protection, and help save lives, in the event of natural disasters such as earthquakes.

      In September 1994, a revised version of H.R. 2873, the Natural  Disaster
                           -------
Protection Act, was reported out of the House Public Works Committee. While it did not reach the House floor in 1994, this revised version will likely serve as the basis for discussion when the 104th Congress convenes in 1995.

      Rather than the primary insurance fund posed by the original bill, the new version, called the Natural Disaster Protection Partnership Act, establishes a private Natural Disaster Protection Corporation funded by insurers, reinsurers and state insurance pools to provide catastrophic coverage for residential property losses. Fund shortages could be covered by federal loans.

      In return for protection by this reinsurance, all participating insurers must provide earthquake and volcanic eruption coverage along with their standard homeowner policies. The new bill retrains required state disaster mitigation plans, but would not cover commercial losses, including apartments and businesses.

      Legislation has been introduced (SB 49) within the California state legislature to make certain changes to the Financial Responsibility law and impose arbitration requirements for specific third-party bodily injury claims. A bill has been introduced to reinstate third-party bad faith (AB 1083). Two bills are pending that contain proposals for a no-fault system for the compensation of automobile injury claims (AB 607 and SB 1229).

      At this time, it is uncertain what may be the likelihood of passage of any of these state legislative proposals or their potential for future amendments or agreement or veto by the state's governor.

HOLDING COMPANY ACT

      The Company's subsidiaries are subject to regulation by the California Department of Insurance pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The DOI may examine the affairs of the subsidiaries at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the California Department of Insurance. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving in the net aggregate, more than the lesser of 5% of the Company's admitted assets or surplus as to policyholders, as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. The California code further provides that property and casualty insurers may pay dividends only from earned surplus. The Holding Company Act generally restricts the ability of any one person to acquire more than 10% of the Company's voting securities without prior regulatory approval.

ASSIGNED RISKS

      Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan (CAARP). Each company is required to write liability insurance coverages for drivers applying to CAARP for placement as "assigned risks" because their driving records or other relevant characteristics make them difficult to insure in the voluntary market. The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share.

      The number of applicants to CAARP and number of assigned risk policies in force for the Company declined between 1992 and 1993 and then climbed again in 1994 as follows:

                            APPLICATIONS TO CAARP          POLICIES IN FORCE
           YEAR                  DURING  YEAR                AT DECEMBER 31
           ----             ---------------------          -----------------

           1992                    131,426                        6,403
           1993                    125,670                        6,427
           1994                    136,572                        7,285

      During 1990, rates for CAARP were extremely competitive with those in the voluntary market. In February 1989, CAARP filed for an increase of 112.3%. The Insurance Commissioner granted an interim rate increase of 85% effective October 1, 1990. CAARP appealed the Commissioner's decision to the Superior Court, which ruled in favor of the full 112.3%. In 1994, the Commissioner and CAARP reached an agreement which allowed the interim rate increase of 85% to become permanent while CAARP agreed to withdraw its lawsuit and submit a revised rate filing. In September 1994, CAARP proposed a rate increase of 12.8% which the Commissioner cut by more than half to 5.2%.

      The 85% rate increase and a requirement implemented by the Superior Court that an applicant be certified as eligible for assignment contributed to the decline in the number of applicants to CAARP between 1992 and 1993. The increased rate level, while not making the remaining assigned risk business profitable, did at least cause it to be less unprofitable. The future effect of the assigned risk plan on the Company cannot be predicted because it depends on the ability of CAARP to achieve and maintain an adequate rate level.

EMPLOYEES

      The Company had approximately 2300 full and part-time employees at December 31, 1994. The Company provides medical, pension and 401K savings plan benefits to its employees according to the provisions of each plan. The Company believes that its relationship with its employees is excellent, and employee turnover generally is very low.

ITEM 2.  PROPERTIES

      The Company leases its Home Office building in Woodland Hills, California, which contains approximately 234,000 square feet of leasable office space. The lease was amended in October 1994 which expanded the lease term until November 1999. The lease may be renewed for two consecutive five-year periods.

      The Company also leases office space in nineteen other locations throughout Southern California. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in comparable locations.

ITEM 3.  LEGAL PROCEEDINGS


      From time to time the Company has been named as a defendant in lawsuits incident to its business. Currently included in this class of litigation are almost 50 actions that arise out of Northridge earthquake claims. It is believed that a majority of these claims were filed to protect statutes of limitations. Some of the actions request exemplary or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. While any litigation has an element of uncertainty, the Company does not believe that the ultimate outcome of these pending actions will have a material adverse effect on its consolidated financial condition or results of its operations.

      On January 27, 1995, the California Department of Insurance issued an order which among other things, addressed the issue of the Company's rebate liability associated with Proposition 103. The order, based upon a stipulated agreement with the Company, required refunds to policyholders, while providing immediate cpital additions to improve the Company's financial strength, and financial resources for possible increases in earthquake claims. On March 28, 1995, suit was filed by a consumer group, challenging the settlement and the resultant order issued by the Insurance Commissioner. The Company is advised by counsel, and believes that any challenge to the settlement will be unsuc-cessful. A more detailed discussion of the settlement can be found in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      As a result of the dramatic decline in financial strength of the Company due to the gross losses caused by the Northridge Earthquake, a special meeting of the shareholders was held on December 15, 1994 to vote on the following matters:

1. INVESTMENT AGREEMENT PROPOSAL - An investment and Strategic Alliance Agreement dated as of October 17, 1994 between the Company and American International Group, Inc., a Delaware corporation ("AIG"), including, among other things, (a) the sale to AIG, or to certain wholly owned subsidiaries that AIG may designate, for an aggregate purchase price of $216 million, of
(i) 200,000 shares of the Company's Series A Convertible Preferred Stock, stated value $1,000 per share which are convertible into shares of common stock without par value, at a conversion price of $11.33 per share (subject to customary antidilution provisions), and (ii) 16 million Series A Warrants to purchase an aggregate of 16 million shares of Common Stock at an exercise price of $13.50 per share; (b) the issuance of shares of Common Stock upon conversion of shares of Series A Preferred Stock and upon exercise of the Series A Warrants in accordance with their terms; and (c) the issuance of additional shares of Series A Preferred Stock at the election of the Company in the event gross losses and allocated loss adjustment expenses associated with the January 17, 1994 Northridge, California Earthquake exceed $850 million.

2. INCREASED AUTHORIZED CAPITAL PROPOSAL - An amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 80 million shares to 110 million shares.

3. TRANSFER RESTRICTIONS PROPOSAL - An amendment to the Company's Articles of Incorporation to include certain restrictions, effective for up to 38 months following the consummation of the Transaction, on the transferability and ownership of shares of stock designed to prevent transactions in stock that, under certain circumstances, could trigger limitations under the Internal Revenue Code of 1986 on the Company's ability to utilize net operating losses (including gross losses and allocated loss adjustment expenses related to the Northridge Earthquake) to offset taxable income in future years.

4. INDEMNIFICATION AGREEMENTS PROPOSAL - Ratification of certain Indemnification Agreements that have been entered into between the Company and its subsidiaries and their directors and executive officers and the approval of any such Indemnification Agreements that may be entered into in the future between the Company and its subsidiaries and their directors, officers, employees or other agents.

      The shareholders approved all four of the above matters.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


(a)  PRICE RANGE OF COMMON STOCK

      The stock is currently traded on  the New York Stock Exchange under  the
trading symbol  "TW".   The following  table sets  forth the  high and low bid
prices for the common stock for the indicated periods.


                                                   High           Low
                                                   ----           ---

      1994

         Fourth Quarter                           12-7/8          9-5/8
         Third Quarter                            17-3/8          8-3/4
         Second Quarter                           19-3/8         14-1/4
         First Quarter                            28-1/8         18-7/8


      1993

         Fourth Quarter                           30-7/8        25-1/8
         Third Quarter                            32-3/8        28-1/8
         Second Quarter                           32            27-3/4
         First Quarter                            34            25-3/4

(b)  HOLDERS OF COMMON STOCK

      The approximate number of record holders of the Common Stock on December 31, 1994 was 1,328.

(c)   DIVIDENDS

      The Company paid regular cash dividends on its Common Stock each year since 1973 through the second quarter of 1994. Dividends were paid at the rate of $.16 per share for each of the first two quarters of 1994, $.16 per share per quarter during 1993, and $.13 per share per quarter during 1992. Due to the adverse impact of the Northridge Earthquake on the financial strength of the Company, no dividends were paid in the last two quarters of 1994. The Company's ability to pay future dividends will necessarily depend upon the earnings and financial condition of its Insurance Subsidiaries. 20th Century Industries paid cash dividends of $16,471,000 in 1994.

      As a holding company, the Company is dependent upon dividends from its subsidiaries to pay dividends to its stockholders. The Company's subsidiaries are subject to California laws that restrict their ability to distribute dividends. California law permits a casualty insurance company to pay dividends, within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of policyholders' surplus as of the preceding December 31 or the insurance company's net income for the calendar year preceding the date the dividend is paid. The California insurance code further provides that property and casualty insurers may pay dividends only from earned surplus. Under these rules, 20th Century Insurance Company and 21st Century Casualty Company are unable to pay dividends to the Company during 1995 without prior approval. See Note 10 of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1994 are derived from the consolidated financial statements of 20th Century Industries and its subsidiaries. The consolidated financial statements as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 are included elsewhere in this Form 10-K. All dollar amounts set forth in the following tables are in thousands, except per share data. For a further discussion regarding the impact of Proposition 103 and the Northridge Earthquake on the results of 1994, refer to Notes 12 and 13, respectively, of the Notes to Consolidated Financial Statements.

                                                YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------------
                                1994        1993        1992        1991        1990
                                ----        ----        ----        ----        ----
Operations Data:


  Net premiums earned       $1,034,003  $  989,712  $  896,353    $810,636    $732,695
  Net investment income         84,761      97,574      94,255      90,043      81,056
  Realized investment gains     61,554      16,729      11,498       9,137       3,569
  Other income (loss)              (46)       (180)       (116)       (274)        146
                            ----------  ----------  ----------    --------    --------
    Total Revenues           1,180,272   1,103,835   1,001,990     909,542     817,466
                            ----------  ----------  ----------    --------    --------
  Net losses and loss
    adjustment expenses        944,530     867,451     764,374     697,521     613,015
  Net earthquake losses and
    related expenses           883,816        -           -           -           -
  Policy acquisition costs      43,409      48,375      41,996      38,372      36,338
  Other operating expenses      57,214      57,545      48,337      42,303      36,520
  Proposition 103 expense       29,124       3,474       3,474       6,195      21,023
  Interest expense               8,286          44          33         361         654
                            ----------  ----------  ----------    --------    --------
    Total Expenses           1,966,379     976,889     858,214     784,752     707,550
                            ----------  ----------  ----------    --------    --------
Income (loss)before
    federal income taxes
    and cumulative effect
    of change in accounting
    for income taxes          (786,107)    126,946     143,776     124,790     109,916
  Federal income taxes
    (benefit)                 (288,087)     18,350      26,309      21,253      11,194
                            ----------   ---------   ---------    --------    --------
  Income (loss) before cumu-
    lative effect of change in
    accounting for income
    taxes                     (498,020)    108,596     117,467     103,537      98,722
  Cumulative effect of change
    in accounting for income
    taxes                         -          3,959        -           -           -
                            ----------   ---------   ---------    --------    --------
    Net Income (Loss)       $ (498,020)  $ 112,555   $ 117,467    $103,537    $ 98,722
                            ==========   =========   =========    ========    ========


                                                      YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------
                                1994        1993        1992        1991        1990
                                ----        ----        ----        ----        ----
  Per Share Data:
   PRIMARY -
   Before cumulative effect
    of change in accounting
    for income taxes        $    (9.69)   $   2.11    $   2.29    $   2.02    $   1.92
  Cumulative effect of
    change in accounting
    for income taxes               -           .08        -           -           -
                            ----------    --------    --------    --------    --------
  Net Income (loss)         $    (9.69)   $   2.19    $   2.29    $   2.02    $   1.92
                            ==========   =========   =========    ========    ========
  FULLY DILUTED -
  Before cumulative effect
   of change in accounting
   for income taxes         $    (9.69)
  Cumulative effect of
   change in accounting
   for income taxes                -
                            ----------
  Net Income (loss)         $    (9.69)
                            ==========
Dividends paid per share    $      .32   $     .64   $     .52    $    .42    $    .32
                            ==========   =========   =========    ========    ========


                                                    DECEMBER 31,
                            -----------------------------------------------------------
                                1994        1993        1992        1991         1990
                                ----        ----        ----        ----         ----
Balance Sheet Data:

Total investments            $  942,174  $1,422,555  $1,307,031  $1,200,067  $1,074,177
Total assets                  1,702,810   1,644,670   1,498,330   1,372,628   1,238,060
Unpaid losses and loss
  adjustment expenses           756,243     577,490     554,541     548,377     526,258
Unearned premiums               298,519     299,941     267,556     245,290     219,801
Long-term debt                  160,000        -           -           -          3,333
Claims checks payable            70,725      41,535      39,329      36,884      32,192
Stockholders' equity            317,944     655,209     575,674     484,578     402,365
Book value per common share  $     2.29   $   12.74  $    11.19  $     9.43  $     7.83


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INDUSTRY OVERVIEW AND COMPANY STRATEGY

      The property and casualty insurance business has a history of fluctuating results, and underwriting profitability has tended to vary in cycles. Insurer profitability is influenced by many factors, including price competition, claim frequency and severity, crime rates, natural disasters, economic conditions, interest rates, state regulations and laws and changes in the legal system and court decisions. One of the challenging and unique features of the property and casualty insurance business is that its products must be priced before costs are fully known because premiums are charged before claims are incurred.

      Insurance industry price levels tend to change with underwriting results. As companies experience underwriting losses, prices tend to increase and competition decreases. As underwriting results improve, prices tend to decrease and competition increases.

      The Company engages in private passenger automobile, homeowners, condominium, earthquake and personal excess liability insurance primarily in Southern California. The Northridge Earthquake on January 17, 1994 resulted in unprecedented losses for the Company. In order to reduce future earthquake exposure, the Company ceased writing new homeowner and condominium insurance in accordance with an order received from the California Department of Insurance in June 1994. However, the Company continues to renew existing homeowner and condominium policies for two more annual renewal periods, excluding earthquake coverage. All earthquake coverages will be terminated by July 23, 1995, and all homeowners and condominium coverage will be terminated by July 23, 1997.

      Policies in force for the Company's two major programs were as follows:

                                                   DECEMBER 31,
                                    ------------------------------------------
                                            1994          1993         1992
                                            ----          ----         ----
Policies in Force
  Automobile                             1,132,605      1,130,446    1,018,656
  Homeowners and Other                     217,239        244,786      228,709
                                    --------------    -----------  -----------
  Total                                  1,349,844      1,375,232    1,247,365
                                    ==============    ===========  ===========

      Underwriting results for the business written by the Company, excluding earthquake, are sensitive to weather-related claims and may vary substantially from one period to another depending on weather during the periods. Results for the first and fourth quarters of the year are particularly vulnerable to weather patterns. Quarterly loss and loss adjustment expense ratios for the most recent three years are as follows:

      YEAR                1Q          2Q          3Q          4Q
      ----              -----       -----       -----       -----
      1992               88.0        81.6        82.9        88.5
      1993               90.3        83.9        86.5        89.9
      1994              312.1       116.9       143.1       142.4

      While the quarterly loss and loss adjustment expense ratios generally exhibit the pattern expected to be caused by weather influences, they also show the variability caused by the fortuitous events which are the basic subject of the insurance process. More specifically, the effect of the Southern California fires in October 1993 and the Northridge Earthquake in January 1994 can be seen in the ratios for the fourth quarter of 1993 and all of 1994, respectively. The Northridge Earthquake contributed 215.0%, 28.7%, 51.3%, and 49.2% to the loss ratios for each of the four quarters in 1994, respectively. Excluding the Northridge Earthquake, the loss ratios follow the expected pattern caused by weather influences in the first and fourth quarters. Refer to Management's Discussion and Analysis - Financial Condition for a further discussion of the earthquake impact.

      Property insurance results are subject to the variability introduced by the chance occurrences of natural or man-made disasters such as earthquakes, fires, windstorms, floods and riots. The Company minimizes its exposure to riot-related damage by not writing commercial risks, and its exposure to conflagration is reduced because it does not accept business in close proximity to designated brush hazard areas. The Company reported claims totaling approximately $4.3 million, after reinsurance, as a result of the Southern California fires in the fourth quarter of 1993; however, it was assessed an additional $2.6 million as its share of California Fair Plan losses. Hurricanes and similar wind-related catastrophes are not generally considered to be a significant exposure in California. The Company does not have a significant exposure to floods as flood damage is not covered under the homeowners policy.

      Because the Company does not write property or liability insurance for commercial risks, its exposure to losses caused by exposure to radon or caused by environmental pollution is insignificant. The Company has received no such claims under the homeowners policy and believes the probability of a success-
ful claim of this nature to be remote. Removal of asbestos materials necessitated by earthquake claims has been included in the estimated loss values for these claims.

      The Company had been writing earthquake insurance since 1982. Since that time, the Company has always believed that its major catastrophe exposure was to a loss caused by an earthquake. The Company reduced its net exposure from such an event with the purchase of reinsurance in amounts based on global reinsurance market conditions and the Company's estimates of its exposure. The exposure from such a loss was consistently reviewed each calendar quarter. Prior to the Northridge Earthquake, the Company had purchased property catastrophe reinsurance for a catastrophe up to $110 million.

      Following the January 17, 1994 Northridge Earthquake, the Company's reinsurance coverage of 75% of $100 million in excess of $10 million was reinstated at a cost of $13 million and additional reinsurance of 75% of the next $100 million was purchased effective April 1, 1994, for approximately $3 million. These treaties expired on June 30, 1994.

      This reinsurance program  was renewed for  the period from  July 1, 1994 through June 30, 1995, with amended terms, for a total annual premium of approximately $28 million. Coverage under these treaties is provided by a number of domestic, foreign and London market companies in layers as follows:

              Catastrophe                Company            Reinsurance
               Loss Layer               Retention             Amount
           -----------------           -----------         -----------

          first $ 10,000,000          $10,000,000        $          0
          next  $ 90,000,000          $ 7,200,000        $ 82,800,000
          next  $100,000,000          $ 5,000,000        $ 95,000,000

      In order to provide reinsurance coverage for the declining earthquake exposure, the Company also purchased from National Indemnity Company additional reinsurance in excess of the underlying $200 million. An additional layer beginning at $400 million effective June 16, 1994 and decreasing by $50 million each month through February 15, 1995 was purchased for a total premium of approximately $21.8 million.

      An extension of the additional coverage from National Indemnity Company was purchased effective January 23, 1995 for a total premium of approximately $7.8 million. This coverage begins at a limit of $200 million and decreases in increments ranging from $25 million to $35 million on the 1st and the 16th of each month beginning March 1, 1995 through May 1, 1995. The treaty expires May 15, 1995.

Financial Condition

Impact of the Northridge Earthquake
-----------------------------------

      The Northridge, California Earthquake, which occurred on January 17, 1994 ("Northridge Earthquake"), has significantly affected the financial condition of the Company and its operating results for the entire year of 1994. The Northridge Earthquake occurred in an area in which the Company's homeowners and earthquake business was concentrated and the forces of the earthquake were much greater and caused significantly more damage than usually associated with an event of this Richter magnitude.

      The resulting losses from the earthquake continue to place pressure on the Company and its financial condition. The Company experienced a reduction in its historical pattern of growth, ceased all advertising and marketing for new policies, and suspended its quarterly dividend for the third and fourth quarters of fiscal 1994. As of December 31, 1994, total estimated gross losses and allocated loss adjustment expenses from the Northridge Earthquake reached $940 million.

      On June 9, 1994, the Company announced an order by the California Department of Insurance ("DOI") designed to reduce the Company's earthquake exposure. The DOI ordered the Company's insurance subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company (the "Insurance Subsidiaries") to discontinue writing new homeowners, condominium owners and earthquake insurance and to discontinue renewal of existing earthquake insurance. The DOI also approved a 17% rate increase for the homeowners program. The Insurance Subsidiaries agreed to offer renewal without earthquake coverage to existing homeowners and condominium owners policyholders for two more annual renewal periods. The Company also agreed to increase the combined statutory surplus of the Insurance Subsidiaries to at least $250 million by June 30, 1994.

      On June 30, 1994, the Company obtained a $175 million bank line (the "Bank Credit Agreement") through The First National Bank of Chicago and Union Bank (the "Lenders") of which $160 million has been borrowed and is outstanding at December 31, 1994. Loan proceeds of $120 million were used to increase the statutory surplus of the Insurance Subsidiaries to minimum levels mandated by the DOI. The five-and-one-half year reducing-revolver loan features interest-only payments for the first 18 months. Beginning January 1, 1996, the aggregate commitment will be automatically reduced $35 million and $8.75 million thereafter on the first day of each quarter through the facility's maturity date of January 1, 2000. Principal repayments are required when total outstanding advances exceed the aggregate commitment. Under the terms of the Bank Credit Agreement, all of the outstanding shares of capital stock of the Insurance Subsidiaries have been pledged as collateral.

      In order to provide reinsurance coverage for the declining earthquake exposure, the Company also purchased from National Indemnity Company additional reinsurance in excess of the underlying $200 million. An additional layer beginning at $400 million effective June 16, 1994 and decreasing by $50 million each month through February 15, 1995 was purchased for a total premium of approximately $21.8 million.

      On September 8, 1994, the Company revised upward its estimated gross losses and allocated loss adjustment expenses from the Northridge Earthquake expected to be sustained by the Insurance Subsidiaries to approximately $815 million. The Company became in violation of the net worth maintenance and other financial covenants under the Bank Credit Agreement. The statutory surplus of the Insurance Subsidiaries was reduced from approximately $252 million on June 30, 1994 to approximately $71 million on September 30, 1994, the ratio of the Insurance Subsidiaries' total net written premiums to statutory surplus increased to 14:1 and the Company's stockholders' equity declined to approximately $163 million. These adverse developments put a severe financial strain on the Company.

      On September 8, 1994, the Company notified the Lenders that the Company was in default under the Bank Credit Agreement and, on September 12, 1994, the Lenders imposed the default rate of interest on outstanding loans and notified the Company that no additional loans would be available while any default was continuing. The Lenders also requested prompt information concerning the steps the Company was taking to restore the capital of its Insurance Subsidiaries and to cure the default. On September 20, 1994, the Lenders requested that the Company deposit $25 million in a cash collateral account with one of the agent banks to secure its obligations under the Bank Credit Agreement. The Lenders also presented the Company with a series of capital investment alternatives and required the Company to select and take action to raise the required capital.

      The DOI, after discussions with the Company's management, requested that the Company expeditiously implement a plan that would provide a more appropriate level of surplus at the Insurance Subsidiaries. At the same time, an agreement was reached among the DOI, two consumer intervenors and the Company regarding the Company's proposed automobile insurance rate increase that had been filed for approval in December, 1993. On September 14, 1994, the Commissioner approved a 6% rate increase, which was estimated to generate an additional $56 million a year in revenues. The agreement provided that the 6% rate increase would decrease to 3% when the Insurance Subsidiaries' total net written premium to statutory surplus ratio had reached 3:1. See the discussion regarding the impact of the Proposition 103 rollback below.

      On October 17, 1994, the Company entered into an Investment and Strategic Alliance Agreement (the "Investment Agreement") with American International Group, Inc. ("AIG"), to provide $216 million of equity capital. The agreement provided for, among other things (a) the sale to AIG, or to certain wholly-owned subsidiaries that AIG may designate, for an aggregate purchase price of $216 million, of (i) 200,000 shares of Series A Convertible Preferred Stock stated value $1,000 per share (the "Series A Preferred
Stock"), which are convertible into shares of Common Stock at a conversion price of $11.33 per share (subject to customary antidilution provisions), and
(ii) 16 million Series A Warrants to purchase an aggregate of 16 million shares of Common Stock at an exercise price of $13.50 per share (subject to adjustment as described in the Investment Agreement); (b) the issuance of shares of Common Stock upon conversion of shares of Series A Preferred Stock and upon exercise of the Series A Warrants in accordance with their terms; and
(c) the issuance of additional shares of Series A Preferred Stock on the terms described in the Investment Agreement at the election of the Company in the event gross losses and allocated loss adjustment expenses associated with the Northridge Earthquake exceed $850 million (the "Transaction").

        The Company also negotiated with the Lenders the terms of an amendment and waiver to the Bank Credit Agreement (the "Amendment and Waiver") in order to facilitate the proposed transaction with AIG. The Amendment and Waiver, which was executed and delivered by the Company and the Lenders on October 17, 1994, conditionally waived the Lenders' rights to pursue remedies based on existing defaults pending consummation of the Transaction, and made certain amendments to the Bank Credit Agreement, effective upon the closing of the Transaction.

      At a special shareholder meeting held on December 15, 1994, (the "Closing Date"), the Investment Agreement was approved. Subsequently, Holders of the Series A Preferred Stock, voting separately as a class, elected two of the Company's eleven directors. Holders of Common Stock were not entitled to vote in the election of such two directors. Since the Company's gross losses and allocated loss adjustment expenses related to the Northridge Earthquake have exceeded $850 million, AIG shall, if requested by the Company, contribute up to an additional $70 million to the Company in exchange for shares of Series A Preferred Stock having an aggregate liquidation value equal to the contributed amount plus an additional liquidation amount based on a formula designed to compensate AIG for its proportional share of the Company's after-tax loss resulting from the gross losses and allocated loss adjustment expenses relating to the Northridge Earthquake in excess of $850 million. The Company may determine not to obtain some or all of the additional capital from AIG in light of certain rules under the Internal Revenue Code governing the Company's ability to utilize its net operating losses to offset taxable income in future years. The Series A Preferred Stock will be entitled to a per annum cumulative dividend equal to 9% payable quarterly. At the option of the Company, during the next three years, dividends may be paid in cash or in kind (whereby, a holder receives, in lieu of cash, shares of Series A Preferred Stock having a liquidation value equal to the dividends declared).

      The Series A Warrants are, by their terms exercisable at any time fol-lowing the first anniversary of the consummation of the Transaction. However, both the exercise and sale of Series A Warrants are subject to transfer re-strictions in the Company's Articles of Incorporation, which limit exercise or sale of the warrants until February 1998. The exercise price of $13.50 per share and the number of shares of Common Stock obtainable per Series A
Warrants are subject to adjustment pursuant to customary antidilution provisions. The exercise date may be accelerated in the event the Company's Board of Directors approves such an acceleration, and shall automatically be accelerated to any earlier date that AIG is entitled to acquire additional securities of the Company pursuant to the standstill provisions of the Invest-ment Agreement. These Warrants will expire on the thirteenth anniversary of the Closing Date.

  In addition, in the event the Company's total gross losses and allocated loss adjustment expenses with respect to the Northridge Earthquake exceed $945 million, the exercise price shall be reduced by $0.08 per share for each million dollars of gross losses and allocated loss adjustment expenses in excess of $945 million (provided that the exercise price shall never be reduced to less than $1.00 per share as a result of Northridge Earthquake losses); provided, however, that no adjustment to the Exercise Price shall be made with respect to increases in gross losses and allocated loss adjustment expenses reflected in financial statements following the 1995 year-end audited financial statements of the Company.

      In connection with the Investment Agreement, subsidiaries of AIG and each of the Insurance Subsidiaries have entered into a five-year quota share reinsurance agreement for 10% of each of the subsidiaries' policies incepting on and after January 1, 1995. At AIG's option, the agreements may be renewed annually for four years following the initial term, with an annual reduction of 2% in the quota share percentage ceded to AIG's subsidiaries.

      The Investment Agreement also provides that the Company and AIG use their respective best efforts to negotiate and mutually agree upon a joint venture agreement whereby the Company and AIG will form a new subsidiary or subsidiaries to engage in the Company's automobile insurance business in states outside California.

Impact of Proposition 103 Rollback
----------------------------------

      On August 18, 1994, the California Supreme Court issued a decision (the "Proposition 103 Ruling") reversing a lower court ruling that had upheld the Company's challenge to the constitutionality of certain regulations and an administrative order issued by the Commissioner pursuant to California Proposition 103. The effect of the Proposition 103 Ruling was to reinstate the Commissioner's order directing that the Company issue refunds totaling approximately $78.3 million, plus interest at 10% per annum from May 8, 1989, to policyholders who purchased insurance from the Insurance Subsidiaries between November 8, 1988 and November 8, 1989.

      On September 2, 1994, the Company filed a petition for rehearing with the California Supreme Court which was denied. The Company filed a petition for a writ of certiorari with the United States Supreme Court.

      Barring action by the U.S. Supreme Court to reverse the Proposition 103 Ruling, the Commissioner's refund order obligated the Company to pay approximately $122 million, which included accrued interest through December 31, 1994. Prior to the Supreme Court ruling, the Company had $51 million accrued, and recorded an additional $71 million in September of 1994.

      On  January  27,  1995,  the  Company  announced  a settlement of rebate liabilities associated with Proposition 103. As a result, the Company allocated $78 million for customer refunds, consistent with the Company's liability established through a DOI administrative hearing during 1992. Interest on the liability established through the original refund order will not be assessed.

      Initially, the Company will refund $46 million to customers specified in the agreement as soon as practicable, representing an average payment per household of $80.00, approximately 7.5 percent of premiums paid between November 8, 1988 and November 7, 1989. The remaining $32 million will be set aside for additional customer refunds conditioned on the ultimate level of claim costs associated with the 1994 Northridge Earthquake.

      Prior to this settlement, the Company had accrued approximately $122 million with respect to its possible Proposition 103 liability. Therefore, as of December, 1994, the Company reduced its accrual $44 million.

      As part of the settlement, the Company withdrew its request for a hearing with the United States Supreme Court to appeal the California Supreme Court decision in the Proposition 103 test case "20th Century vs. Garamendi" and agreed to abide by the terms of Commissioner Quackenbush's order. Upon announcement of the settlement, a consumer group objected to the settlement terms, and threatened legal action. The Company is advised by counsel, and believes that any challenge to the settlement will be unsuccessful.

      Another condition of this agreement required the Company to obtain new capital of $50 million and contribute the funds to the surplus of the Insurance Subsidiaries. Of the $50 million, $30 million must be obtained by March 31, 1995. Available to the Company were an additional $15 million under the existing bank credit facility and up to $70 million in "Earthquake Preferred" stock which could be issued to AIG.

       In the latter part of March, 1995, the Company issued an additional $20 million in Preferred Stock to AIG and borrowed an additional $10 million against its existing bank credit facility.

RESULTS OF OPERATIONS

Underwriting Results

      Premiums earned and underwriting results for the Company's two major programs were as follows:

                                                   DECEMBER 31,
                                    ------------------------------------------
                                            1994          1993         1992
                                            ----          ----         ----

Premiums Earned
  Automobile                        $  981,893,000   $908,522,000 $823,680,000
  Homeowners and Other                  52,110,000     81,190,000   72,673,000
                                    --------------   ------------ ------------
  Total                             $1,034,003,000   $989,712,000 $896,353,000
                                    ==============   ============ ============
Underwriting Profit (Loss)
  Automobile                        $  (45,854,000)  $ 25,064,000 $ 36,890,000
  Homeowners and Other                (877,487,000)   (11,598,000)   1,714,000
                                    --------------   ------------ ------------
  Total                             $ (923,341,000)  $ 13,466,000 $ 38,604,000
                                    ==============   ============ ============

Impact of the Northridge Earthquake
-----------------------------------

      The Northridge Earthquake has resulted in substantial losses. Since the event occurred, the Company and other members of the property and casualty insurance industry have revised their estimates of claim costs and related expenses several times. Because of the unusual nature of the ground motion during the earthquake, the earthquake produced significant damage to structures beyond normal expectations. Delayed discovery of the severity of damages has caused claims to be reevaluated as the additional damage becomes known and has made the estimation process extremely difficult. The Company estimates total gross losses and allocated loss adjustment expenses for this catastrophe to be $940 million at December 31, 1994. Unallocated loss adjustment, FAIR Plan assessments and other earthquake related expenses are estimated to be an additional $20 million. By mid-July, the Company had received all of the $76.3 million in catastrophe and per-risk reinsurance recoverables due to this event. As of December 31, 1994, the Company has received 35,327 homeowners and condominium claims and 10,139 automobile claims. Because of the difficulties of estimation noted above, it is possible that the Company's Northridge Earthquake loss estimates will increase. Should the earthquake losses exceed current estimates, $32 million in reserves related to the Proposition 103 settlement will be available to offset the additional earthquake losses. However, should the earthquake losses exceed $974 million, future financial periods will be impacted and additional capital may be required. The capital transaction with AIG includes provision for the Company to receive up to an additional $70 million of capital from AIG to cover excess losses. The Company, however, may determine not to obtain some or all of the additional capital from AIG in light of certain rules under the Internal Revenue Code governing the Company's ability to utilize its net operating losses to offset taxable income in future years, or the Company could elect to obtain some or all of the additional capital from AIG notwithstanding the fact that the issuance of securities in exchange for such capital could result in a limitation on the Company's ability to utilize its net operating losses.

      On a pre-tax basis, net incurred claims and expenses, including reinsurance reinstatement costs, total $883.8 million. The net after-tax charge against year-to-date earnings for all costs for this event is $574.5 million, or $11.18 per share.

      As of December 31, 1994, the Company had paid approximately $785 million in gross losses and allocated loss adjustment expenses related to the Northridge Earthquake. Funds to make payments came from normal operating cash flows of $226 million, reinsurance proceeds of $76.3 million, and the sale or maturity of approximately $483 million in investments. The funds needed to pay remaining earthquake related losses and expenses will come from normal positive operating cash flows, from loan proceeds and from the proceeds of the capital transaction with AIG.

Operations Excluding the Effects of the Northridge Earthquake and  Proposition
------------------------------------------------------------------------------
103 Rollback
------------

Automobile

      Automobile insurance continues to be the major line of business written by the Company and has been consistently profitable. Excluding earthquake related claims and expenses, the earthquake reinsurance reinstatement premium and the Proposition 103 rollback, the Company would have realized an automobile underwriting profit of $10,127,000. Because of the cessation of advertising, total automobile policies in force for 1994 remained level with

1993, compared to an 11.0% increase in 1993 over 1992. Earned premiums grew 8.1% in 1994 compared to 10.4% in 1993. Automobile underwriting profits have declined over the last three years due to the increase in losses from Assigned Risk business and no rate increases during this period of time.

      The automobile insurance business written by the Company is comprised of "Good Drivers", as defined by California statute. While this business would have been acceptable to the Company before Proposition 103, those who had no prior insurance would have been written at a higher rate level than those who had been insured prior to being written by the Company. The underwriting losses produced by this segment of the market suggests that the former differential was appropriate. These drivers have produced automobile underwriting losses of $31,134,000 in 1994, compared to $16,877,000 in 1993 and $9,719,000 in 1992.

      Overall automobile underwriting results are also affected by assigned risk policies in force. Such policies remained level between 1992 and 1993 and then increased in 1994. Underwriting losses for assigned risk business were $3,800,000 in 1994, compared to $3,031,000 in 1993 and $1,862,000 in
1992.

      The Company was granted an overall increase in automobile rates of 6%, which took effect on October 7, 1994. Prior to this increase, the Company had not revised its automobile rates since 1988.

Homeowners and Other Programs

      As mentioned previously, the Company no longer writes new homeowners or condominium policies or earthquake coverage endorsements as ordered by the DOI. The Company continues to write new Personal Excess Liability Policies. Additionally, the Company will continue to renew existing homeowner and condominium policies without earthquake through July, 1997. Due to the Company's intent to exit the homeowners' market, policies in force for homeowners and the other programs combined decreased 11.3% in 1994 compared to an increase of 7.0% in 1993.

      Underwriting results for these programs are subject to variability caused by weather-related claims and by infrequent disasters. Excluding earthquake related claims and expenses, the earthquake reinsurance reinstatement and the Proposition 103 rollback, the underwriting profit (loss) for these lines was  $(21,514,000) in 1994,  $(11,598,000) in 1993 and  $1,714,000
in 1992. Results in 1994 include approximately $35,000,000 of catastrophe reinsurance premiums related to the additional reinsurance coverage. Results in 1993 were influenced by $4.6 million in claims due to rainy weather in the first quarter of the year; and by claims of approximately $4.3 million, after reinsurance, plus a $2.6 million assessment for the Company's share of California Fair Plan losses, due to the Southern California fires in the fourth quarter of the year. Results in 1992 included rainy weather in the first and fourth quarters of the year.

      The Company also received a homeowner rate increase averaging 17% effective August 1, 1994. The proposed increase reflects the rising costs of claim payments in this product line and a modest provision for weather and for catastrophes.

Policy Acquisition and General Operating Expenses

      The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. The ratio of underwriting expenses (excluding interest) to earned premiums was 10.1% in 1994, 10.7% in 1993 and 10.0% in 1992. The Company's efficiency, as reflected in its expense advantage over its competitors, enables the Company to maintain its price leadership and provide for future growth and profitability.

Investment Income

      Net pre-tax investment income was $84,761,000 in 1994, $97,574,000 in 1993 and $94,255,000 in 1992 which produced an increase (decrease) over the prior year of (13.1%) and 3.5% for 1994 and 1993, respectively. Average invested assets decreased 14.0% in 1994 from 1993 and increased 8.8% in 1993 over 1992. Average annual pre-tax yield on invested assets has declined from 7.4% in 1992 to 7.1% in 1993 to 6.7% in 1994 because of lower interest rates available on bonds purchased in 1992 and 1993 and because bonds that had been purchased previously with rates that were higher than currently available were sold in 1994 to generate cash for paying earthquake claims. In addition, in 1994, available cash was invested in commercial paper which yielded a lower interest rate then that earned on the bond portfolio.

      Realized capital gains on the sales of investments has increased from $11,498,000 in 1992, to $16,729,000 in 1993 and to $61,554,000 in 1994.

      As of December 31, 1994, the Company had a net unrealized loss on bonds of $61,425,000 compared to a net unrealized gain in 1993 and 1992 of $145,746,000 and $84,418,000, respectively. The primary reason for the shift from an unrealized gain to an unrealized loss is that interest rates rose sharply since late 1993 causing a reduction in fair value of the bond portfolio, and the Company had recognized significant gains on the portion of the bond portfolio sold in 1994.

      The Company's investment guidelines currently emphasize buying high-quality, fixed income, taxable securities because of the Company's substantial net operating loss carryforward. While the Company's policy is generally to hold these investments until maturity, its ongoing monitoring and evaluation of investment holdings and market conditions may, from time to time, result in selected sales of investments prior to maturity. The Company has designated its portfolio as "available-for-sale," and it is carried at fair value as of December 31, 1994 in accordance with the standards set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company implemented this new standard January 1, 1994. For a more complete description of this new standard, see Note 1 of the Notes to Consolidated Financial Statements, "Investments".

Income Taxes

      In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and tax assets for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of assets and liabilities. For further discussion, refer to Note 4 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has experienced positive cash flow from operating activities. Due to the severe earthquake losses, the Company did not generate a positive cash flow from operating activities in 1994. The Company paid for these losses with cash from operations, investment sales, loan proceeds and equity financing. Funds needed to pay for remaining earthquake related losses and expenses will come from normal positive operating cash flows and from available cash on deposit. As of December 31, 1994, the Com-pany had total cash of $249,834,000 and total investments of $942,174,000. Of the Company's total investments, $229,216,000 at fair value was invested in tax-exempt state and municipal bonds and the balance was invested in taxable government, corporate and municipal securities.

      Statutory regulations require the majority of the Company's investments to be made in high-grade securities to provide ample protection for policyholders. The Company primarily invests in long-term fixed maturity investments such as bonds.

      Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors the loss payments to provide projections of future cash requirements. The Company generally generates enough cash flow to allow for monthly investments in the Cash Management Fund which is the source for purchasing long-term investments such as bonds. In order to help pay for the earthquake losses in 1994, the Company capitalized on the substantial unrealized gain in its bond portfolio by selling off bonds with higher market values. This resulted in capital gains of $61,554,000.

      In order to realize capital gains to increase statutory surplus, to provide cash for earthquake claims payments and to maximize investment income, the Company has restructured its investment portfolio to increase the proportion of investment-grade taxable instruments. Accordingly, the entire portfolio is shown as available-for-sale. As of December 31, 1994, the portfolio contained 76% taxable instruments compared to 13% a year earlier. All of the Company's investments are of high-quality and very liquid.

      In prior years, the Company's most significant capital requirement resulted from its need to maintain an acceptable ratio of net premiums written to policyholders' surplus. In 1994, the losses from the Northridge Earthquake were so severe that the Company obtained a $160 million bank loan for its subsidiaries and equity financing from American International Group, Inc.
(AIG).  See Notes 7 and 14 of the Notes to Consolidated Financial Statements.

      At December 31, 1994, the Company has $200 million of preferred stock outstanding, bearing interest at 9% per year payable quarterly. This results in a dividend of $18 million a year, or $4,500,000 per quarter. The Company also has a revolving credit line obligation of $160 million, with interest obligations varying according to market conditions. First quarter 1995 interest payments are estimated to be $3,900,000.

      In March 1995, the Company issued an additional $20 million of preferred stock and borrowed another $10 million against the existing bank credit facility in order to increase the surplus of its Insurance Subsidiaries pursuant to an order by the California Department of Insurance. Dividends required in June 1995 and subsequent quarters will be $4,950,000. Interest for the credit facility will be approximately $3,700,000 for the second quarter of 1995.

      Funds required by 20th Century Industries to pay dividends are provided by the Insurance Subsidiaries. The ability of the Insurance Subsidiaries to pay dividends to the holding company is regulated by state law. Because of statutory regulations which require dividends to be paid from earned surplus, no dividends may be paid by the subsidiaries in 1995 without prior approval. The order from the DOI in January, 1995 specifically provides that the Insurance Subsidiaries may pay dividends to service existing debt and preferred stock obligations, and to service the additional contributions. The DOI and the Company have been in constant communication, and currently the DOI is permitting the Company to operate at a net premiums written to surplus ratio in excess of 3:1. The Company has requested approval from the DOI for an extraordinary dividend to pay the required dividends and interest, and anticipates a favorable response.

      Stockholders' equity decreased $337.3 million between 1993 and 1994 from $655.2 million to $317.9 million, respectively, while book value per common share decreased $10.45 from $12.74 to $2.29 for the same time period.

      For years prior to 1994, the Company's cash outlays for income taxes generally exceeded income tax expense recorded in accordance with generally accepted accounting principles. This resulted primarily because of the reduction of the unearned premium deduction and the discounting of unpaid loss reserve mandated by the Tax Reform Act of 1986.

      In 1994, the losses caused by the Northridge Earthquake resulted in a net operating loss of approximately $788.5 million and $759.5 million for regular tax and alternative minimum tax, respectively. Of these amounts, $238.0 million and $350.0 million for regular tax and alternative minimum tax, respectively, were carried back to the previous three years offsetting most of the taxable income for those years and resulting in a tax refund of $74.1 million. The balance of the 1994 net operating loss ($550.0 million and $408.0 million for regular tax and alternative minimum tax, respectively) will offset taxable income for future years. For the next two to three years, the Company expects to have very small cash outlays for income taxes, specifically alternative minimum tax. Until the net operating losses are fully utilized, the Company expects that cash outlays for income taxes will be less than income tax expense recorded in accordance with generally accepted accounting principles. The net operating loss carryforwards will expire in the year 2009.

RISK-BASED CAPITAL

      The National Association of Insurance Commissioners (NAIC) requires property and casualty insurance companies to calculate and report information under a Risk-Based Capital (RBC) formula effective with the filing of their 1994 annual statements due March 1, 1995. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. The Company implemented the RBC formula for year-end 1994 and has exceeded the minimum RBC requirements. Therefore, no corrective action is required.

HOME OFFICE LEASE

      The Company leases its Home Office building in Woodland Hills, California, which contains approximately 234,000 square feet of leasable office space. The lease was amended in October 1994 which extended the lease term until November 1999. The lease on this building may be renewed for two consecutive five-year periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
20th Century Industries


      We have audited the accompanying consolidated balance sheets of 20th Century Industries and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As more fully discussed in Notes 7, 12, 13 and 14, the Company's financial position has been adversely impacted by an earthquake in the Southern California area and other events occurring in 1994.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 20th Century Industries and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with
generally accepted accounting principles.   Also, in our opinion, the  related
financial  statement  schedule,   when  considered  in  relation  to the basic
financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note 1, 20th Century Industries and subsidiaries adopted in 1994 the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As described in Note 4, 20th Century Industries and subsidiaries adopted in 1993 the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".



                                                ERNST & YOUNG LLP


Los Angeles, California
February 17, 1995

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                       DECEMBER 31,
                                              ------------------------------
                                                 1994              1993
                                                 ----              ----
                                                  (Amounts in thousands)
Investments:
    Fixed maturities, held-to-maturity
      at amortized cost (fair value,
      1993 $1,289,895)                         $     -           $1,177,565
    Fixed maturities - available-for-
      sale, at fair value, 1994 and lower
      of aggregate amortized cost or aggregate
      fair value, 1993 (amortized cost, 1994
      $1,002,831; aggregate fair value, 1993
      $277,866)                                   941,406           244,451
    Equity securities, at fair value
      (cost, 1994 $539;
      1993 $539)                                      768               539
                                               ----------        ----------
      Total investments - Note 2                  942,174         1,422,555
Cash and cash equivalents                         249,834            17,894
Accrued investment income                          19,631            28,247
Premiums receivable                                90,236            87,241
Income taxes receivable                            74,064             1,396
Deferred income taxes - Note 4                    276,570            40,905
Deferred policy acquisition
     costs - Note 3                                14,776            15,712
Furniture, equipment and leasehold
    improvements; at cost less accumulated
    depreciation, 1994 $42,171; 1993 $35,414       13,307            17,409
Other assets                                       22,218            13,311
                                               ----------        ----------

                                               $1,702,810        $1,644,670
                                               ==========        ==========





The accompanying notes are an integral part of this statement.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     DECEMBER 31,
                                             -----------------------------
                                                  1994            1993
                                                  ----            ----
                                       (Amounts in thousands, except share data)

Unpaid losses and loss adjustment
  expenses - Note 6                            $  756,243      $  577,490
Unearned premiums                                 298,519         299,941
Bank loan payable - Note 7                        160,000            -
Claims checks payable                              70,725          41,535
Proposition 103 payable - Note 12                  78,307          49,185
Other liabilities - Note 5                         21,072          21,310
                                               ----------      ----------
  Total liabilities                             1,384,866         989,461
                                               ----------      ----------

Commitments - Note 9 and
  Contingencies - Note 11
Stockholders' equity - Note 10
Capital Stock
  Preferred stock, par value $1.00
  per share; authorized 500,000
  shares, none issued
  Series A convertible preferred stock,
  stated value $1,000 per share, authorized
  376,126 shares, outstanding 200,000
  in 1994                                         200,000            -
  Common stock without par value;
  authorized 110,000,000 shares,
  outstanding 51,472,471 in 1994
  and 51,447,471 in 1993                           69,340          68,848
  Common stock warrants                            16,000            -
Unrealized investment losses, net - Note 2        (39,777)           -
Retained earnings                                  72,381         586,361
                                               ----------      ----------
  Total stockholders' equity                      317,944         655,209
                                               ----------      ----------
                                               $1,702,810      $1,644,670
                                               ==========      ==========



The accompanying notes are an integral part of this statement.

                         20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------
                                          1994            1993             1992
                                          ----            ----             ----
                                      (Amounts in thousands, except per share data)

  REVENUES:
  Net premiums earned - Note 8         $ 1,034,003      $  989,712       $  896,353
  Net investment income - Note 2            84,761          97,574           94,255
  Realized investment gains                 61,554          16,729           11,498
  Other                                        (46)           (180)            (116)
                                       -----------      ----------       ----------
                                         1,180,272       1,103,835        1,001,990
                                       -----------      ----------       ----------
  LOSSES AND EXPENSES:
  Net losses and loss adjustment
    expenses - Note 6                      944,530         867,451          764,374
  Net earthquake losses and related
    expenses - Note 6                      883,816            -                -
  Policy acquisition costs                  43,409          48,375           41,996
  Other operating expenses                  57,214          57,545           48,337
  Proposition 103 expense - Note 12         29,124           3,474            3,474
  Interest expense                           8,286              44               33
                                       -----------      ----------       ----------
                                         1,966,379         976,889          858,214
                                       -----------      ----------       ----------
  Income (loss) before federal income
    taxes and cumulative effect
    of change in accounting for
    income taxes                          (786,107)        126,946          143,776
  Federal income taxes (benefit) -
    Note 4                                (288,087)         18,350           26,309
                                       -----------      ----------       ----------
  Income (loss)before cumulative effect
    of change in accounting for income
    taxes                                 (498,020)        108,596          117,467
  Cumulative effect of change in
    accounting for income taxes               -              3,959             -
                                       -----------      ----------       ----------
    NET INCOME (LOSS)                  $  (498,020)     $  112,555       $  117,467
                                       ===========      ==========       ==========
  EARNINGS (LOSS) PER COMMON
    SHARE - NOTE 1
    PRIMARY -
      Before cumulative effect of
      change in accounting for
      income taxes                     $     (9.69)     $     2.11       $     2.29
      Cumulative effect of change in
      accounting for income taxes             -                .08             -
                                       -----------      ----------       ----------
      NET INCOME (LOSS)                $     (9.69)     $     2.19       $     2.29
                                       ===========      ==========       ==========
    FULLY DILUTED -
      Before cumulative effect of
      change in accounting for
      income taxes                     $     (9.69)
      Cumulative effect of change
      in accounting for income taxes          -
                                       -----------
      NET INCOME (LOSS)                $     (9.69)
                                       ===========
The accompanying notes are an integral part of this statement.

                            20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEARS ENDED DECEMBER 31, 1992, 1993 and 1994
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                             CONVERTIBLE
                            PREFERRED STOCK  COMMON STOCK            UNREALIZED
                             $1 PAR VALUE      WITHOUT     COMMON    INVESTMENT
                               PER SHARE      PAR VALUE     STOCK      GAINS      RETAINED
                                AMOUNT         AMOUNT      WARRANTS   (LOSSES)    EARNINGS
                               --------       ---------    --------   --------   -----------


Balance at January 1, 1992         $  -          $ 68,060     $   -       $   -     $416,517
  Net income for the year                                                            117,467
  Effects of common stock issued
    under restricted shares plan                      371
  Cash dividends paid ($.52 per
    share)                                                                           (26,741)
                                   ------        --------     -------     -------  ---------
Balance at December 31, 1992          -            68,431         -           -      507,243
  Net income for the year                                                            112,555
  Effects of common stock issued
    under restricted shares plan                      417
  Unrealized pension loss                                                               (511)
  Cash dividends paid ($.64 per
    share)                                                                           (32,926)
                                   ------        --------     -------    --------  ---------
Balance at December 31, 1993          -            68,848         -           -      586,361
  Net loss for the year                                                             (498,020)
  Effects of common stock issued
    under restricted shares plan                      492
  Effect of implementing change in
    accounting for investments at
    January 1, 1994 - Note 2                                               36,757
  Net decrease in unrealized gains
    on portfolio classified as avail-
    able-for-sale from January 1, 1994
    to December 31, 1994 - Note 2                                         (76,683)
  Unrealized gain on marketable
    equity securities, net of
    deferred taxes of $80                                                     149
  Issuance of Series A
    Preferred Stock - Note 10     200,000
  Issuance of Series A Common
    Stock Warrants - Note 10                                   16,000
  Unrealized pension gain                                                                511
  Cash dividends paid
    ($.32 per share)                                                                 (16,471)
                                 --------         -------     -------    --------   --------
Balance at December 31, 1994     $200,000         $69,340     $16,000    $(39,777)  $ 72,381
                                 ========         =======     =======    ========   ========
The accompanying notes are an integral part of this statement.


                         20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                         -------------------------------------------
                                               1994            1993           1992
                                               ----            ----           ----
                                                      (Amounts in thousands)

OPERATING ACTIVITIES:


Net Income (loss)                           $(498,020)     $ 112,555       $ 117,467
Adjustments to reconcile net income
  to net cash provided (used) by operating
    activities:
  Provision for depreciation
    and amortization                            7,195          7,203           6,127
  Provision for deferred income taxes        (214,522)        (6,518)         (4,682)
  Realized gains on sale of invest-
    ments, fixed assets, etc.                 (61,470)       (16,515)        (11,343)
  Effects of common stock issued
    under restricted shares plan                  492            417             371
  Increase in premiums receivable              (2,995)        (9,614)         (7,091)
  (Increase) decrease in accrued
    investment income                           8,616           (147)         (1,854)
  (Increase) decrease in deferred
    policy acquisition costs                      936         (2,367)         (1,723)
  Increase in unpaid losses and loss
    adjustment expenses                       178,753         22,950           6,164
  Increase (decrease) in unearned premiums     (1,422)        32,385          22,266
  Increase in claims checks payable            29,190          2,206           2,445
  Increase in Proposition 103 payable          29,122          3,474           3,474
  Change in other assets, other
    liabilities and accrued income
      taxes                                   (81,026)        (6,376)          1,539
                                            ---------      ---------       ---------
    NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                   (605,151)       139,653         133,160


                          20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (CONTINUED)

                                                    YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------
                                              1994              1993              1992
                                              ----              ----              ----
                                                       (Amounts in thousands)

INVESTING ACTIVITIES:
  Investments purchased - held-
    to-maturity                                   -             (308,543)         (452,096)
  Investments purchased-available-
    for-sale                                  (821,822)             -                 -
  Investments called or matured - held-
    to-maturity                                   -               19,760            47,820
  Investments called or matured - avail-
    able-for-sale                               27,531            14,323              -
  Investments sold - held-to-maturity             -               58,116           308,703
  Investments sold - available-for-sale      1,275,091           117,503              -
  Net purchases of furniture, equip-
    ment and leasehold improvements             (3,238)           (4,895)           (8,320)
                                            ----------        ----------        ----------
      NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                   477,562          (103,736)         (103,893)

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock    200,000              -                 -
  Proceeds from issuance of common stock
    warrants                                    16,000              -                 -
  Payments on installment contract                -                  (75)             (414)
  Proceeds from bank loan                      160,000              -                 -
  Dividends paid                               (16,471)          (32,926)          (26,741)
                                            ----------        ----------        ----------
      NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                   359,529           (33,001)          (27,155)
                                            ----------        ----------        ----------
  Net increase in cash                         231,940             2,916             2,112

  Cash, beginning of year                       17,894            14,978            12,866
                                            ----------        ----------        ----------
  Cash, end of year                         $  249,834        $   17,894        $   14,978
                                            ==========        ==========        ==========


The accompanying notes are an integral part of this statement.


                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation and Presentation

      The accompanying financial statements include the accounts of 20th Century Industries and its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which differ in some respects from those followed in reports to insurance regulatory authorities.

Investments

      Prior to the adoption in 1994 of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company adhered to less stringent requirements and management believed that it had the ability to hold its investments to maturity and intended to do so. However, the Company also recognized that it could be appropriate to sell a security prior to maturity in response to unforeseen changes in circumstances. Recognizing the need for the ability to respond to changes in tax position and in market conditions, the Company had designated a portion of its investment portfolio as "available-for-sale". These fixed income securities were valued in the aggregate at the lower of amortized cost or fair value. The remainder of the Company's portfolio was designated as "held-for-investment" and valued at amortized cost.

      The Company adopted SFAS 115 at January 1, 1994. SFAS 115 requires that fixed maturity securities are to be classified as either held-to-maturity, available-for-sale, or trading. Held-to-maturity debt securities are to be reported at amortized cost; trading securities are to be reported at fair value, with unrealized gains or losses included in earnings; and available-for-sale securities are to be reported at fair value, with unrealized gains or losses excluded from earnings and reported in a separate component of shareholders' equity.

      Because these rules are more stringent than in prior years, the Company during 1994 has reclassified its portfolio into the available-for-sale category. (See Note 2).

      Fair values for fixed maturity and equity securities are based on quoted market prices. Unrealized investment gains and losses on available-for-sale securities are credited or charged directly to stockholders' equity, net of any tax effect. When investment securities are sold, the cost used to determine any realized gain or loss is based on specific identification.

Cash and Cash Equivalents

      Cash and cash equivalents include cash and short-term investments in demand deposits.

Reinsurance

      In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Amounts applicable to ceded unearned premiums and ceded claim liabilities are reported as assets in the accompanying balance sheets.

Furniture, Equipment and Leasehold Improvements

   Furniture, equipment and leasehold improvements are recorded at cost. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets which generally range from 5 to 7 years. Leasehold improvements are capitalized and amortized over the shorter of the life of the asset or the lease term. Maintenance and repair costs are charged to operations when incurred. Depreciation and amortization expense was $7,256,000, $7,158,000 and $6,020,000 for 1994, 1993 and 1992,
respectively.

Income Recognition

   Premiums written are recorded as earned proportionately over the term of the policy.

Losses and Loss Adjustment Expenses

   The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate net costs of settlement which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings currently.

Policy Acquisition Costs

   Policy acquisition costs, principally direct and indirect costs directly related to production of business, are deferred and amortized against the premiums earned.

Income Taxes

   Income taxes for 1993 and 1994 have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under that method, deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the enacted tax rates. Income taxes for 1992 have been provided for using the deferred method.

Earnings (Loss) Per Common Share

   Earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares was 51,387,120 for the year ended December 31, 1994, 51,411,968 for 1993 and 51,394,806 for 1992. Primary
earnings  per  share  amounts
for   1993   and   1992   reflect   a  simple  capital
structure in which there were no securities in existence allowing common stock to be acquired as a result of exercising the conversion rights of such securities. The 1994 primary and fully diluted loss per share amounts reflect a complex capital structure in which securities exist that allow for the acquisition of additional common stock through the exercise of conversion rights in these securities. However, as there is a net loss for the year, primary and fully diluted loss per share amounts for 1994 are the same, as including the convertible securities in the computation of the loss per share would be antidilutive.

Fair Values of Financial Instruments

      The carrying amounts of financial instruments other than investment securities, approximate their fair values. For investment securities, fair values are based on quoted market prices. The carrying amounts and fair values for all investment securities are disclosed in Note 2.

Reclassifications

      The  accompanying   1992  and   1993  financial   statements  have  been
reclassified to conform with the 1994 presentation.

NOTE 2.  INVESTMENT INCOME

      As of January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after that date. In accordance with SFAS No. 115, prior-period financial statements have not been restated to reflect the change in accounting principle.

      In accordance with the criteria contained in SFAS No. 115, certain fixed maturities previously classified as held-to-maturity (with an amortized cost of $166,786,000 and fair value of $189,921,000) were transferred to the available-for-sale category; in addition, the carrying value of the existing available-for-sale portfolio was adjusted to fair value as of January 1, 1994. The effect of adopting SFAS 115 on January 1, 1994 increased fixed maturity investments available-for-sale by $56,549,000, decreased deferred taxes by $19,792,000, and increased stockholders' equity by $36,757,000. In the three-month period ended March 31, 1994, those net unrealized holding gains decreased by $15,551,000 (net of deferred income taxes of $8,374,000). Effective March 31, 1994, the Company, in response to the unprecedented losses
resulting   from   the   Northridge   Earthquake

( see  Note 13 ),  reclassified  the
balance of its investment portfolio as available-for-sale, increasing stockholders' equity by $19,719,000 (net of deferred income taxes of
$10,618,000). In the nine-month period ended December 31, 1994, net unrealized holding gains on the Company's bond portfolio decreased from $40,925,000 (net of deferred income taxes of $22,036,000) at March 31, 1994 to a net unrealized loss of $39,926,000 (net of deferred income taxes of $21,499,000) at December 31, 1994 or a decrease of $80,851,000 (net of deferred income taxes of $43,535,000). The aggregate of the changes in unrealized gains (losses) for 1994 as discussed above totals $76,683,000, which is reflected in the Consolidated Statement of Stockholders' Equity.

      A summary of net investment income is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                 1994           1993          1992
                                                 ----           ----          ----
                                                       (Amounts in thousands)


        Interest and dividends on fixed
          maturities                            $ 82,125       $ 97,771      $ 93,626

        Dividends on equity securities                11             40            40

        Interest on short-term cash
          investments (demand deposits)            3,210            522           791

        Other                                        117             11            99
                                                --------       --------      --------

          Total investment income                 85,463         98,344        94,556

        Investment expense                           702            770           301
                                                --------       --------      --------

          Net investment income                 $ 84,761       $ 97,574      $ 94,255
                                                ========       ========      ========

               A summary of realized  investment gains and losses before  income taxes and proceeds from the sale of bonds is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                             -----------------------------------------

                                                 1994           1993          1992
                                                 ----           ----          ----
                                                       (Amounts in thousands)

        Fixed maturities available-for-sale:
            Gross realized gains              $   65,300       $ 11,528      $   -
            Gross realized losses                 (3,746)           (99)         -

          Fixed maturities held-to-maturity:
            Gross realized gains                    -             5,300        12,554
            Gross realized losses                   -              -           (1,056)
                                              ----------       --------      --------

        Net realized investment gains         $   61,554       $ 16,729      $ 11,498
                                              ==========       ========      ========
        Proceeds from sale of bonds
          (calls and maturities excluded)     $1,275,091       $175,619      $308,703
                                              ==========       ========      ========

          The  amortized  cost,  gross  unrealized  gains  and  losses,  and fair values of fixed maturities as of December 31, 1994 and 1993, respectively, are as follows:
                                                          Gross        Gross
                                         Amortized     Unrealized    Unrealized        Fair
1994                                        Cost          Gains       Losses           Value
----                                     ---------     ----------   -----------     -----------
  Available-for-sale:                                  (Amounts in thousands)
  U.S. Treasury securities and obli-
    gations of U.S. government cor-
    porations and agencies             $   240,690     $     65      $ 8,077        $   232,678
  Obligations of states and political
    subdivisions                           292,723          355       31,464            261,614
  Public utilities                         147,241           11        8,079            139,173
  Corporate securities                     322,177        1,594       15,830            307,941
                                       -----------     --------      -------        -----------
    Total available-for-sale           $ 1,002,831     $  2,025      $63,450        $   941,406
                                       ===========     ========      =======        ===========

1993
----
  Held-to maturity:
  U.S. Treasury securities and obli-
    gations of U.S. government corp-
    orations and agencies              $     6,258     $    519       $  -          $     6,777
  Obligations of states and political
    subdivisions                         1,028,780       93,118          590          1,121,307
  Public utilities                          11,060          875          -               11,935
  Corporate securities                     131,467       18,408          -              149,876
                                       -----------     --------       ------        -----------
    Total held-to-maturity             $ 1,177,565     $112,920       $  590        $ 1,289,895
                                       ===========     ========       ======        ===========


  Available-for-sale:
  Obligations of states and political
    subdivisions                       $   244,451     $ 33,420       $    5        $   277,866
                                       -----------     --------       ------        -----------
    Total available-for-sale           $   244,451     $ 33,420       $    5        $   277,866
                                       ===========     ========       ======        ===========


      The maturity distribution of the Company's fixed maturity investments at December 31, 1994 was as follows: (Amounts in thousands)

                                                Available-for-Sale
                                            ---------------------------
                                             Amortized           Fair
Fixed maturities due:                          Cost              Value
---------------------                       ----------         --------

1995                                        $   11,056         $ 10,927
1996 - 1999                                    223,727          216,932
2000 - 2004                                    241,483          232,175
2005 - 2014                                    288,982          268,718
2015 and after                                 237,583          212,654
                                            ----------         --------
    Total                                   $1,002,831         $941,406
                                            ==========         ========


      Expected maturities of the Company's investment portfolios differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


NOTE 3.  POLICY ACQUISITION COSTS
                                                   YEARS ENDED DECEMBER 31,

                                           -------------------------------------------
                                                1994            1993           1992
                                                ----            ----           ----
                                                      (Amounts in thousands)

      Deferred policy acquisition costs
        amortized in the year                  $ 15,712       $ 13,345        $ 11,622

      Policy acquisition costs incurred
        during the year                          42,473         50,742          43,719
                                              ---------       --------        --------

      Total policy acquisition costs             58,185         64,087          55,341

      Deferred policy acquisition costs
        at end of the year                       14,776         15,712          13,345
                                               --------       --------        --------

      Policy acquisition costs for
        current year                           $ 43,409       $ 48,375        $ 41,996
                                               ========       ========        ========


NOTE 4.  FEDERAL INCOME TAXES

      In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax liabilities and tax assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The adjustments to the January 1, 1993 balance sheet to adopt SFAS 109 totaled $3,959,000, which is reflected in the 1993 statement of income as the effect of a change in accounting principle.

      Federal income tax expense consists of:

                                                YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------
                                         1994              1993              1992
                                         ----              ----              ----
                                                   (Amounts in thousands)

Current tax expense (benefit)         $ (73,565)          $ 24,868         $ 30,991
Deferred tax expense (benefit)         (214,522)            (6,518)          (4,682)
                                      ---------           --------         --------
                                      $(288,087)          $ 18,350         $ 26,309
                                      =========           ========         ========

      The Company's net deferred income tax asset is composed of:
                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                        1994               1993
                                                        ----               ----
                                                        (Amounts in thousands)
      Deferred Tax Assets:
            Net operating loss carryforward         $192,334           $   -
            Unearned premiums                         20,810             20,898
            Loss reserves                             21,886             19,621
            Alternative minimum tax credit             8,084               -
            Proposition 103                           14,138              3,337
            Unrealized investment losses              21,419               -
            Non-qualified retirement plans             2,761              2,578
            Other                                      1,373              1,088
                                                    --------           --------
                                                     282,805             47,522
                                                    --------           --------
      Deferred Tax Liabilities:
            Deferred policy acquisition costs          5,173              5,499
            Salvage and subrogation                    1,062              1,118
                                                    --------           --------
                                                       6,235              6,617
                                                    --------           --------
                    Net Deferred Tax Asset          $276,570           $ 40,905
                                                    ========           ========

      Under normal operations, the Company's principal deferred tax assets arise due to the discounting of loss reserves for tax purposes which delays a portion of the loss deduction and the acceleration of 20% of the unearned premium reserve into taxable income before it is earned. As a result of the losses arising from the Northridge Earthquake, the Company, as of December 31, 1994, after available carryback, has a net operating loss carryforward of approximately $550,000,000 for regular tax purposes and $408,000,000 for alternative minimum tax purposes expiring in the year 2009 and an alternative minimum tax credit carryforward of $8,084,000.

      The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In order to utilize the deferred tax assets, the Company must have the ability to generate sufficient future taxable income to realize the tax benefits. The Company has available the following tax-planning strategies to generate additional taxable income in the future above historical levels:

      1) The Company as of December 31, 1994 has approximately 76% of its $1 billion investment portfolio invested in taxable securities compared to 13% at December 31, 1993. By converting its investment portfolio from tax-exempt securities (and investing new cash flow) into taxable securities, the Company has significantly increased its future taxable income.

      2) The Company could reinsure outstanding loss reserves and thus eliminate the temporary difference related to the discounting of loss reserves for tax purposes.

      The Company has a strong record of profitable operations. Except for the losses arising from the Northridge Earthquake, the Company has been profitable for each of the past 10 years. Over the last five years, the Company's combined ratio on a GAAP basis has been approximately 97% and investment earnings have averaged approximately $95 million a year over the same five year period. Historically, the Company has generated almost all of its profits from its automobile line of business. In accordance with the order by the California Department of Insurance, the Company is withdrawing from the homeowners and earthquake lines of business. The Company cannot renew any homeowner policies which include earthquake coverage with effective dates on or after July 23, 1994 and thus will be completely out of the earthquake line of business by July 23,

1995 and out of the homeowners line of business by July 23, 1997. This will substantially reduce the Company's exposure to future earthquake catastrophes.

      The Company's estimates of future taxable income are based on its historical profitable operations and the equity financing received from American International Group ("AIG") to replace diminished statutory capital (See Note 14). The Company believes the AIG transaction will provide sufficient statutory capital to allow the Company, in combination with its significantly reduced exposure to catastrophic losses, to return to its historical levels of profitability. The Company believes that the capital transaction with AIG does not create any limitations on the ability of the Company to utilize the net operating loss carryforward. The Company believes that because of its historically strong earnings performance and the tax planning strategies available, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

     Income taxes do not bear the expected relationship to income because of differences in the recognition of revenue and expense for tax and financial reporting purposes. The tax effects of such differences are:

                                                    YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                                 1994           1993          1992
                                                 ----           ----          ----
                                                      (Amounts in thousands)

        Federal income tax (benefit)
          at statutory rate                    $(275,138)      $ 44,431      $ 48,884
        (Decrease) increase due to:
          Tax-exempt income, net                 (13,535)       (24,492)      (22,960)
          Alternative minimum tax                   -              -             (454)
          Salvage and subrogation                   -              -              (88)
          Adjustment of deferred tax for
          1% increase in tax rate                  1,696         (1,074)         -
          Other                                   (1,110)          (515)          927
                                               ---------       --------      --------
        Federal taxes on income                $(288,087)      $ 18,350      $ 26,309
                                               =========       ========      ========

      The statutory tax rate was 35% for 1994 and 1993 and 34% for 1992.
      Cash paid for income taxes was $-0-, $26,026,000, and $32,303,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

NOTE 5.  EMPLOYEE BENEFITS

Pension Plan and Supplemental Executive Retirement Plan

      In 1988, the Company adopted a non-contributory defined benefit pension plan (Pension Plan) which covers essentially all employees who have completed at least one year of service. The benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. The Pension Plan's assets consist of high-grade fixed income securities and cash equivalents.

      Effective January 1, 1988, the Company adopted an unfunded Supplemental Executive Retirement Plan (Supplemental Plan) which covers certain key employees, designated by the Board of Directors. The Supplemental Plan benefits are based on years of service and compensation during the last three years of employment, and are reduced by the benefit payable from the Pension Plan.

      The net periodic pension cost for these plans reflected in the 1994, 1993 and 1992 Consolidated Statements of Operations is $3,722,000, $2,998,000 and $2,398,000, respectively. Accrued pension costs reflected in the Consolidated Balance Sheets at December 31, 1994 and 1993 are $4,713,000 and $6,811,000, respectively.

Savings and Security Plan

      The Company has a qualified contributory savings and security plan for eligible employees which incorporates Section 401(k) of the Internal Revenue Code to permit certain pre-tax contributions by participants. Under the plan (which is voluntary as to an employee's participation), the Company matches 75% of all employee contributions up to a limit of 6% of each participating employee's compensation. Contributions charged against operations were $2,210,000, $1,943,000 and $1,516,000 in 1994, 1993 and 1992, respectively.

NOTE 6.  LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

  Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:
                                                          1994            1993
                                                          ----            ----
                                                         (AMOUNTS IN THOUSANDS)
Reserves for losses and loss adjustment
  expenses, net of reinsurance recover-
  ables on unpaid losses, at beginning
  of year                                              $  574,619       $554,034
Incurred losses and loss adjustment
  expenses, net of reinsurance:
    Provision for insured events of the
      current year, non-earthquake related,
      net of reinsurance                                1,028,983        930,437
    Provision for insured events of the
      current year, earthquake related,
      net of reinsurance                                  868,407           -
    Decrease in provision for
      insured events of prior years,
      net of reinsurance                                  (84,453)      (62,986)
                                                       ----------       --------
    Total incurred losses and loss
      adjustment expenses, net of
      reinsurance                                       1,812,937        867,451
                                                       ----------       --------
Payments, net of reinsurance:
    Losses and loss adjustment expenses
      attributable to insured events of
      the current year, earthquake related,
      net of reinsurance                                  708,981           -
    Losses and loss adjustment expenses
      attributable to insured events of
      the current year, non-earthquake re-
      lated, net of reinsurance                           578,598        519,232
    Losses and loss adjustment expenses
      attributable to insured events of
      prior years, net of reinsurance                     344,876        327,634
                                                       ----------       --------
      Total payments, net of reinsurance                1,632,455        846,866
                                                       ----------       --------
Reserves for losses and loss adjustment
  expenses, net  of reinsurance recover-
  ables on unpaid losses, at year end                     755,101        574,619
Reinsurance recoverables on unpaid
  losses, at year end                                       1,142          2,871
                                                       ----------       --------
Reserves for losses and loss adjust-
  ment expenses, gross of reinsurance
  recoverables on unpaid losses, at
  year end                                             $  756,243       $577,490
                                                       ==========       ========

     As a result of changes in estimates of insured events in prior years, the provision of losses and loss adjustment expenses (net of reinsurance recoveries of $400,000 and $(366,000) in 1993 and 1994, respectively) decreased by $62,986,000 and $84,453,000 in 1993 and 1994, respectively, due to a combination of improvements in the claims handling process, unanticipated decreases in frequency and random fluctuations in severity.

NOTE 7.  DEBT

      Effective June 30, 1994, the Company secured a five and one-half year reducing-revolver credit facility (the Facility), with an aggregate commitment of $175 million through The First National Bank of Chicago and Union Bank (the Agents).

      As of December 31, 1994, the Company's outstanding advances against the Facility totalled $160 million for which loan origination fees to the Agents of $7.2 million were incurred. Loan fees are being amortized over the five-and-one-half year life of the Facility. Interest is charged at a variable rate based, at the option of the Company, on either (1) the higher of (a) the prime rate or (b) the sum of the Federal Funds Effective Rate plus 0.5%, plus a margin of 2.0%, or (2) the Eurodollar rate plus a margin of 3.25%. Margins will be reduced in relation to certain financial and operational levels of the Company. Interest is payable at the end of each interest period. The stock of the Company's Insurance Subsidiaries is pledged as collateral under the loan agreement. At December 31, 1994, the annual interest rate for the specified interest period was approximately 9.25%. Interest paid as of December 31, 1994 was $7,277,000.

      Beginning January 1, 1996, the aggregate commitment will be automatically reduced $35 million, and $8.75 million thereafter on the first day of each quarter through the Facility's maturity date of January 1, 2000. Principal repayments are required when total outstanding advances exceed the aggregate commitment. The Company may prepay principal amounts of the advances, as well as voluntarily cause the aggregate commitment to be reduced at any time during the term of the Facility.

      With the increase in Northridge Earthquake losses and resulting decline in equity, the Company was in default of certain financial covenants of the Facility. The Company deposited $25 million in a cash collateral account with one of the agent banks to secure its obligations under the Bank Credit Agreement. The Company and the Agents and Lenders agreed to amendments to the loan agreement to waive the events of default in order to facilitate the capital transaction with American International Group (AIG). (See Note 14). Upon the closing of the capital transaction, the default condition was cured.

NOTE 8.  REINSURANCE

      Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the Company's policy to hold collateral under related reinsurance agreements in the form of letters of credit for unpaid losses for all reinsurers not licensed to do business in the Company's state of domicile. At December 31, 1994, there were no insurance agreements in force with any such unauthorized reinsurers.

      The effect of reinsurance on  premiums written and earned is  as follows
(amounts in thousands):


                              1994                      1993                   1992
                    -----------------------   ----------------------    ------------------
                     Written       Earned       Written     Earned       Written   Earned
                    ----------   ----------   ----------  ----------    --------  --------


      Direct        $1,091,663   $1,093,086   $1,033,895  $1,001,510    $926,708  $904,442
      Ceded            (58,926)     (59,083)     (11,993)    (11,798)     (8,265)   (8,089)
                     ---------   ----------   ----------  ----------    --------  --------
      Net premiums  $1,032,737   $1,034,003   $1,021,902  $  989,712    $918,443  $896,353
                    ==========   ==========   ==========  ==========    ========  ========


      Loss and loss adjustment expenses have been reduced by reinsurance ceded totaling $76,815,000, $3,700,000, and $1,333,000 for 1994, 1993 and 1992,
respectively.

      At December 31, 1994 and 1993, reinsurance receivable/recoverable was $2,737,000 and $3,318,000, respectively, and ceded unearned premium was $1,237,000 and $1,393,000, respectively.

       The Company has a homeowners excess of loss reinsurance treaty with General Reinsurance Corporation. In this excess treaty, the reinsurer's limit is $650,000 in excess of the Company's retention of $300,000 per risk, subject to a maximum reinsurer's limit of $1,300,000 per occurrence.

      Following the January 17, 1994 Northridge Earthquake, the Company's reinsurance coverage of 75% of $100 million in excess of $10 million was reinstated at a cost of $13 million and additional reinsurance of 75% of the next $100 million was purchased effective April 1, 1994, for approximately $3 million. These treaties expired on June 30, 1994.

      This reinsurance program  was renewed for  the period from  July 1, 1994 through  June 30,  1995,  with  amended  terms,  for a total annual premium of approxi-
mately  $28  million.   Coverage  under  these  treaties  is  provided  by  a
number of domestic, foreign and London market companies in layers as follows:

              Catastrophe                Company            Reinsurance
               Loss Layer               Retention             Amount
           -----------------           -----------         -----------

          first $ 10,000,000          $10,000,000        $          0
          next  $ 90,000,000          $ 7,200,000        $ 82,800,000
          next  $100,000,000          $ 5,000,000        $ 95,000,000

      In order to provide reinsurance coverage for the declining earthquake exposure, the Company also purchased from National Indemnity Company additional reinsurance in excess of the underlying $200 million. An additional layer beginning at $400 million effective June 16, 1994 and decreasing by $50 million each month through February 15, 1995 was purchased for a total premium of approximately $21.8 million.

      An extension of the additional coverage from National Indemnity Company was purchased effective January 23, 1995 for a total premium of approximately $7.8 million. This coverage begins at a limit of $200 million and decreases in increments ranging from $25 million to $35 million on the 1st and the 16th of each month beginning March 1, 1995 through May 1, 1995. The treaty expires May 15, 1995.

      The Company has a quota share treaty for its Personal Excess Liability Policy business with Underwriters Reinsurance Company and others. Effective January 1, 1993, the Company cedes 60% of its business; prior to 1993, 90% was ceded under this treaty.

NOTE 9.  LEASE COMMITMENTS

      The Company leases office space in a building in Woodland Hills, California. The lease was amended in October 1994, extending the lease term until November 1999. The lease may be renewed for two consecutive 5 year periods.

      The Company also leases office space in several other locations throughout Southern California, primarily for claims servicing.

      Minimum  rental  commitments  under  the  above lease obligations are as follows:
                            1995              $10,701,000
                            1996               10,684,000
                            1997               10,246,000
                            1998                8,824,000
                            1999                7,881,000
                         Thereafter             3,642,000
      Rental expense charges  to operations for  the years ended  December 31,
1994,  1993   and  1992   were  $11,694,000,   $11,259,000,  and  $10,572,000,
respectively.

NOTE 10.  STOCKHOLDERS' EQUITY
Capital Stock:

      On December 16, 1994, the Company received $216 million of equity capital from American International Group, Inc. ("AIG") and in exchange, issued (i) 200,000 shares of Series A 9% Convertible Preferred Stock, par value $1.00 per share, at a price and liquidation value of $1,000 per share and convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants to purchase an aggregate 16,000,000 shares of the Company's Common Stock at $13.50 per share. The Company received aggregate consideration of $200,000,000 for the shares of the Preferred Stock and $16,000,000 for the Warrants. The Series A Preferred Stock ranks senior to the Common Stock in respect to dividend and liquidation rights. The Common Stock Warrants are generally exercisable from February 1998 to February 2007. See Note 14 of the Notes to Consolidated Financial Statements for further discussion regarding the agreement between the Company and AIG.

Retained Earnings:

      The insurance subsidiaries have restrictions affecting the amount of stockholder dividends which may be paid within any one year without the approval of the California Department of Insurance. The California Insurance Code provides that amounts may be paid as dividends from earned surplus on an annual noncumulative basis of the greater of (1) net income for the preceding year, or (2) 10 percent of statutory surplus as regards policyholders as of the preceding December 31, without prior approval by the California Department of Insurance. As both Insurance Subsidiaries had negative earned surplus at December 31, 1994, no dividends may be paid to the Company during 1995 without prior approval.

      Stockholder's  equity  of  the  Insurance  Subsidiaries  on  a statutory accounting basis at December 31, 1994 and 1993 was $207,018,000 and $582,176,000, respectively. Statutory net income (loss) for the Insurance Subsidiaries was $(657,331,000), $96,218,000 and $105,959,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

Restricted Shares Plan:

      The plan provides for grants of common shares not to exceed 921,920 shares to be made to key employees as determined by the Key Employee Incentive Committee of the Board of Directors. At December 31, 1994, 334,409 common shares remain available for future grants. Upon issuance of grants of common shares under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the 5-year period of the grant. Amortization of unearned compensation was $431,000, $320,000 and $255,000 in 1994, 1993 and
1992, respectively. At December 31, 1994 and 1993, unearned compensation, net of amortization, was $1,153,000 and $915,000, respectively. The common shares are restricted for 5 years retroactive to the first day of the year of grant. Restrictions are removed on 20% of the shares of each employee on January 1 of each of the 5 years following the year of grant. A summary of grants outstanding under the plan from 1992 through 1994 is as follows:

                                                COMMON     MARKET PRICE PER
                                                SHARES   SHARE ON DATE OF GRANT
                                                ------   ----------------------


Outstanding, December 31, 1991                  46,488

Granted in 1992                                 33,940        $20.63
Vested in 1992                                  25,478
Cancelled or forfeited                            -
                                               -------
Outstanding, December 31, 1992                  54,950

Granted in 1993                                 21,225        $28.13
Vested in 1993                                  19,460
Cancelled or forfeited                            -
                                               -------
Outstanding, December 31, 1993                  56,715


Granted in 1994                                 25,000        $27.38
Vested in 1994                                  18,543
Cancelled or forfeited                            -
                                               -------
Outstanding, December 31, 1994                  63,172
                                               =======

NOTE 11.  LITIGATION

    Lawsuits arising from claims under insurance contracts are provided for through loss and loss adjustment expense reserves established on an ongoing basis. From time to time, the Company has been named as a defendant in lawsuits incident to its business. Some of these actions assert claims for exemplary or punitive damages which are not insurable under California judicial decisions. The Company vigorously defends these actions unless a reasonable settlement appears appropriate. While any litigation has an element of uncertainty, the Company is confident that the ultimate outcome of pending actions will not have a material adverse effect on its consolidated financial condition or results of operations.


NOTE 12.  PROPOSITION 103

      On January 27, 1995, the Company announced a settlement of rebate liabilities associated with Proposition 103, which was passed by California voters on November 8, 1988. The agreement applies to both Insurance Subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, and applies to those customers insured between November 8, 1988 and November 7, 1989. At December 31, 1994, $78 million is recorded as a liability.

      Initially, the Company will refund $46 million to customers specified in the agreement as soon as practicable, representing an average payment per household of $80.00, approximately 7.5 percent of premiums paid between November 8, 1988 and November 7, 1989. The remaining $32 million will be set aside for additional customer refunds conditioned on the ultimate level of claim costs associated with the 1994 Northridge Earthquake.

      This settlement required the Company to withdraw its request for a hearing with the United States Supreme Court to appeal the California Supreme Court decision in the Proposition 103 test case "20th Century vs. Garamendi" and abide by the terms of Commissioner Quackenbush's order. Upon announcement of the settlement, a consumer group objected to the settlement terms, and threatened legal action. The Company is advised by counsel, and believes that any challenge to the settlement will be unsuccessful.

      Another condition of this agreement required the Company to obtain new capital of $50 million and contribute the funds to the surplus of the Insurance Subsidiaries, consisting of $30 million by March 31, 1995 and $20 million by Decem-ber 31, 1995. Available to the Company were are an additional $15 million un-der the existing bank credit facility and up to $70 million in preferred stock which could be issued to AIG. See Note 17 for further discussion.

NOTE 13.  NORTHRIDGE EARTHQUAKE

      The Northridge, California Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company for 1994. The earthquake occurred in an area in which the Company's homeowners and earthquake coverages were concentrated. Since the event occurred, the Company and other members of the property and casualty insurance industry have revised their estimates of claim costs and related expenses several times. Because of the unusual nature of the ground motion during the earthquake, the earthquake produced significant damage to structures beyond normal expectations. Delayed discovery of the severity of damages has caused claims to be reevaluated as the additional damage becomes known and has made the estimation process extremely difficult. The Company currently estimates total gross losses and allocated loss adjustment expenses for this catastrophe to be $940 million. Unallocated loss adjustment expense, FAIR plan assessments and other earthquake related expenses are estimated to be an additional $20 million. The charge for the year against pre-tax earnings, after reduction for $76.3 million of reinsurance, was $883.8 million.

      Should  the  earthquake  losses  increase  above  $974 million,   future
financial periods will be impacted and additional capital may be required.

NOTE 14.  CAPITAL TRANSACTION

      As a result of the earthquake losses discussed in Note 13, the Company found it necessary to obtain additional capital to increase the combined statutory surplus of the Insurance Subsidiaries.

      On December 15, 1994, at a special shareholders meeting, a definitive agreement entered into between the Company and American International Group, Inc. ("AIG"), to provide $216 million of equity capital was approved. The agreement provides for an investment and strategic alliance agreement which provides for the issuance of, (i) 200,000 shares of the Company's Series A 9% Convertible Preferred Stock (the "Preferred Stock"), par value $1.00 per share, at a price and liquidation value of $1,000 per share convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants (the "Warrants") to purchase an aggregate 16,000,000 shares of the Company's Common Stock at $13.50 per share.

The Company received aggregate consideration of $200,000,000 for the shares of the Preferred Stock and $16,000,000 for the Warrants (collectively, the "Investment Agreement").

      The Investment Agreement also provides for a 10% quota share reinsurance agreement applicable to the Company's entire book of business, thereby improving the Company's ability to sustain growth.

      In addition to AIG's capital investment and quota share agreement, the Company and AIG are negotiating a strategic business alliance agreement for joint ventures for the sale of automobile insurance outside California. This alliance will enable the Company to expand its business into other geographic areas.

      Upon approval by the shareholders, AIG, as holders of the Preferred Stock, voting separately as a class, elected two of the Company's eleven directors. Holders of Common Stock were not entitled to vote in the election of such two directors.

      An amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock without par value from 80,000,000 to 110,000,000 shares was also approved by shareholders. This proposed amendment was necessary in order to permit the full exercise of conversion privileges under the Investment Agreement.

NOTE 15.  UNAUDITED QUARTERLY RESULTS

     The summarized unaudited quarterly results of operations were as follows:

                                               QUARTER ENDED
                       -----------------------------------------------------------
                         MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                         --------        -------      ------------    -----------
                              (Amounts in thousands, except per share data)
   1994
   ----

Revenues                $ 290,560       $ 333,481       $ 280,883      $ 275,348

Net income (loss)       $(339,993)      $   4,880       $(114,254)     $ (48,653)

Earnings (loss) per
common share            $   (6.61)      $     .09       $   (2.22)     $    (.95)


   1993
   ----
Revenues                $ 263,101       $ 272,873       $ 281,339      $ 286,522

Net income              $  23,924       $  34,824       $  31,018      $  22,789

Earnings per
common share            $     .47       $     .67       $     .61      $     .44

      The fourth quarter 1993 net income was impacted by approximately $4.3 million in net losses and $2.6 million in assessments for the Company's share of California Fair Plan losses as a result of the Southern California fires.

      The net income for all four quarters of 1994 reflect the impact of the January 17 Northridge Earthquake, which were as follows: first quarter, $551.3 million; second quarter, $76.5 million; third quarter, $129.8 million; and fourth quarter, $126.2 million. The second quarter 1994 net income reflects approximately $50 million in realized capital gains from the sale of investments. The third quarter 1994 net income reflects additional deferred revenue of $43.6 million and interest expense of $28 million related to the Proposition 103 order directing the Company to issue refunds totaling approximately $78.3 million, plus interest at 10% per annum from May 8, 1989 to September 30, 1994. The fourth quarter 1994 net income reflects the reversal of all Proposition 103 interest accrued of approximately $44 million in accordance with a settlement with the California Department of Insurance.

NOTE 16.  RESULTS OF OPERATIONS BY LINE OF BUSINESS

      The following table presents premium revenue and underwriting profit
(loss) for the Company's auto lines and homeowner and other lines on a GAAP basis.
                                                         1994
                                                         ----
                                                                 Homeowner
(Amounts in thousands)                     Auto Lines          and Other Lines
                                           ----------          ---------------

Direct premiums written                     $ 991,268            $   87,395
                                            =========            ==========
Premiums earned                             $ 981,893            $   52,110
                                            =========            ==========
Underwriting loss                           $ (45,854)           $ (877,487)
                                            =========            ==========

                                                         1993
                                                         ----
                                                                  Homeowner
                                            Auto Lines          and Other Lines
                                            ----------          ---------------

Direct premiums written                     $ 932,497            $ 101,398
                                            =========            =========
Premiums earned                             $ 908,522            $  81,190
                                            =========            =========
Underwriting profit (loss)                  $  25,064            $ (11,598)
                                            =========            =========

                                                         1992
                                                         ----
                                                                 Homeowner
                                            Auto Lines         and Other Lines
                                            ----------         ---------------

Direct premiums written                     $ 841,610            $  85,098
                                            =========            =========
Premiums earned                             $ 823,680            $  72,673
                                            =========            =========
Underwriting profit                         $  36,890            $   1,714
                                            =========            =========


     In 1994, both the Auto and Homeowner lines experienced an underwriting loss due to the high level of claims incurred as a result of the January 17 Northridge Earthquake and the cost of the Proposition 103 rollback order.

      In 1993, the Homeowners line experienced an underwriting loss primarily as a result of first quarter weather-related losses of approximately $4.6 million, and the third quarter Southern California fires with related net losses incurred of approximately $4.3 million and $2.6 million in assessments for the Company's share of California Fair Plan losses. The underwriting loss also included losses of approximately $1.0 million related to the 1991 Oakland, California fire.

     In 1992, the Homeowners line experienced an underwriting profit despite losses incurred of approximately $2.1 million related to the 1991 Oakland, California fire.

NOTE 17.  SUBSEQUENT EVENT (unaudited)

      On January 28, 1995, the California Department of Insurance, as part of the Proposition 103 settlement, ordered the Company to contribute an additional $50 million to the Insurance Subsidiaries' surplus, including $30 million by March 31, 1995. In March 1995, the Company received $20 million from the issuance of preferred stock to AIG and $10 million from the existing bank credit facility and contributed such funds to the Insurance Subsidiaries' surplus.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1995 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1995 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1995 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1995 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

                                   PART IV
                                   -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    DOCUMENTS FILED WITH THIS REPORT
            (1)  FINANCIAL STATEMENTS.                                      PAGE
                                                                            ----
            The following consolidated financial statements of the Company are filed as part of this report:
              (i)   Report of independent accountants;......................  49
             (ii)   Consolidated balance sheets-December 31, 1994 and 1993;.  50
            (iii)   Consolidated statements of operations--Years ended
                    December 31, 1994, 1993 and 1992;.......................  52
             (iv)   Consolidated statement of changes in stockholders'equity--
                    Years ended December 31, 1994, 1993 and 1992;...........  53
              (v)   Consolidated statements of cash flows--Years ended
                    December 31, 1994, 1993 and 1992;.......................  54
             (vi)   Notes to consolidated financial statements..............  56
            (2)  SCHEDULES
            The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

            Schedule II - Condensed Financial Information of Registrant.....  85

            Schedules I, III, IV, and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

            (3)  EXHIBITS REQUIRED.
            The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K. 3 Articles of Incorporation as amended and By-Laws, amended, for the fiscal year ended December 31, 1994 of the Company.
            4 A Specimen Common Stock Certificate is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1985, in which it was included as an exhibit.
            10 The contracts listed below as 10(a) and 10(b) are incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1985, and 10(c) through 10(g) are amended or added for the fiscal year ended December 31, 1987, 10(h) and 10(i) are for the fiscal year ended December 31, 1988, 10(j) and 10(k) are for the fiscal year ended December 31, 1989, 10(l) is amended for the fiscal year ended December 31, 1990, 10(m) is amended for the fiscal year ended December 31, 1994, 10(n) is amended for the fiscal year ended December 31, 1995, 10(o) and 10(p) are incorporated herein by reference from the Registrant's Form 8-K dated October 5, 1994, 10(q) is for the fiscal year ended December 31, 1995, 10(r) through 10(t) are incorporated herein by reference from the Registrant's Form 10-Q dated November 13, 1994, and 10(u) through 10(w) are for the fiscal year ended December 31, 1995.

                  10(a)       First   Amended    Employment   Agreement    and
                              Retirement  Agreement  between  the  Company and
                              Louis W. Foster.
                  10(b)       Life Insurance Agreement for key officers.
                  10(c)       20th Century Industries Restricted Shares  Plan,
                              as amended.
                  10(d)       Restricted Shares Agreement.
                  10(e)       Split  Dollar  Insurance  Agreement  between the
                              Company and Stanley M. Burke, as trustee of  the
                              1983 Foster Insurance Trust.
                  10(f)       Property Reinsurance Agreement No. 7288  between
                              the Company and General Reinsurance Corporation.
                  10(g)       Note payable with Bank of America.
                  10(h)       20th Century  Industries supplemental  executive
                              retirement plan, as amended.

                  10(i)       Amendment  and   restatement  of   20th  Century
                              Industries pension plan.
                  10(j)       Software  system  agreement  between the Company
                              and Management Science America, Inc.
                  10(k)       Employment contract for a key officer.
                  10(l)       20th  Century  Industries  Savings  and Security
                              Plan, as amended.
                  10(m)       Property Catastrophe  Reinsurance Agreement  No.
                              P3341-1  and  2  between  the  Company  and  Guy
                              Carpenter  and  Company,  Inc.,  a   reinsurance
                              intermediary, as amended.
                  10(n)       PELP Reinsurance Contract, as amended.
                  10(o)       Letter  of  intent   between  the  Company   and
                              American International Group, Inc.
                  10(p)       Stock Option Agreement  between the Company  and
                              American International Group, Inc.
                  10(q)       Property Catastrophe Excess of Loss  Reinsurance
                              Agreement between 20th Century Insurance Company
                              and/or   21st   Century   Casualty  Company  and
                              National Indemnity Company.
                  10(r)       Credit Agreement between the Company, Union Bank
                              and The First National Bank of Chicago.
                  10(s)       Investment  and  Strategic  Alliance   Agreement
                              between the  Company and  American International
                              Group, Inc.
                  10(t)       Amendment and Waiver between the Company,  Union
                              Bank and The First National Bank of Chicago.
                  10(u)       Amendment No. 2 and Waiver between the  Company,
                              Union  Bank  and  The  First  National  Bank  of
                              Chicago.
                  10(v)       Amendment  No. 1  to  Investment  and  Strategic
                              Alliance  Agreement  between  the  Company   and
                              American Internal Group, Inc.
                  10(w)       Quota Share  Reinsurance Agreement  between 20th
                              Century  Insurance  Company  and  New  Hampshire
                              Insurance  Company  and  21st  Century  Casualty
                              Company and New Hampshire Insurance Company.
                  22          Subsidiaries of Registrant.
                  29          Information  from  reports  furnished  to  state
                              insurance regulatory authorities.
                              29(a)   20th Century Insurance Company
                              29(b)   21st Century Casualty Company

                  These documents are incorporated herein by reference to the paper document filed by March 31, 1995 pursuant to a contin-uing hardship exemption granted under Rule 202 of Regulation S-T

      (b)   REPORTS ON FORM 8-K.

            The Registrant filed two Form 8-K's during the three months ended December 31, 1994 as follows:

      1.    October 5, 1994         The  Company  filed  with  the  Commission
                                    copies of the executed letter of intent, with exhibits, and the executed Stock
                                    Option Agreement, dated September 26, 1994 by and between the Company and American
                                    International Group, Inc.

      2.    December 22, 1994       A.    The   Company   expects   earthquake
                                          claims to total $900 million, up $85
                                          million  from  a  previous estimate.
                                          The  Company  will  have  access  to
                                          additional capital through  American
                                          International Group, Inc. under  the
                                          terms   of   an   investment    plan
                                          currently    pending     Shareholder
                                          approval.

                                    B.    The   Company   appointed   John  B.
                                          DeNault, formerly  Vice Chairman  of
                                          the  Board,   as  Chairman   of  the
                                          Company's   Board   of    Directors,
                                          succeeding company founder, Louis W.
                                          Foster, who is  now Chairman of  the
                                          Board, Emeritus.   In  addition, Rex
                                          J. Bates was named Vice Chairman  of
                                          the Board.

                                    C.    The      Company      closed     the
                                          capitalization  and  joint   venture
                                          plan  with  American   International
                                          Group,  Inc.    Under  the plan, AIG
                                          invested  $216  million  of   equity
                                          capital in the Company in return for
                                          convertible   preferred   stock  and
                                          warrants.

                                                                   SCHEDULE II

                      20TH CENTURY INDUSTRIES (PARENT COMPANY)
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   BALANCE SHEETS
                                       ASSETS
                                                        DECEMBER 31,
                                                ------------------------------
                                                     1994             1993
                                                     ----             ----
                                           (Amounts in thousands, except share data)


Cash                                                $ 31,283        $    123
Accrued interest income                                  499            -
Other current assets                                   1,701           1,022
Accounts receivable from subsidiaries                  4,050            -
Investment in non-consolidated insurance
  subsidiaries at equity                             442,871         694,555
Equipment, at cost, less accumulated
  depreciation - 1994 $1,078; 1993 $807                1,568           1,825
Other assets                                          17,323           4,616
                                                    --------        --------
                                                    $499,295        $702,141
                                                    ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to subsidiaries                    $  3,705        $ 33,159
Accounts payable and accrued expenses                 17,646          13,773

Bank loan payable                                    160,000            -
                                                    --------        --------
  Total liabilities                                  181,351          46,932
                                                    --------        --------

Stockholders' equity:
Capital Stock
  Preferred stock, par value $1.00 per share;
    authorized 500,000 shares, none issued
  Series A convertible preferred stock,
    stated value $1,000 per share, authorized
    376,126 shares, outstanding 200,000 in
    1994                                             200,000            -
  Common stock, without par value; author-
    ized 110,000,000 shares, outstanding
    51,472,471 in 1994 and 51,447,471 in
    1993                                              69,340          68,848
  Common stock warrants                               16,000            -
Retained earnings                                     32,604         586,361
                                                    --------        --------
  Total stockholders' equity                         317,944         655,209
                                                    --------        --------
                                                    $499,295        $702,141
                                                    ========        ========
See note to condensed financial statements.


                                                                        SCHEDULE II


                         20TH CENTURY INDUSTRIES (PARENT COMPANY)


                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                STATEMENTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                           -----------------------------------------

                                                1994           1993           1992
                                                ----           ----           ----
                                          (Amounts in thousands, except per share data)
      REVENUES


        Interest                             $   1,139       $      2        $      -

        Commissions                                  1              1               2
                                             ---------       --------        --------
           Total                                 1,140              3               2

      EXPENSES

        General and administrative               9,034            645             466
                                             ---------       --------        --------

      Loss before income tax refund             (7,894)          (642)           (464)

        Refund of income taxes                  (2,763)          (225)            (51)
                                             ---------       --------        --------

      Net loss before equity in net
        income of insurance subsidiaries        (5,131)          (417)           (413)

      Net income (loss) of non-consolidated
        insurance subsidiaries                (492,889)       112,972         117,880
                                             ---------       --------        --------

           NET INCOME (LOSS)                 $(498,020)      $112,555        $117,467
                                             =========       ========        ========

        Earnings (loss) per common share     $   (9.69)      $   2.19        $   2.29
                                             =========       ========        ========



      See note to condensed financial statements.


                                                                               SCHEDULE II
                               20TH CENTURY INDUSTRIES (PARENT COMPANY)

                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       STATEMENTS OF CASH FLOWS


                                                          YEARS ENDED DECEMBER 31,
                                                --------------------------------------------

                                                      1994           1993            1992
                                                      ----           ----            ----
                                                                 (Amounts in thousands)
      OPERATING ACTIVITIES:

        Net Income (loss)                         $(498,020)      $112,555       $ 117,467

        Adjustments to reconcile net
          income to net cash provided
          (used) by operating activities:

        Net (income) loss of non-consolidated
          insurance subsidiaries                    492,889       (112,972)       (117,880)

        Reimbursement of depreciation and
          amortization by non-consolidated
          subsidiaries                                  550            586             595

        Loss on sale of fixed assets                     42            138             186

        Effects of common stock issued
          under restricted shares plan                  492            417             371

        Dividends received from non-consolidated
          insurance subsidiaries                     16,471         33,120          26,741

        Increase (decrease) in deferred
          compensation benefits                        (502)         3,114              96

        Change in other assets, other
          liabilities, and accrued
          income taxes                              (42,504)        14,171          14,941
                                                  ---------       --------       ---------


      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                $ (30,582)      $ 51,129       $  42,517



      See note to condensed financial statements.


                                                                              SCHEDULE II
                               20TH CENTURY INDUSTRIES (PARENT COMPANY)

                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       STATEMENTS OF CASH FLOWS

                                             (Continued)

                                                            Years Ended December 31,
                                                  --------------------------------------------

                                                       1994           1993             1992
                                                       ----           ----             ----
                                                                 (Amounts in thousands)
      INVESTING ACTIVITIES:


        Capital contributed to 21st Century
          Casualty Company                        $ (40,841)      $(17,500)       $(15,000)

        Capital contributed to 20th Century
          Insurance Company                        (256,612)          -               -

        Purchase of equipment                          (478)          (946)         (1,006)

        Proceeds from sale of equipment                 144            291             264
                                                  ---------      ---------       ---------

        NET CASH USED BY INVESTING ACTIVITIES      (297,787)       (18,155)        (15,742)

      FINANCING ACTIVITIES:

        Proceeds from issuance of preferred stock   200,000           -               -

        Proceeds from issuance of stock warrants     16,000           -               -

        Proceeds from bank loan                     160,000           -               -

        Dividends paid                              (16,471)       (32,926)        (26,741)
                                                  ---------       --------        --------

        NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                      359,529        (32,926)        (26,741)
                                                  ---------       --------        --------

      Net increase in cash                           31,160             48              34

      Cash, beginning of year                           123             75              41
                                                  ---------       --------        --------

      Cash, end of year                           $  31,283       $    123        $     75
                                                  =========       ========        ========

      Supplemental disclosures of cash flow information:
         Cash paid for interest was $7,277,000, $-0- and $-0- for the years ended December
         31, 1994, 1993 and 1992, respectively.


      See note to condensed financial statements.


                                                                   SCHEDULE II
                   20TH CENTURY INDUSTRIES (PARENT COMPANY)
                   NOTE TO CONDENSED FINANCIAL STATEMENTS

      The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of 20th Century Industries and Subsidiaries.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                                     (Registrant)



Date: March 28, 1995                      By:
      --------------                          ----------------------------------
                                                       William L. Mellick
                                                     Chief Executive Officer







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 28th of March, 1995.



          SIGNATURE                          TITLE
          ---------                          -----



                                   Chief Executive Officer
------------------------------  (Principal Executive Officer)
      William L. Mellick



                                     Vice President,
                                 Chief Financial Officer and
                                 Chief Actuary (Principal
------------------------------   Financial Officer)
      Charles I. Petit



                                Treasurer and Assistant Secretary
------------------------------    (Principal Accounting Officer)
       Margaret Chang

          SIGNATURE                         TITLE
          ---------                         -----


-----------------------------        Chairman of the Board
       John B. DeNault


------------------------------      Vice Chairman of the Board
       Rex J. Bates


------------------------------            Director
       Neil H. Ashley


-----------------------------             Director
       Stanley M. Burke


------------------------------            Director
       John B. DeNault III


------------------------------            Director
        Louis W. Foster


------------------------------            Director
    R. Scott Foster, M.D.