Form 10-Q
period 1995-03-31
20TH CENTURY INDUSTRIES
filed 1995-05-10
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995                   Commission File Number 0-6964
                                                                          ------
                               20TH CENTURY INDUSTRIES
- - --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            CALIFORNIA                                  95-1935264
- - --------------------------------              ----------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                          number)


    Suite 700, 6301 Owensmouth Avenue, Woodland Hills, California     91367
- - --------------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code          (818) 704-3700
                                                   -----------------------------

                                        None
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         X                  NO
    -----------------              ---------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at April 26, 1995
Common Stock, Without Par Value                       51,495,636 shares

                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     A S S E T S

                                                    March 31,           December 31,
                                                      1995                 1994
                                                      ----                 ----
                                                   (unaudited)
                                                       (Amounts in thousands)
Investments:
     Fixed maturities - available-for-
       sale, at fair value, (amortized
       cost, 1995 $1,032,956; 1994
       $1,002,831) - Note 3                        $1,015,518          $  941,406

     Equity securities, at fair value
       (cost, 1995 $539; 1994 $539)                       896                 768
                                                   ----------          ----------
       Total investments                            1,016,414             942,174
Cash and cash equivalents                             234,523             249,834
Accrued investment income                              20,198              19,631
Premiums receivable                                    89,214              90,236
Income taxes receivable                                  -                 74,064
Deferred income taxes - Note 4                        263,346             276,570
Deferred policy acquisition costs                      11,163              14,776
Furniture, equipment and leasehold
     improvements; at cost less accumulated
     depreciation, 1995 $43,622; 1994
     $42,171                                           12,057              13,307
Other assets                                           47,103              22,218
                                                   ----------          ----------
                                                   $1,694,018          $1,702,810
                                                   ==========          ==========


The accompanying notes are an integral part of this statement.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,          December 31,
                                                       1995                1994
                                                       ----                ----
                                                    (unaudited)
                                            (Amounts in thousands, except share data)
Unpaid losses and loss
  adjustment expenses                              $  685,708          $  756,243

Unearned premiums                                     298,544             298,519

Bank loan payable - Note 5                            170,000             160,000

Claims checks payable                                  66,712              70,725

Proposition 103 payable - Note 6                       62,306              78,307

Other liabilities                                      49,797              21,072
                                                   ----------          ----------
     Total liabilities                              1,333,067           1,384,866
                                                   ----------          ----------
Stockholders' equity - Note 8
     Capital stock
          Preferred stock, par value $1.00 per
            share; authorized 500,000 shares,
            none issued
          Series A convertible preferred
            stock, stated value $1,000 per
            share, authorized 376,126 shares,
            outstanding 220,000 in 1995 and
            200,000 in 1994                           220,000             200,000
          Common stock without par value;
            authorized 110,000,000 shares,
            outstanding 51,495,636 in 1995
            and 51,472,471 in 1994                     69,590              69,340
          Common stock warrants                        16,000              16,000

     Unrealized investment losses, net                (11,102)            (39,777)

     Retained earnings                                 66,463              72,381
                                                   ----------          ----------
       Total stockholders' equity                     360,951             317,944
                                                   ----------          ----------
                                                   $1,694,018          $1,702,810
                                                   ==========          ==========
The accompanying notes are an integral part of this statement.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1995            1994
                                                       ----            ----
                                                            (unaudited)
                                          (Amounts in thousands, except per share data)


REVENUES:
  Net premiums earned                               $  248,737      $  262,897
  Net investment income                                 21,169          24,197
  Realized investment gains                                185           3,505
  Other                                                    (31)            (39)
                                                    ----------      ----------
                                                       270,060         290,560
                                                    ----------      ----------
LOSSES AND EXPENSES:
  Net losses and loss
    adjustment expenses                                244,993         243,608
  Net earthquake losses
    and related expenses                                  -            551,327
  Policy acquisition costs                              11,449          12,388
  Other operating expenses                              13,265          13,044
  Interest expense                                       4,073            -
                                                    ----------      ----------
                                                       273,780         820,367
                                                    ----------      ----------
  Loss before federal income taxes                      (3,720)       (529,807)

  Federal income taxes (benefit)                        (2,302)       (189,814)
                                                    ----------      ----------

    NET LOSS                                        $   (1,418)     $ (339,993)
                                                    ==========      ==========


PRIMARY LOSS PER COMMON SHARE - Note 2              $    (0.12)     $    (6.61)
                                                    ==========      ==========



The accompanying notes are an integral part of this statement.

                               20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  Three Months Ended March 31, 1995
                                             (unaudited)

                            Convertible
                          Preferred Stock   Common Stock             Unrealized
                            $1 Par Value       Without     Common    Investment
                              Per Share       Par Value     Stock       Gains     Retained
                                Amount         Amount      Warrants    (Losses)   Earnings
                              ---------      ----------   ----------  ---------  ----------
                                               (Amounts in thousands)



Balance at January 1, 1995       $200,000       $ 69,340     $ 16,000   $(39,777)   $  72,381
  Net loss for the three
    months                                                                             (1,418)
  Effects of common stock issued
    under restricted shares plan                     250

  Issuance of Series A Pre-
    ferred Stock - Note 8          20,000
  Net decrease in unrealized
    losses on portfolio class-
    ified as available-for-sale
    net of taxes of $15,440                                               28,675
  Cash dividends paid on
    preferred stock                                                                    (4,500)
                                 --------       --------     --------   --------    ---------
Balance at March 31, 1995        $220,000       $ 69,590     $ 16,000   $(11,102)   $  66,463
                                 ========       ========     ========   ========    =========








The accompanying notes are an integral part of this statement.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended March 31,
                                                  --------------------------------
                                                        1995                1994
                                                        ----                ----
                                                            (unaudited)
                                                       (Amounts in thousands)
OPERATING ACTIVITIES:
Net loss                                           $   (1,418)         $ (339,993)

Adjustments to reconcile net
  loss to net cash provided (used)
  by operating activities:

  Provision for depreciation
     and amortization                                   1,734               1,818

  Provision for deferred income taxes                  (2,302)           (115,642)

  Realized gains on sale of investments,
     fixed assets, etc.                                  (136)             (3,458)

  Effects of common stock issued
    under restricted shares plan                          250                 169

  Decrease in premiums receivable                       1,022                 343

  (Increase) decrease in accrued investment
    income                                               (567)                478

  Decrease in deferred policy
    acquisition costs                                   3,613                 494

  Increase (decrease) in unpaid losses
    and loss adjustment expenses                      (70,535)            479,706

  Increase in unearned premiums                            25               5,749

  Increase (decrease) in claims checks payable         (4,013)             76,181

  Decrease in Proposition 103 payable                 (16,001)               -

  Change in other assets, other liabilities
    and accrued income taxes                           77,989             (92,107)
                                                   ----------          ----------
    NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                         $  (10,339)         $   13,738

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (continued)

                                                   Three Months Ended March 31,
                                                 --------------------------------
                                                        1995                1994
                                                        ----                ----
                                                             (unaudited)
                                                        (Amounts in thousands)
INVESTING ACTIVITIES:
  Investments purchased - available-
    for-sale                                       $  (47,180)         $  (39,327)

  Investments called or matured - available-
    for-sale                                            1,128               8,774

  Investments sold - available-for-sale                16,101              37,668

  Net purchases of furniture, equipment
    and leasehold improvements                           (521)             (1,310)
                                                   ----------          ----------

      NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                          (30,472)              5,805

FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock            20,000                -

  Proceeds from bank loan                              10,000                -

  Dividends paid                                       (4,500)             (8,236)
                                                   ----------          ----------

    NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                             25,500              (8,236)
                                                   ----------          ----------
  Net increase (decrease) in cash                     (15,311)             11,307

  Cash, beginning of quarter                          249,834              17,894
                                                   ----------          ----------
  Cash, end of quarter                             $  234,523          $   29,201
                                                   ==========          ==========


The accompanying notes are an integral part of this statement.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries and Subsidiaries annual report on Form 10-K for the year ended December 31, 1994.

     2.   Earnings (Loss) Per Common Share

          Earnings (loss) per common share were computed using the weighted average number of common shares outstanding. The weighted average number of shares was 51,435,734 for the three months ended March 31, 1995 and 51,411,356 for the three months ended March 31, 1994. Primary loss per share for 1994 reflects a simple capital structure in which there were no securities in existence allowing common stock to be acquired as a result of exercising the conversion rights of such securities. The 1995 primary and fully diluted loss per share amounts reflect a more complex capital structure in which securities exist that allow for the acquisition of additional common stock through the exercise of conversion rights in these securities. Primary loss per share reflects a reduction to the net loss for the quarter of $4.5 million for cash dividends paid on the preferred stock. Fully diluted loss per share for 1995 is not presented as there is a net loss for the quarter and including the convertible securities in the computation of the loss per share would be antidilutive.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     3.   Investments

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which was adopted in January, 1994, the Company classifies all of its bond portfolio as available-for-sale.

          The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of March 31, 1995 are as follows:


                                                  Gross      Gross
                                  Amortized    Unrealized  Unrealized     Fair
                                    Cost          Gains      Losses       Value
                                  ---------    ----------  ----------     -----
                                              (Amounts in thousands)
Available-For-Sale
- - ------------------

U.S Treasury securities and
  obligations of U.S. government
  corporations and agencies       $  247,692    $   147    $ 2,318    $  245,521
Obligations of states and
  political subdivisions             277,764      1,181     13,114       265,831
Public utilities                     147,291        105      1,825       145,571
Corporate securities                 360,209      3,316      4,930       358,595
                                  ----------    -------    -------    ----------
  Total                           $1,032,956    $ 4,749    $22,187    $1,015,518
                                  ==========    =======    =======    ==========

     4.   Income Taxes

          Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of March 31, 1995, the Company has a net operating loss carryforward of approximately $561,000,000 and $417,000,000 for regular tax and alternative minimum tax, respectively, and an alternative tax credit carryforward of $8,084,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     4.   Income Taxes  (continued)

          Federal income tax expense consists of:

                                           Three Months Ended March 31,
                                           -----------------------------
                                                 1995         1994
                                                 ----         ----
                                             (Amounts in thousands)
          Current tax expense (benefit)       $    -      $ (74,172)
          Deferred tax expense (benefit)         (2,302)   (115,642)
                                              ---------   ---------
                                              $  (2,302)  $(189,814)
                                              =========   =========

     5.   Debt

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

          In March 1995, as part of the Proposition 103 settlement (see Note 6) with the California Department of Insurance, the Company was instructed to contribute an additional $30 million to the insurance subsidiaries' surplus by March 31, 1995. The Company received an additional $10 million from the existing bank credit facility and $20 million from an additional preferred stock issuance to AIG. See
          Note 8. These funds were contributed to the insurance subsidiaries' surplus.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     5.   Debt (continued)

          At March 31, 1995, the annual interest rate for the specified interest period was approximately 9.375%. Per amendments to the bank agreement, the interest rate was reduced to 7.375% at April 10, 1995 due to the Company's improved financial condition. Interest paid for the three months ending March 31, 1995 was approximately $3,700,000.

     6.   Proposition 103

          On January 27, 1995, the Company announced a settlement of rebate liabilities associated with Proposition 103, which was passed by California voters on November 8, 1988. The agreement applies to both insurance subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, and applies to those customers insured between November 8, 1988 and November 7, 1989. At December 31, 1994, $78 million was recorded as a liability.

          By March 31, the Company had refunded $16 million of its $46 million initial rebate amount, reducing the liability to $62 million as of March 31, 1995. The Company expects to complete issuance of the initial rebates by mid-May, 1995. The remaining $32 million has been set aside for additional customer refunds conditioned on the ultimate level of claim costs associated with the 1994 Northridge Earthquake.

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

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     6.   Proposition 103 (continued)

          Another condition of this agreement required the Company to obtain new capital of $50 million and contribute the funds to the surplus of the insurance subsidiaries, consisting of $30 million by March 31, 1995 and $20 million by December 31, 1995. In March 1995, the Company received $10 million from the existing bank credit facility and $20 million from the issuance of preferred stock to AIG. Refer to Notes 5 and 8 for further discussion.

     7.   Northridge Earthquake

          The Northridge, California Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company for 1994. The earthquake occurred in an area in which the Company's homeowners and earthquake coverages were concentrated. Since the event occurred, the Company and other members of the property and casualty insurance industry have revised their estimates of claim costs and related expenses several times. Because of the unusual nature of the ground motion during the earthquake, the earthquake produced significant damage to structures beyond normal expectations. Delayed discovery of the severity of damages has caused claims to be reevaluated as the additional damage becomes known and has made the estimation process extremely difficult. The Company's estimate of gross losses and allocated loss adjustment expenses for this catastrophe remains unchanged in the quarter at $940 million. Estimated unallocated loss adjustment expense, FAIR plan assessments and other earthquake related expenses remain at approximately $20 million. The charge against first quarter 1994 pre-tax earnings, after reduction for $76.3 million of reinsurance, was $551.3 million. The earthquake did not materially affect the results of first quarter 1995.

          Should the earthquake losses increase above $974 million, future financial periods will be impacted and additional capital may be required.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     8.   Capital Transaction

          As a result of the earthquake losses discussed in Note 7, the Company found it necessary to obtain additional capital to increase the combined statutory surplus of the insurance subsidiaries.

          On December 16, 1994, the Company received $216 million of equity capital from American International Group, Inc. ("AIG") and in exchange, issued (i) 200,000 shares of Series A 9% Convertible Preferred Stock, par value $1.00 per share, at a price and liquidation value of $1,000 per share and convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants to purchase an aggregate 16,000,000 shares of the Company's Common Stock at $13.50 per share (collectively, the "Investment Agreement"). The Company received aggregate consideration of $200,000,000 for the shares of the Preferred Stock and $16,000,000 for the Warrants. The Series A Preferred Stock ranks senior to the Common Stock in respect to dividend and liquidation rights. Cash dividends of $4,500,000 were paid on the preferred stock on March 16, 1995. The Common Stock Warrants are generally exercisable from February 1998 to February 2007.

          As part of the Investment Agreement, a 10% quota-share reinsurance agreement applicable to the Company's entire book of business was implemented on January 1, 1995, thereby improving the Company's ability to sustain growth.

          In addition to AIG's capital investment and quota-share agreement, the Company and AIG are negotiating a strategic business alliance agreement for joint ventures for the sale of automobile insurance outside California. This alliance will enable the Company to expand its business into other geographic areas. The Companies have agreed on Arizona as the initial western state. It is expected that the Company will write its first out-of-state policies before the end of the year.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     8.   Capital Transaction (continued)

          In March 1995, in accordance with an order from the California Department of Insurance to contribute an additional $30 million to the insurance subsidiaries' surplus by March 31, 1995 (as part of the Proposition 103 settlement-see Note 6), the Company received $20 million from the issuance of 20,000 additional shares of preferred stock to AIG and $10 million from its existing credit line and contributed such funds to the insurance subsidiaries' surplus.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- - -------------------

Historically, the Company has experienced positive cash flow from operating activities, excluding 1994 due to the severe earthquake losses. The Company paid for these losses with cash from operations, investment sales, loan proceeds and equity financing. In 1995, funds needed to pay remaining earthquake-related losses and expenses have come from normal positive operating cash flows and from available cash on deposit. As of March 31, 1995, the Company had total cash of $234,523,000 and total investments of $1,016,414,000. Of the Company's total investments, $265,831,000 at fair value was invested in tax-exempt state and municipal bonds and the balance was invested in taxable government, corporate and municipal securities.

Statutory regulations require the majority of the Company's investments to be made in high-grade securities to provide ample protection for policyholders. The Company primarily invests in long-term maturity investments such as bonds.

Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors the loss payments to provide projections of future cash requirements. The Company generally generates enough cash flow to allow for monthly investments in the Cash Management Fund which is the source for purchasing long-term investments such as bonds. In order to help pay for the earthquake losses in 1994, the Company capitalized on the substantial unrealized gain in its bond portfolio by selling off bonds with higher market values, resulting in substantial capital gains.

In order to realize capital gains to increase statutory surplus, to provide cash for earthquake claims payments and to maximize investment income, the Company has restructured its investment portfolio to increase the proportion of investment-grade taxable instruments. Accordingly, the entire portfolio is shown as available-for-sale. As of March 31, 1995, the portfolio contained 73% taxable instruments compared to 13% a year earlier. All of the Company's investments are of high-quality and very liquid.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

In prior years, the Company's most significant capital requirement resulted from its need to maintain an acceptable ratio of net premiums written to policy-holders' surplus. However, the losses from the 1994 Northridge Earthquake were so severe that the Company has obtained a $170 million bank loan for its subsidiaries and equity financing from American International Group, Inc. See Notes 5 and 8 of the Notes to Consolidated Financial Statements.

During the quarter, the insurance subsidiaries acquired $30 million in new capital, consistent with the Proposition 103 rebate settlement and order from the California Department of Insurance (DOI). See Note 6 of the Notes to Consolidated Financial Statements. Of this amount, $20 million was funded through an additional preferred stock issuance to AIG, convertible to common stock at $11.33 per share, and $10 million was funded through additional bank debt from the existing credit line.

At March 31, 1995, the Company has $220 million of preferred stock outstanding, bearing interest at 9% per year payable quarterly. This results in a dividend of $19.8 million a year, or $4,950,000 per quarter beginning in June 1995. Cash dividends paid in the first quarter 1995, based on $200 million preferred stock outstanding, were $4,500,000.

Interest on the $170 million credit facility varies according to market conditions. First quarter 1995 interest payments were approximately $3,700,000.

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

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

As of March 31, 1995, in accordance with an order from the DOI regarding the settlement of rebate liabilities associated with Proposition 103, the Company has refunded approximately $16 million of its $46 million initial rebate amount. The Company expects to complete issuance of these rebates by mid-May 1995. The $46 million has previously been recorded as a liability and an additional $32 million has been reserved for additional customer refunds conditioned on the ultimate level of claim costs associated with the 1994 Northridge Earthquake.

Total stockholders' equity increased $43.1 million between December 31, 1994 and March 31, 1995 from $317.9 million to $361.0 million, respectively. Book value per common share increased $0.45 from $2.29 to $2.74 for the same time period.

For years prior to 1994, the Company's cash outlays for income taxes generally exceeded income tax expense recorded in accordance with generally accepted accounting principles. This resulted primarily because of the reduction of the unearned premium deduction and the discounting of unpaid loss reserve mandated by the Tax Reform Act of 1986.

In 1994, the losses caused by the Northridge Earthquake resulted in a net operating loss of approximately $788.5 million and $759.5 million for regular tax and alternative minimum tax, respectively. Of these amounts, $238.0 million and $350.0 million for regular tax and alternative minimum tax, respectively, were carried back to the previous three years offsetting most of the taxable income for those years and resulting in a tax refund of $74.1 million. The balance of the 1994 net operating loss ($550.0 million and $408.0 million for regular tax and alternative minimum tax, respectively) will offset taxable income for future years. For the next two to three years, the Company expects to have very small cash outlays for income taxes, specifically alternative minimum tax. Until the net operating losses are fully utilized, the Company expects that cash outlays

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
for income taxes  will be less  than income tax  expense recorded in  accordance
with  generally  accepted  accounting  principles.    The  net  operating   loss
carryforwards will expire in the year 2009.

Results of Operations
- - ---------------------

     Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994.

Although direct premiums written reflected little change from the first quarter a year ago, net premiums written for the three months ended March 31, 1995 decreased $40,236,000 or 15.0% below the same period during 1994. This decrease reflects the start of the 10% quota-share reinsurance agreement with AIG plus the purchase of additional catastrophe reinsurance coverage in January 1995. For the first quarter 1995, $26.9 million was ceded under the quota-share agreement, and $6.0 million was ceded for the additional catastrophe reinsurance. The decrease in net premiums written during the first three months of 1995 also reflected a decrease in total policies in force of 5.49% below the same period of 1994.

Premiums earned decreased $14,160,000 or 5.4% during the three months ended March 31, 1995 compared to the same period of 1994, again reflecting the quota-share agreement with AIG and the additional catastrophe reinsurance premiums.

The Company experienced an underwriting loss of $25 million for the first three months of 1995 compared to an underwriting loss of $511.1 million during the same period of 1994 reflecting the impact of the Northridge Earthquake. Excluding the effect of the Northridge Earthquake, the underwriting loss for the first quarter 1994 was $6.6 million. The earthquake impact on the first quarter 1995 was not material. As of March 31, 1995, the Company had received a total of 35,856 homeowner and condominium claims and 10,193 automobile claims as a result of the Northridge Earthquake. Total paid loss and allocated loss adjustment expense from the catastrophe have reached $846.7 million compared to $785.4 million as of December 31, 1994, and $93.3 million remains reserved for open

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES claims that numbered 3,279 at quarter-end compared to $154.3 million at year-end 1994.

The Company's automobile insurance line declined 1.8% during the first three months of 1995 from approximately 1,132,600 policies in force at December 31, 1994 to approximately 1,112,200 such policies in force at March 31, 1995. Assigned Risk increased to 7,952 policies in force at March 31, 1995 from 7,285 policies in force at December 31, 1994.

The Company's automobile programs experienced an underwriting profit of $4.0 million during the first quarter of 1995 compared to an underwriting loss of $5.3 million, excluding the effect of the Northridge Earthquake on automobile comprehensive claims, during the same period of 1994. Assigned Risk policies produced an underwriting loss of $1.2 million for the first quarter 1995 compared to a $1.1 million loss for the first quarter 1994. As of March 31, 1995, the Company has 7,952 Assigned Risk policies, up 16.3% when compared with the same period in 1994.

During the first quarter of 1995, based on historical experience and trends, the Company filed for an overall average rate adjustment of 3.65% on the automobile line of business. The Company is awaiting a response from the Insurance Commissioner. In the meantime, the Insurance Commissioner has granted a 5.2% increase for assigned risk automobile policyholders, effective June 1, 1995.

The Company resumed an aggressive marketing program within California during the quarter focusing on Northern California and San Diego, and expects the second and third quarters to show strong results for automobile unit growth.

During the first three months of 1995, total policies in force for the Company's other programs, homeowners, condominiums, and personal excess liability, declined to approximately 208,200 from approximately 217,200 policies in force as of December 31, 1994. This decline is a result of the DOI's order for the Company to discontinue writing new homeowners, condominium owners and earthquake insurance in order to reduce the Company's earthquake exposure.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Underwriting results for these programs are influenced by the variability caused by weather-related claims in the homeowners program. The underwriting loss for these programs was $24.3 million for the first quarter 1995 compared to an underwriting loss of $1.3 million, excluding the effect of the Northridge Earthquake, for the first quarter 1994.

The first quarter 1995 results were affected by a series of severe storms throughout the state. Total first-party property claims directly resulting from adverse weather are 5,823, with losses reaching $14.2 million on a pre-tax basis.

Results for the first quarter 1995 also include approximately $6.0 million of catastrophe reinsurance premiums related to the additional reinsurance coverage purchased in January 1995 in order to provide reinsurance coverage for the declining earthquake exposure. The additional coverage began at $200 million effective January 23, 1995 and declined throughout its term to expiration on May 15, 1995. The catastrophe reinsurance premiums for this policy affecting second quarter 1995 results will be approximately $1.8 million.

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. The ratio of underwriting expenses to earned premium was 9.9% for the first quarter of 1995 and for the first quarter of 1994, excluding the effect of the Northridge Earthquake.

Net investment income decreased 12.5% during the first three months of 1995 compared to the same period of 1994, resulting from a decrease in investments in order to increase statutory surplus and provide cash for earthquake claims payments. The average annual yield on the Company's invested assets was 7.5% for the first three months of 1995 and 6.6% for the first three months of 1994. The increase in the investment yield results from the Company's investment portfolio being converted from primarily tax-exempt to primarily taxable bonds during the second and third quarters of 1994 and from buying more taxable bonds in the

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES first quarter of 1995. Realized gains on sales of investments decreased in the quarter to $185,000 from $3.5 million for the first quarter of 1994.

Net loss during the first three months of 1995 declined $338.6 million or 99.6% below the same period of 1994 to $1.4 million from $340.0 million, reflecting the substantial decrease in earthquake losses and related expenses. The Northridge Earthquake contributed $360.0 million to the 1994 quarter's loss.

The effect of inflation on the net income of the Company during both these periods was not significant.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

The Registrant filed four   Form 8-K's during  the three months ended  March 31,
1995 as follows:



1.   January 3, 1995       The Company  announced the  appointment of  Robert M.
                           Sandler  and   Howard I.  Smith   to  its   Board  of
                           Directors. Both of the new directors are executives with American International Group, Inc.



2.   January 27, 1995      The  Company   announced  a   settlement  of   rebate
                           liabilities associated with Proposition 103, passed by California voters on November 8, 1988.



3.   February 13, 1995     The  Company  announced  its  1994  financial results
                           including  the  Proposition 103  settlement  and   an
                           increase to the Company's earthquake claim reserves.



4.   February 22, 1995     a) The Company  announced the  retirement of  Neil H.
                              Ashley  as  chief   executive  officer,  and   the
                              appointment of William L. Mellick to that post.

                           b) The Company further announced that Neil H.  Ashley
                              and Rex J. Bates will not stand for reelection at the annual meeting of shareholders and that Mr. Mellick will stand for election as a director, in place of Mr. Ashley.

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                  ----------------------------------------
                                               (Registrant)







Date  May 08, 1995                                WILLIAM L. MELLICK
    ----------------                   ----------------------------------------
                                         President and Chief Executive Officer





Date  May 08, 1995                                  MARGARET CHANG
    ----------------                   ----------------------------------------
                                         Treasurer and Assistant Secretary