Form 10-Q
period 1995-06-30
20TH CENTURY INDUSTRIES
filed 1995-08-11
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995                    Commission File Number 0-6964
                                                                          ------

                            20TH CENTURY INDUSTRIES
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            CALIFORNIA                                  95-1935264
- --------------------------------              ----------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                          number)



    Suite 700, 6301 Owensmouth Avenue, Woodland Hills, California     91367
- --------------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code          (818) 704-3700
                                                   -----------------------------


                                        None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ) , and (2) has been subject to such filing requirements for the past 90 days.


YES         X                  NO
    -----------------              -----------------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at July 21, 1995
Common Stock, Without Par Value                       51,495,636 shares


                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     A S S E T S


                                                    June 30,            December 31,
                                                      1995                 1994
                                                      ----                 ----
                                                   (unaudited)
                                                       (Amounts in thousands)
Investments:



     Fixed maturities - available-for-
       sale, at fair value, (amortized
       cost, 1995 $1,075,558; 1994
       $1,002,831) - Note 3                        $1,096,102          $  941,406

     Equity securities, at fair value
       (cost, 1995 $539; 1994 $539)                     1,024                 768
                                                   ----------          ----------
       Total investments                            1,097,126             942,174
Cash and cash equivalents                              92,181             249,834
Accrued investment income                              18,629              19,631
Premiums receivable                                    89,427              90,236
Income taxes receivable                                  -                 74,064
Deferred income taxes - Note 4                        243,575             276,570
Deferred policy acquisition costs                      10,859              14,776
Furniture, equipment and leasehold
     improvements; at cost less accumulated
     depreciation, 1995 $45,133; 1994
     $42,171                                           10,842              13,307
Other assets                                           68,221              22,218
                                                   ----------          ----------

                                                   $1,630,860          $1,702,810
                                                   ==========          ==========



      The accompanying notes are an integral part of this statement.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,           December 31,
                                                       1995                1994
                                                       ----                ----
                                                    (unaudited)
                                            (Amounts in thousands, except share data)


Unpaid losses and loss
  adjustment expenses                              $  659,313          $  756,243

Unearned premiums                                     298,323             298,519

Bank loan payable - Note 5                            170,000             160,000

Claims checks payable                                  59,013              70,725

Proposition 103 payable - Note 6                         -                 78,307

Other liabilities                                      43,799              21,072
                                                   ----------          ----------

     Total liabilities                              1,230,448           1,384,866
                                                   ----------          ----------

Stockholders' equity - Note 8

     Capital stock

          Preferred stock, par value $1.00 per
            share; authorized 500,000 shares,
            none issued

          Series A convertible preferred
            stock, stated value $1,000 per
            share, authorized 376,126 shares,
            outstanding 224,950 in 1995 and
            200,000 in 1994                           224,950             200,000

          Common stock without par value;
            authorized 110,000,000 shares,
            outstanding 51,495,636 in 1995
            and 51,472,471 in 1994                     69,669              69,340

          Common stock warrants                        16,000              16,000

     Unrealized investment gains (losses), net         13,669             (39,777)

     Retained earnings                                 76,124              72,381
                                                   ----------          ----------

       Total stockholders' equity                     400,412             317,944
                                                   ----------          ----------

                                                   $1,630,860          $1,702,810
                                                   ==========          ==========


      The accompanying notes are an integral part of this statement.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                 Three Months Ended June 30,     Six Months Ended June 30,
                                 ---------------------------     -------------------------
                                     1995            1994           1995           1994
                                     ----            ----           ----           ----
                                         (Amounts in thousands, except per share data)


REVENUES:
  Net premiums earned             $  240,085      $  262,107     $  488,822     $  525,004
  Net investment income               20,644          21,570         41,813         45,767
  Realized investment gains            2,019          49,829          2,204         53,334
  Other                                   (6)            (25)           (37)           (64)
                                  ----------      ----------     ----------     ----------
                                     262,742         333,481     $  532,802        624,041
                                  ----------      ----------     ----------     ----------
LOSSES AND EXPENSES:
  Net losses and loss
    adjustment expenses              201,535         230,098        446,528        473,706
  Net earthquake losses
    and related
    expenses - Notes 6 and 7          14,576          76,473         14,576        627,800
  Policy acquisition costs             9,548          11,433         20,997         23,821
  Other operating expenses            12,412          15,276         25,677         28,320
  Interest expense                     3,628              50          7,701             50
                                  ----------      ----------     ----------     ----------
                                     241,699         333,330        515,479      1,153,697
                                  ----------      ----------     ----------     ----------
  Income (loss) before
    federal income taxes              21,043             151         17,323       (529,656)

  Federal income taxes (benefit)       6,432          (4,729)         4,130       (194,543)
                                  ----------      ----------     ----------     ----------

    NET INCOME (LOSS)             $   14,611     $    4,880      $   13,193     $ (335,113)
                                  ==========      ==========     ==========     ==========


PRIMARY INCOME (LOSS) PER
  COMMON SHARE - Note 2           $     0.18      $     0.09     $     0.07     $    (6.52)
                                  ==========      ==========     ==========     ==========


      The accompanying notes are an integral part of this statement.

                               20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Six Months Ended June 30, 1995
                                             (unaudited)


                            Convertible
                          Preferred Stock   Common Stock             Unrealized
                            $1 Par Value       Without     Common    Investment
                              Per Share       Par Value     Stock       Gains     Retained
                                Amount         Amount      Warrants    (Losses)   Earnings
                              ---------      ----------   ----------  ---------  ----------
                                               (Amounts in thousands)



Balance at January 1, 1995       $200,000       $ 69,340     $ 16,000   $(39,777)   $  72,381
  Net profit for the six
    months                                                                             13,193
  Effects of common stock issued
    under restricted shares plan                     329

  Issuance of Series A Pre-
    ferred Stock - Note 8          20,000
  Net decrease in unrealized
    losses on portfolio class-
    ified as available-for-sale
    net of taxes of $28,779                                               53,446
  Stock dividends - Note 8          4,950                                              (4,950)
  Cash dividends paid on
    preferred stock                                                                    (4,500)
                                 --------       --------     --------   --------    ---------
Balance at June 30, 1995         $224,950       $ 69,669     $ 16,000   $ 13,669    $  76,124
                                 ========       ========     ========   ========    =========


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended June 30,
                                                  -------------------------------
                                                      1995                1994
                                                      ----                ----
                                                            (unaudited)
                                                       (Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)                                  $   13,193          $ (335,113)

Adjustments to reconcile net income
  (loss) to net cash used
  by operating activities:

  Provision for depreciation
     and amortization                                   3,526               3,635

  Provision for deferred income taxes                   4,130            (120,669)

  Realized gains on sale of investments,
     fixed assets, etc.                                (2,146)            (53,251)

  Effects of common stock issued
    under restricted shares plan                          329                 277

  Decrease in premiums receivable                         809                 424

  Decrease in accrued investment income                 1,002               7,202

  Decrease in deferred policy
    acquisition costs                                   3,917                 341

  Increase (decrease) in unpaid losses
    and loss adjustment expenses                      (96,930)            142,289

  Increase (decrease) in unearned premiums               (196)              8,902

  Increase (decrease) in claims checks payable        (11,712)             79,249

  Decrease in Proposition 103 payable                 (78,307)               -

  Change in other assets, other liabilities
    and accrued income taxes                           50,873             (79,889)
                                                   ----------          ----------
    NET CASH USED BY
      OPERATING ACTIVITIES                         $ (111,512)         $ (346,603)


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (continued)

                                                    Six Months Ended June 30,
                                                 -------------------------------
                                                    1995                1994
                                                    ----                ----
                                                           (unaudited)
                                                        (Amounts in thousands)
INVESTING ACTIVITIES:


  Investments purchased - available-
    for-sale                                       $ (285,982)         $ (482,664)

  Investments called or matured - available-
    for-sale                                            8,207              14,009

  Investments sold - available-for-sale               207,119             820,427

  Net purchases of furniture, equipment
    and leasehold improvements                           (985)             (2,774)
                                                   ----------          ----------

      NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                          (71,641)            348,998

FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock            20,000                -

  Proceeds from bank loan                              10,000             153,327

  Dividends paid                                       (4,500)            (16,471)
                                                   ----------          ----------

    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                               25,500             136,856
                                                   ----------          ----------

  Net increase (decrease) in cash                    (157,653)            139,251

  Cash, beginning of year                             249,834              17,894
                                                   ----------          ----------

  Cash, end of quarter                             $   92,181          $  157,145
                                                   ==========          ==========



      The accompanying notes are an integral part of this statement.


                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries and Subsidiaries annual report on Form 10-K for the year ended December 31, 1994.

     2.   Earnings (Loss) Per Common Share

          Primary  earnings  (loss)  per  common  share  were computed using the weighted average number of common shares plus the net effect of dilutive common equivalent shares (warrants) outstanding during the period. Common equivalent shares are computed using the modified treasury stock method. Prior to December 16, 1994, the Company had a simple capital structure in which there were no securities in existence allowing common stock to be acquired as a result of exercising the conversion rights of such securities. On December 16, 1994, the Company issued convertible preferred stock and warrants to purchase common stock. Warrants to purchase common stock are not included in the six months ended June 30, 1995 primary earnings per share calculation as doing so would be anti-dilutive. The weighted average number of primary shares was 57,141,079 and 51,437,970 for the three and six months ended June 30, 1995 and 51,384,684 and 51,398,020 for the three and six months ended June 30, 1994. Fully diluted earnings per share for 1995, assuming conversion of the convertible preferred stock, are not presented as the results are anti-dilutive.

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

          The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of June 30, 1995 are as follows:


                                                  Gross      Gross
                                  Amortized    Unrealized  Unrealized     Fair
                                    Cost          Gains      Losses       Value
                                  ---------    ----------  ----------     -----
                                              (Amounts in thousands)
Available-For-Sale
- ------------------

U.S Treasury securities and
  obligations of U.S. government
  corporations and agencies       $  228,426    $ 4,213    $    39    $  232,600
Obligations of states and
  political subdivisions             239,552      2,698     10,929       231,321
Public utilities                     115,970      5,444         24       121,390
Corporate securities                 491,610     19,855        674       510,791
                                  ----------    -------    -------    ----------
  Total                           $1,075,558    $32,210    $11,666    $1,096,102
                                  ==========    =======    =======    ==========

     4.   Income Taxes

          Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of June 30, 1995, the Company has a net operating loss carryforward of approximately $591,000,000 and $446,000,000 for regular tax and alternative minimum tax, respectively, and an alternative tax credit carryforward of $8,084,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     4.   Income Taxes  (continued)

          Federal income tax expense consists of:

                                            Six Months Ended June 30,
                                            --------------------------
                                                 1995         1994
                                                 ----         ----
                                             (Amounts in thousands)
          Current tax expense (benefit)       $    -      $ (73,565)
          Deferred tax expense (benefit)          4,130    (120,978)
                                              ---------   ---------
                                              $   4,130   $(194,543)
                                              =========   =========

     5.   Debt

          Effective June 30, 1994, the Company secured a five and one-half year reducing-revolver credit facility (the Facility), with an aggregate commitment of $175 million through The First National Bank of Chicago and Union Bank (the Agents).

          As of December 31, 1994, the Company's outstanding advances against the Facility totalled $160 million for which loan origination fees to the Agents of $7.2 million were incurred. Loan fees are being amortized over the five-and-one-half year life of the Facility. Interest is charged at a variable rate based, at the option of the Company, on either (1) the higher of (a) the prime rate or (b) the sum of the Federal Funds Effective Rate plus 0.5%, plus a margin of 2.0%, or (2) the Eurodollar rate plus a margin of 1.25%. Margins will be reduced in relation to certain financial and operational levels of the Company. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the loan agreement.

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

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     5.   Debt (continued)

          At June 30, 1995, the annual interest rate for the specified interest period was approximately 7.3%. As certain financial conditions have been met at June 30, 1995, the interest rate will be reduced to 1% over LIBOR. Interest paid for the six months ending June 30, 1995 was approximately $7,000,000.

     6.   Proposition 103

          On January 27, 1995, the Company announced a settlement of rebate liabilities associated with Proposition 103, which was passed by California voters on November 8, 1988. The agreement applied to both insurance subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, and applied to those customers insured between November 8, 1988 and November 7, 1989. At December 31, 1994, $78 million was recorded as a liability.

          During the second quarter of 1995, the Company completed its Proposition 103 refunds of the $46 million initial rebate amount, reducing the liability to $32 million. This remaining $32 million was reduced to $0 as a result of the increase in estimated earthquake losses associated with the 1994 Northridge Earthquake in accordance with the settlement agreement. (See Note 7).

          This settlement required the Company to withdraw its request for a hearing with the United States Supreme Court to appeal the California Supreme Court decision in the Proposition 103 test case "20th Century vs. Garamendi" and abide by the terms of Commissioner Quackenbush's order. Upon announcement of the settlement, a consumer group objected to the settlement terms and filed a lawsuit. An administrative hearing was held in April 1995, and the settlement order was upheld.

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

     7.   Northridge Earthquake

          The Northridge, California Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company for 1994. The earthquake occurred in an area in which the Company's homeowners and earthquake coverages were concentrated. Since the event occurred, the Company and other members of the property and casualty insurance industry have revised their estimates of claim costs and related expenses several times. Because of the unusual nature of the ground motion during the earthquake, the earthquake produced significant damage to structures beyond normal expectations. Delayed discovery of the severity of damages has caused claims to be reevaluated as the additional damage becomes known and has made the estimation process extremely difficult. The Company's estimate of gross losses and allocated loss adjustment expenses for this catastrophe rose in the quarter to $990 million. As part of the settlement agreement with the California Department of Insurance, the Company offset this increase with approximately $32 million in funds set aside for additional Proposition 103 rebates unless needed for earthquake claims. (See Note 6). Estimated unallocated loss adjustment expense, FAIR plan assessments and other earthquake related expenses remain at approximately $20 million. The charge against second quarter 1995 pre-tax earnings was $14.6 million.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     8.   Capital Transaction

          On December 16, 1994, the Company received $216 million of equity capital from American International Group, Inc. ("AIG") and in exchange, issued (i) 200,000 shares of Series A 9% Convertible Preferred Stock, par value $1.00 per share, at a price and liquidation value of $1,000 per share and convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants to purchase an aggregate 16,000,000 shares of the Company's Common Stock at $13.50 per share (collectively, the "Investment Agreement"). The Company received aggregate consideration of $200,000,000 for the shares of the Preferred Stock and $16,000,000 for the Warrants. The Series A Preferred Stock ranks senior to the Common Stock in respect to dividend and liquidation rights. Cash dividends of $4,500,000 were paid on the preferred stock on March 16, 1995. Preferred stock dividends of $4,950,000, representing 4,950 additional shares, were issued on June 26, 1995. Per the Investment Agreement, the exercise price of the Series A Warrants will be reduced $.08 per share for each million dollars of gross losses and allocated loss adjustment expenses in excess of $945 million with respect to the Northridge Earthquake. As the Company's estimate of the gross losses and loss adjustment expenses for the Northridge Earthquake rose to $990 million at June 30, 1995 (see Note 7), the exercise price of the Series A Warrants declined to $9.90 per share. The Common Stock Warrants are generally exercisable from February 1998 to February 2007.

          As part of the Investment Agreement, a 10% quota-share reinsurance agreement applicable to the Company's entire book of business was implemented on January 1, 1995.

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

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- -------------------

Historically, the Company has experienced positive cash flow from operating activities, excluding 1994 and 1995 due to the severe earthquake losses. In 1994, the Company paid for these earthquake losses with cash flow from operations, investment sales, loan proceeds and equity financing. For 1995, the Company expects to have a negative cash flow from operations due to remaining earthquake related losses and expenses and the payment of Proposition 103 rebates. Funds needed to pay these claims have come from operating cash flows, available cash on deposit and additional loan proceeds of $10 million and preferred stock proceeds of $20 million in March, 1995. As of June 30, 1995, the Company had total cash of $92,181,000 and total investments of $1,097,126,000. Of the Company's total investments, $231,321,000 at fair value was invested in tax-exempt state and municipal bonds and the balance was invested in taxable government, corporate and municipal securities.

Statutory regulations require the majority of the Company's investments to be made in high-grade securities to provide ample protection for policyholders. The Company primarily invests in long-term maturity investments such as bonds.

Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors the loss payments to provide projections of future cash requirements. The Company maintains appropriate cash and short-term investment positions based upon future cash flow needs. As the earthquake claims are paid, the Company expects to lengthen the duration of its investment portfolio depending on cash flow needs and general market conditions at that time.

In order to realize capital gains to increase statutory surplus, to provide cash for earthquake claim payments and to maximize taxable investment income in order to more quickly utilize the existing tax loss carryforwards, the Company has restructured its investment portfolio to increase the proportion of investment-grade taxable instruments. Accordingly, the entire portfolio is shown as available-for-sale. As of June 30, 1995, the portfolio contained 78% taxable instruments compared to 49% a year earlier. All of the Company's investments are of high-quality and very liquid.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

In prior years, the Company's most significant capital requirement resulted from its need to maintain an acceptable ratio of net premiums written to policy-holders' surplus. However, the losses from the 1994 Northridge Earthquake were so severe that the Company had obtained a $170 million bank loan for its subsidiaries and equity financing from American International Group, Inc. See Notes 5 and 8 of the Notes to Consolidated Financial Statements.

During the first quarter, the insurance subsidiaries acquired $30 million in new capital, consistent with the Proposition 103 rebate settlement and order from the California Department of Insurance (DOI). See Note 6 of the Notes to Consolidated Financial Statements. Of this amount, $20 million was funded through an additional preferred stock issuance to AIG, convertible to common stock at $11.33 per share, and $10 million was funded through additional bank debt from the existing credit line.

At June 30, 1995, the Company has approximately $225 million of preferred stock outstanding, bearing interest at 9% per year payable quarterly in cash or in kind. This results in a dividend of $20,245,500 million a year, or $5,061,375 per quarter beginning in September 1995. Cash dividends paid in the first quarter 1995, based on $200 million preferred stock outstanding, were $4,500,000, and in kind stock dividends issued in the second quarter 1995, based on $220 million preferred stock outstanding, were $4,950,000 or 4,950 shares.

Interest on  the $170 million  outstanding credit  facility varies  according to
market conditions.   For the first  six months of  1995, interest payments  were approximately $7,000,000.

Funds required by 20th Century Industries to pay dividends are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law. Because of statutory regulations which require dividends to be paid from earned surplus, no dividends may be paid by the subsidiaries in 1995 without prior approval. The order from the DOI in January, 1995 specifically provides that the insurance subsidiaries may pay dividends to service existing debt and preferred stock obligations, and to service the additional contributions. The Company has requested approval from the DOI for an extraordinary dividend to pay the required dividends and interest, and a response is still pending.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

As of June 30, 1995, in accordance with an order from the DOI regarding the settlement of rebate liabilities associated with Proposition 103, the Company has refunded all of the $46 million initial rebate amount, reducing the liability to $32 million. This remaining $32 million was then reduced to $0 partially offsetting the increase in estimated earthquake losses in accordance with the settlement agreement. See Note 6 of the Notes to Consolidated Financial Statements.

Total stockholders' equity increased $82.5 million between December 31, 1994 and June 30, 1995 from $317.9 million to $400.4 million, respectively. Book value per common share increased $1.12 from $2.29 to $3.41 for the same time period.

In 1994, the losses caused by the Northridge Earthquake resulted in a net operating loss of approximately $788.5 million and $759.5 million for regular tax and alternative minimum tax, respectively. Of these amounts, $238.0 million and $350.0 million for regular tax and alternative minimum tax, respectively, were carried back to the previous three years offsetting most of the taxable income for those years and resulting in a tax refund of $74.1 million. As of June 30, 1995, the Company has a net operating loss carryforward of approximately $591,000,000 and $446,000,000 for regular tax and alternative minimum tax, respectively, and an alternative tax credit carryforward of $8,084,000. For the next two to three years, the Company expects to have very small cash outlays for income taxes, specifically alternative minimum tax. Until the net operating losses are fully utilized, the Company expects that cash outlays for income taxes will be less than income tax expense recorded in accordance with generally accepted accounting principles. The net operating loss carryforwards will expire in the year 2009.

Results of Operations
- ---------------------

     Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994.

Although  direct   premiums  written   for  the   first  six   months  of   1995
($538.7 million) reflected little change from the first six months of 1994

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

($547.7 million), net premiums written for the six months ended June 30, 1995 of $461.0 million decreased $59,900,000 or 11.5% below the same period during 1994. This decrease reflects the start of the 10% quota-share reinsurance agreement with AIG plus the purchase of additional catastrophe reinsurance coverage in January 1995. For the first half of 1995, $53.6 million was ceded under the quota-share agreement, and $7.8 million was ceded for the additional catastrophe reinsurance. The decrease in net premiums written during the first six months of 1995 also reflected a decrease in total policies in force of 7.6% below the same period of 1994 partially offset by rate increases.

Premiums earned decreased $23,182,000 or 4.5% during the six months ended June 30, 1995 compared to the same period of 1994, again reflecting the quota-share agreement with AIG and the additional catastrophe reinsurance premiums.

The Company experienced an underwriting loss of $27.9 million for the first six months of 1995 compared to an underwriting loss of $582.4 million during the same period of 1994 reflecting the impact of the Northridge Earthquake.
Excluding the effect of the Northridge Earthquake, the Company had an underwriting profit of $18.6 million for the first six months of 1995 compared to an underwriting profit of $300,000 for the same period a year ago. As of June 30, 1995, the Company had received a total of 36,015 homeowner and condominium claims and 10,205 automobile claims as a result of the Northridge Earthquake. Total paid loss and allocated loss adjustment expense from the catastrophe have reached $893.5 million compared to $785.4 million as of December 31, 1994, and $96.8 million remains reserved for open claims that numbered 3,153 at June 30, 1995 compared to $154.3 million at year-end 1994.

The  Company's  automobile  insurance  line  declined  2.8% during the first six months of 1995 from approximately 1,132,600 policies in force at December 31, 1994 to approximately 1,101,400 such policies in force at June 30, 1995. Assigned Risk increased to 8,544 policies in force at June 30, 1995 from 7,285 policies in force at December 31, 1994.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Excluding the effect of the Northridge Earthquake on automobile comprehensive claims, the Company's automobile programs experienced an underwriting profit of $52.3 million during the first half of 1995 compared to an underwriting profit of $3.6 million during the same period of 1994. Assigned Risk policies produced an underwriting loss of $2.4 million for both the first six months of 1995 and the first six months of 1994. As of June 30, 1995, the Company has 8,544 Assigned Risk policies, up 17.8% when compared with the same period in 1994.

In addition to the 6% automobile rate increase authorized in October, 1994, a 3.6% increase was implemented June 15, 1995, and a 5.2% increase for involuntary assigned risk automobile policies became effective June 1, 1995.

The Company resumed an aggressive marketing program within California during the first six months of 1995 focusing on Northern California and San Diego. Compared to the fourth quarter of 1994, 20th Century automobile new business applications were up 28% in the second quarter of 1995 and 10% in the first quarter. The focus will be on Los Angeles and Orange Counties in the second half of 1995.

During the first six months of 1995, total policies in force for the Company's other programs, homeowners, condominiums, and personal excess liability, declined to approximately 197,800 from approximately 217,200 policies in force as of December 31, 1994. This decline is a result of the DOI's order for the Company to discontinue writing new homeowners, condominium owners and earthquake insurance in order to reduce the Company's earthquake exposure.

Underwriting results for these programs are influenced by the variability caused by weather-related claims in the homeowners program. Excluding the effect of the Northridge Earthquake, the underwriting loss for these programs was $33.6 million for the first half of 1995 compared to an underwriting loss of $3.3 million for the same period in 1994. The 1995 underwriting loss includes 5,823 first-party property claims directly resulting from a series of severe storms in the first quarter totaling $14.2 million in losses on a pre-tax basis. The weather returned to more mild conditions in the second quarter.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Results for the first half of 1995 also include approximately $7.8 million of catastrophe reinsurance premiums related to the additional reinsurance coverage purchased in January 1995 in order to provide reinsurance coverage for the declining earthquake exposure. The additional coverage began at $200 million effective January 23, 1995 and declined throughout its term to expiration on May 15, 1995. As scheduled, the homeowner earthquake endorsement non-renewal was completed in July 1995 in accordance with the order from the California Department of Insurance. Consequently, the extremely high-limit, high premium reinsurance required during the run-off period is no longer necessary. Effective July 1, 1995, the Company purchased a more typical catastrophe reinsurance program of $100 million at an annual cost of $13 million, or approximately $3.3 million in the third and fourth quarters, respectively.

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. The ratio of underwriting expenses to earned premium was 9.8% for the first six months of 1995 and 10.6% for the first six months of 1994, excluding the effect of the Northridge Earthquake.

Net investment income decreased 8.6% during the first six months of 1995 compared to the same period of 1994, resulting from a decrease in investments in order to provide cash for earthquake claim payments and Proposition 103 rebates. The average annual yield on the Company's invested assets was 6.7% for the first six months of 1995 and 6.8% for the first six months of 1994. The Company's investment portfolio was converted from primarily tax-exempt to primarily taxable bonds during the second and third quarters of 1994 and more taxable bonds were purchased in the first quarter of 1995. Realized gains on sales of investments decreased in the first six months of 1995 to $2.2 million from $53.3 mil-lion for the same period of 1994.

Net profit during the first six months of 1995 was $13.2 million compared to a net loss for the same period of 1994 of $335 million, reflecting the substantial decrease in earthquake losses and related expenses. The Northridge Earthquake contributed $409.8 million to first six months of 1994's loss and a $9.5 reduction in the first six months of 1995's income.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

The effect of inflation on net income during both these periods was not significant.

     Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994.

Net premiums written for the three months ended June 30, 1995 decreased $32.7 million or 12.3% below the same period of 1994, reflecting the 10% quota-share reinsurance agreement with AIG, the reduction in homeowners premiums, and the total policies in force decrease of 7.6% for the three months ended June 30, 1995 below the same period of 1994.

The Company's automobile insurance line declined 1.0% during the second quarter of 1995 from approximately 1,112,200 policies in force at March 31, 1995 to approximately 1,101,400 such policies in force at June 30, 1995. Assigned Risk increased to 8,544 policies in force at June 30, 1995 from 7,952 policies in force at March 31, 1995. Premiums earned decreased $22 million or 8.4% during the three months ended June 30, 1995 compared to the same period of 1994, again reflecting the quota-share reinsurance agreement with AIG.

The Company experienced an underwriting loss of $2.9 million for the second quarter of 1995 compared to an underwriting loss of $71.2 million during the same period of 1994. Assigned Risk policies produced an underwriting loss of $1.2 million for the second quarter of 1995 compared to a $1.3 million loss in the second quarter of 1994. As previously stated, the Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. The ratio of underwriting expenses to earned premium was 9.7% in the second quarter of 1995 and 10.3% in the second quarter of 1994.

Net investment income decreased 4.3% during the second quarter of 1995 compared to the same period of 1994, reflecting the 5.8% decline in average invested assets. The average annual yield on the Company's invested assets was 6.8% for the second quarter of 1995 and 6.7% for the second quarter of 1994.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Realized gains on sales of investments in the second quarter were $2 million compared to $49.8 million in the second quarter of 1994. The Company invests in high-quality securities, of which approximately 22% is in state and municipal bonds and 78% is in government and corporate bonds. The Company has no investments in real estate or non-investment grade bonds.

Net income during the second quarter of 1995 was $14.6 million compared to $4.9 million for the second quarter of 1994. The Northridge Earthquake contributed $9.5 million and $49.8 million in losses to the 1995 and 1994 quarters' profitability, respectively.

The effect of inflation on net income of the Company during both these periods was not significant.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

The Registrant filed two Form 8-K's during the three months ended June 30, 1995 as follows:



1.   June 2, 1995          The  Company  announced  that  William  L.   Mellick,
                           president and chief executive officer, and Gregory M.
                           Shepard,  president  of  Union  Automobile  Insurance
                           Company, were elected to its Board of Directors at the annual meeting of shareholders on May 25, 1995.



2.   June 26, 1995         The Company  announced that  Robert Tschudy  has been
                           named senior vice president and chief financial officer.

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                  ----------------------------------------
                                               (Registrant)







Date  August 09, 1995                             WILLIAM L. MELLICK
    -------------------                 ----------------------------------------

                                         President and Chief Executive Officer





Date  August 09, 1995                               MARGARET CHANG
    -------------------                 ----------------------------------------

                                         Treasurer and Assistant Secretary

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE



                                 Three Months Ended June 30,     Six Months Ended June 30,
                                 ---------------------------     -------------------------
                                     1995            1994           1995           1994
                                     ----            ----           ----           ----

                                        (Amounts in thousands, except per share data)

Primary:


Average shares outstanding            51,440          51,385         51,438         51,398

Net effect of dilutive stock
  warrants based on the
  modified treasury stock
  method using average
  market price                         5,701            -              -              -
                                  ----------       ---------     ----------      ---------

Totals                                57,141          51,385         51,438         51,398
                                  ==========       =========     ==========      =========


Net income (loss)                 $   14,611       $   4,880     $   13,193      $(335,113)
Dividends on preferred stock          (4,950)           -            (9,450)          -
Net interest expense reduction           436            -              -              -
                                  ----------       ---------     ----------      ---------
Net income (loss) applicable
  to common stock                 $   10,097       $   4,880     $    3,743      $(335,113)
                                  ==========       =========     ==========      =========

Per share amount                  $     0.18       $    0.09     $     0.07      $   (6.52)
                                  ==========       =========     ==========      =========


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE (continued)



                                 Three Months Ended June 30,     Six Months Ended June 30,
                                 ---------------------------     -------------------------
                                     1995            1994           1995           1994
                                     ----            ----           ----           ----

                                        (Amounts in thousands, except per share data)

Fully diluted:


Average shares outstanding            51,440          51,385         51,438         51,398

Net effect of dilutive stock
  warrants based on the
  modified treasury stock
  method using the higher
  of average market price
  or closing price                     5,701            -             5,701           -

Assuming conversion
  of convertible
  preferred stock                     19,442            -            18,625           -
                                  ----------       ---------     ----------      ---------

Totals                                76,583          51,385         75,764         51,398
                                  ==========       =========     ==========      =========


Net income (loss)                 $   14,611       $   4,880     $   13,193      $(335,113)
Net interest expense reduction           363            -               806           -
                                  ----------       ---------     ----------      ---------
Net income (loss) applicable
  to common stock                 $   14,974       $   4,880     $   13,999      $(335,113)
                                  ==========       =========     ==========      =========

Per share amount                  $     0.20       $    0.09     $     0.18      $   (6.52)
                                  ==========       =========     ==========      =========
