Form 10-Q
period 1995-09-30
20TH CENTURY INDUSTRIES
filed 1995-11-15
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995               Commission File Number 0-6964
                                                                          ------

                             20TH CENTURY INDUSTRIES
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            CALIFORNIA                                  95-1935264
--------------------------------              ----------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                          number)



    Suite 700, 6301 Owensmouth Avenue, Woodland Hills, California     91367
--------------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code          (818) 704-3700
                                                   -----------------------------


                                        None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

           Class                                Outstanding at October 13, 1995
Common Stock, Without Par Value                        51,493,406 shares


                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     A S S E T S


                                                   September 30,       December 31,
                                                      1995                 1994
                                                      ----                 ----
                                                   (unaudited)
                                                       (Amounts in thousands)
Investments:


     Fixed maturities - available-for-
       sale, at fair value, (amortized
       cost, 1995 $1,083,763; 1994
       $1,002,831) - Note 3                        $1,107,048          $  941,406

     Equity securities, at fair value
       (cost, 1995 $539; 1994 $539)                     1,267                 768
                                                   ----------          ----------
       Total investments                            1,108,315             942,174
Cash and cash equivalents                              41,437             249,834
Accrued investment income                              21,920              19,631
Premiums receivable                                    93,411              90,236
Income taxes receivable                                  -                 74,064
Deferred income taxes - Note 4                        227,846             276,570
Deferred policy acquisition costs                      10,756              14,776
Furniture, equipment and leasehold
     improvements; at cost less accumulated
     depreciation, 1995 $46,455; 1994
     $42,171                                           10,179              13,307
Other assets                                           88,864              22,218
                                                   ----------          ----------

                                                   $1,602,728          $1,702,810
                                                   ==========          ==========



The accompanying notes are an integral part of this statement.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30,       December 31,
                                                       1995                 1994
                                                       ----                 ----
                                                    (unaudited)
                                            (Amounts in thousands, except share data)


Unpaid losses and loss
  adjustment expenses                              $  611,811          $  756,243

Unearned premiums                                     296,249             298,519

Bank credit facility payable - Note 5                 170,000             160,000

Claims checks payable                                  53,466              70,725

Proposition 103 payable - Note 6                         -                 78,307

Other liabilities                                      43,701              21,072
                                                   ----------          ----------

     Total liabilities                              1,175,227           1,384,866
                                                   ----------          ----------

Stockholders' equity - Note 8

     Capital stock

          Preferred stock, par value $1.00 per
            share; authorized 500,000 shares,
            none issued

          Series A convertible preferred
            stock, stated value $1,000 per
            share, authorized 376,126 shares,
            outstanding 224,950 in 1995 and
            200,000 in 1994                           224,950             200,000

          Common stock without par value;
            authorized 110,000,000 shares,
            outstanding 51,495,636 in 1995
            and 51,472,471 in 1994                     69,747              69,340

          Common stock warrants                        16,000              16,000

     Unrealized investment gains (losses), net         15,609             (39,777)

     Retained earnings                                101,195              72,381
                                                   ----------          ----------

       Total stockholders' equity                     427,501             317,944
                                                   ----------          ----------

                                                   $1,602,728          $1,702,810
                                                   ==========          ==========


The accompanying notes are an integral part of this statement.



                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                              Three Months Ended September 30,  Nine Months Ended September 30,
                              --------------------------------  -------------------------------
                                    1995            1994             1995           1994
                                    ----            ----             ----           ----
                                        (Amounts in thousands, except per share data)


REVENUES:
  Net premiums earned             $  237,588      $  252,805     $  726,410     $  777,809
  Net investment income               20,305          19,853         62,118         65,621
  Realized investment gains            3,200           8,216          5,404         61,550
                                  ----------      ----------     ----------     ----------
                                     261,093         280,874        793,932        904,980
                                  ----------      ----------     ----------     ----------
LOSSES AND EXPENSES:
  Net losses and loss
    adjustment expenses              192,705         232,165        639,233        705,871
  Net earthquake losses
    and related
    expenses - Notes 6 and 7            -            129,764         14,576        757,564
  Policy acquisition costs             7,615          10,880         28,612         34,701
  Other operating expenses            12,480          12,570         38,194         39,218
  Proposition 103 expense               -             69,844           -            71,581
  Interest expense                     3,429           3,775         11,130          3,825
                                  ----------      ----------     ----------     ----------
                                     216,229         458,998        731,745      1,612,760
                                  ----------      ----------     ----------     ----------
  Income (loss) before
    federal income taxes              44,864        (178,124)        62,187       (707,780)

  Federal income taxes (benefit)      14,732         (63,870)        18,862       (258,413)
                                  ----------      ----------     ----------     ----------

    NET INCOME (LOSS)             $   30,132      $ (114,254)    $   43,325     $ (449,367)
                                  ==========      ==========     ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE - NOTE 2
-----------------------------------------

PRIMARY                           $     0.44      $    (2.22)    $     0.52     $    (8.74)
                                  ==========      ==========     ==========     ==========

FULLY DILUTED                     $     0.39      $      -       $   N/A        $      -
                                  ==========      ==========     ==========     ==========


The accompanying notes are an integral part of this statement.



                               20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 Nine Months Ended September 30, 1995
                                             (unaudited)


                               Convertible
                          Preferred Stock   Common Stock             Unrealized
                            $1 Par Value       Without     Common    Investment
                              Per Share       Par Value     Stock       Gains     Retained
                                Amount         Amount      Warrants    (Losses)   Earnings
                              ---------      ----------   ----------  ---------  ----------
                                               (Amounts in thousands)



Balance at January 1, 1995       $200,000       $ 69,340     $ 16,000   $(39,777)   $  72,381
  Net profit for the nine
    months                                                                             43,325
  Effects of common stock issued
    under restricted shares plan                     407

  Issuance of Series A Pre-
    ferred Stock - Note 8          24,950                                              (4,950)
  Net change in unrealized
    gains (losses) on
    investments, net of
    taxes of $29,823                                                      55,386
  Cash dividends paid on
    preferred stock                                                                    (9,561)
                                 --------       --------     --------   --------    ---------
Balance at September 30, 1995    $224,950       $ 69,747     $ 16,000   $ 15,609    $ 101,195
                                 ========       ========     ========   ========    =========



The accompanying notes are an integral part of this statement.




                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended September 30,
                                                  ---------------------------------
                                                      1995                1994
                                                      ----                ----
                                                            (unaudited)
                                                       (Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                  $   43,325          $ (449,367)

Adjustments to reconcile net
  income (loss) to net cash
  used by operating activities:

  Provision for depreciation
     and amortization                                   5,073               5,743

  Provision for deferred income taxes                  18,816            (184,848)

  Realized gains on sale of investments,
     fixed assets, etc.                                (5,346)            (61,467)

  Effects of common stock issued
    under restricted shares plan                          407                 385

  Increase in premiums receivable                      (3,175)             (1,279)

  (Increase) decrease in accrued
    investment income                                  (2,289)              8,180

  Decrease in deferred policy
    acquisition costs                                   4,020                 696

  Increase (decrease) in unpaid losses
    and loss adjustment expenses                     (144,432)            130,797

  Increase (decrease) in unearned premiums             (2,270)              1,750

  Increase (decrease) in claims checks payable        (17,259)             35,294

  Increase (decrease) in Proposition 103 payable      (78,307)             71,580

  Change in other assets, other liabilities
    and accrued income taxes                           30,132             (80,041)
                                                   ----------          ----------
    NET CASH USED BY
      OPERATING ACTIVITIES                         $ (151,305)         $ (522,577)


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (continued)

                                                  Nine Months Ended September 30,
                                                 ---------------------------------
                                                    1995                1994
                                                    ----                ----
                                                           (unaudited)
                                                        (Amounts in thousands)

INVESTING ACTIVITIES:

  Investments purchased                            $ (466,249)         $ (858,257)

  Investments called or matured                        10,540              20,595

  Investments sold                                    379,879           1,310,026

  Net purchases of furniture, equipment
    and leasehold improvements                         (1,701)             (3,065)
                                                   ----------          ----------

      NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                          (77,531)            469,299

FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock            20,000                -

  Proceeds from bank credit facility                   10,000             153,327

  Cash dividends paid                                  (9,561)            (16,471)
                                                   ----------          ----------

    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                             20,439             136,856
                                                   ----------          ----------

  Net increase (decrease) in cash                    (208,397)             83,578

  Cash, beginning of year                             249,834              17,894
                                                   ----------          ----------

  Cash, end of quarter                             $   41,437          $  101,472
                                                   ==========          ==========

The accompanying notes are an integral part of this statement.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries and Subsidiaries annual report on Form 10-K for the year ended December 31, 1994.

     2.   Earnings (Loss) Per Common Share

          Primary  earnings  (loss)  per  common  share  were computed using the weighted average number of common shares plus the net effect of dilutive common equivalent shares (warrants and stock options) outstanding during the period. Common equivalent shares outstanding are computed using the modified treasury stock method. Prior to December 16, 1994, the Company had a simple capital structure in which there were no securities in existence allowing common stock to be acquired as a result of exercising the conversion rights of such securities. On December 16, 1994, the Company issued convertible preferred stock and warrants to purchase common stock. The weighted average number of shares for the primary earnings per share calculation was 57,305,434 and 57,194,373 for the three and nine months ended September 30, 1995 and 51,384,548 and 51,393,529 for the three and nine months ended September 30, 1994, respectively. The weighted average number of fully diluted shares was 77,159,803 for the three months ended September 30, 1995 assuming conversion of the convertible preferred stock. Fully

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     2.   Earnings (Loss) Per Common Share (continued)

          diluted earnings per share for the nine months ended September, 1995 are not presented as the results are anti-dilutive.

     3.   Investments

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which was adopted in January, 1994, the Company classifies all of its bond portfolio as available-for-sale.

          The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of September 30, 1995 are as follows:

                                                  Gross      Gross
                                  Amortized    Unrealized  Unrealized     Fair
                                    Cost          Gains      Losses       Value
                                  ---------    ----------  ----------     -----
                                              (Amounts in thousands)
Available-For-Sale
------------------
U.S Treasury securities and
  obligations of U.S. government
  corporations and agencies       $  145,718    $ 2,671    $    46    $  148,343
Obligations of states and
  political subdivisions             214,679      1,813      6,519       209,973
Public utilities                     144,103      5,853         95       149,861
Corporate securities                 579,263     20,246        638       598,871
                                  ----------    -------    -------    ----------
  Total                           $1,083,763    $30,583    $ 7,298    $1,107,048
                                  ==========    =======    =======    ==========


     4.   Income Taxes

          Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of September 30, 1995, the Company has a net operating loss carryforward of approximately $549,000,000 and $402,000,000 for regular tax and

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     4.   Income Taxes  (continued)

          alternative minimum tax, respectively, and an alternative tax credit carryforward of $8,130,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

          Federal income tax expense consists of:

                                         Nine Months Ended September 30,
                                         --------------------------------
                                                 1995         1994
                                                 ----         ----
                                             (Amounts in thousands)
          Current tax expense (benefit)       $      46   $ (73,565)
          Deferred tax expense (benefit)         18,816    (184,848)
                                              ---------   ---------
                                              $  18,862   $(258,413)
                                              =========   =========

     5.   Debt

          Effective June 30, 1994, the Company secured a five and one-half  year
          reducing-revolver  bank  credit  facility  (the  Facility),  with   an
          aggregate commitment of $175 million.

          As of December 31, 1994, the Company's outstanding advances against the Facility totalled $160 million. Loan fees of $7.2 million are being amortized over the five-and-one-half year life of the Facility. Interest is charged at a variable rate based, at the option of the Company, on either (1) the higher of (a) the prime rate or (b) the sum of the Federal Funds Effective Rate plus 0.5%, plus a margin of 2.0%, or (2) the Eurodollar rate plus a margin of 1.00%. Margins will be reduced in relation to certain financial and operational levels of the Company. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the loan agreement.

          In March 1995, as part of the Proposition 103 settlement (see  Note 6)
          with  the  California  Department   of  Insurance,  the  Company   was

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     5.   Debt (continued)

          instructed to contribute an additional $30 million to the insurance subsidiaries' surplus by March 31, 1995. In order to fund the additional capital contribution, the Company received an additional $10 million from the existing bank credit facility and $20 million from an additional preferred stock issuance to AIG (see Note 8). These funds were then contributed to the insurance subsidiaries' surplus.

          At  September 30,  1995,  the  interest  rate  for  the  facility  was
          approximately  7%.    Interest   paid  for  the  nine   months  ending
          September 30, 1995 was approximately $10,100,000.

     6.   Proposition 103

          On January 27, 1995, the Company announced a settlement of rebate liabilities associated with Proposition 103, which was passed by California voters on November 8, 1988. The settlement applied to both insurance subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, and applied to those customers insured between November 8, 1988 and November 7, 1989. The settlement reduced the Company's previously-recorded obligation of $122 to $78 million. The settlement required the Company to immediately process rebates to customers of $46 million. The remaining $32 million was set aside for additional customer refunds, but subject to reduction dependent on the ultimate level of claim costs associated with the 1994 Northridge Earthquake.

          During the second quarter of 1995, the Company completed payment of the $46 million initial rebate amount, reducing the liability to $32 million. This remaining $32 million was reduced to $0 as a result of the increase in estimated earthquake losses associated with the 1994 Northridge Earthquake (see Note 7). In addition, the settlement

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     6.   Proposition 103 (continued)

          required the Company to withdraw its request for a hearing with the United States Supreme Court to appeal the California Supreme Court decision in the Proposition 103 test case "20th Century vs. Garamendi" and abide by the terms of the settlement. A consumer group has challenged the Commissioner's authority to enter into the settlement as structured. The challenge is currently pending in the California Superior Court.

          Another condition of the settlement required the Company to obtain new capital of $50 million and contribute the funds to the surplus of the insurance subsidiaries, consisting of $30 million by March 31, 1995 and $20 million by December 31, 1995.

     7.   Northridge Earthquake

          The Northridge, California Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company. The earthquake occurred in an area in which the Company's homeowners and earthquake coverages were concentrated. Since the event occurred, the Company and other members of the property and casualty insurance industry have revised their estimates of claim costs and related expenses several times. Because of the unusual nature of the ground motion during the earthquake, the earthquake produced significant damage to structures beyond normal expectations. Delayed discovery of the severity of damages has caused claims to be reevaluated as the additional damage becomes known and has made the estimation process extremely difficult. The Company's estimate of gross losses and allocated loss adjustment expenses for this catastrophe as of September 30 is $990 million, of which $50 million was recorded in the second quarter of 1995. In accordance with the terms of the settlement with the California Department of Insurance, the Company offset the increase in earthquake losses with approximately $32 million in funds previously set aside for potential Proposition 103 rebates (see Note 6).

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     8.   Capital Transaction

          On December 16, 1994, the Company received $216 million of equity capital from American International Group, Inc. ("AIG") and in exchange, issued (i) 200,000 shares of Series A 9% Convertible Preferred Stock, par value $1.00 per share, at a price and liquidation value of $1,000 per share and convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants to purchase an aggregate 16,000,000 shares of the Company's Common Stock at $13.50 per share (collectively, the "Investment Agreement"). The Series A Preferred Stock ranks senior to the Common Stock in respect to dividend and liquidation rights. Cash dividends of $4,500,000 and $5,061,375 were paid on the preferred stock on March 16, 1995 and September 15, 1995, respectively. Preferred stock dividends of $4,950,000, representing 4,950 additional shares, were issued on June 26, 1995. Per the Investment Agreement, the exercise price of the Series A Warrants are reduced $.08 per share for each million dollars of gross losses and allocated loss adjustment expenses in excess of $945 million with respect to the Northridge Earthquake. As the Company's estimate of the gross losses and loss adjustment expenses for the Northridge Earthquake rose to $990 million at June 30, 1995 (see Note 7), the exercise price of the Series A
          Warrants declined to $9.90 per share. The Common Stock Warrants are generally exercisable from February 1998 to February 2007.

          As part of the Investment Agreement, a 10% quota-share reinsurance agreement with AIG applicable to the Company's entire book of business was implemented on January 1, 1995. In addition to AIG's capital investment and quota-share agreement, the Company and AIG are negotiating a strategic business alliance agreement for joint ventures for the sale of automobile insurance outside California. The Companies have agreed on Arizona as the initial western state, and the venture expects to begin selling policies in early 1996.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     8.   Capital Transaction (continued)

          The Company issued 20,000 additional shares of preferred stock to AIG in exchange for $20 million to partially fund the capital contribution required by the Proposition 103 settlement (see Note 6).

     9.   Stock Option Plan

          On May 25, 1995, the shareholders of the Company approved the 1995 Stock Option Plan (the "Plan"), which provides for the grant of stock options to key employees and nonemployee directors of the Company.

          The aggregate number of common shares issued and issuable under the Plan shall not exceed 1,000,000. At September 30, 1995, options to purchase 180,000 common shares have been granted with an average exercise price of $12.56 per share.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
-------------------

Historically, the Company has experienced positive cash flow from operating activities, excluding 1994 and 1995 due to the severe losses arising out of the January 17, 1994 Northridge Earthquake. In 1994, the Company paid for these earthquake losses with cash flow from operations, investment sales, loan pro-ceeds and equity financing. For 1995, the Company expects to have a negative cash flow from operations due to remaining earthquake related losses and expenses and the payment of Proposition 103 rebates. Funds needed to pay these claims have come from normal operating cash flows, available cash on deposit and additional loan proceeds of $10 million and preferred stock proceeds of $20 million in March, 1995. As of September 30, 1995, the Company had total cash of $41,437,000 and total investments at fair value of $1,108,315,000. Of the Company's total investments, $183,228,000 at fair value was invested in tax-exempt state and municipal bonds and the balance was invested in taxable govern-ment, corporate and municipal securities.

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

In 1994, the Company restructured its investment portfolio to increase the pro-portion of investment-grade taxable instruments to realize capital gains to increase statutory surplus, to provide cash for earthquake claim payments and to maximize taxable investment income in order to more quickly utilize the existing tax loss carryforwards. Accordingly, the entire portfolio is shown as available-for-sale. As of September 30, 1995, the portfolio contained 82% tax-able instruments compared to 75% a year earlier. Statutory regulations require the majority of the Company's investments to be made in high-grade securities to

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
provide ample protection  for policyholders.   The Company primarily  invests in
long-term  maturity  investments  such  as  bonds.   All investments are readily
marketable.

In prior years, the Company's most significant capital requirement resulted from its need to maintain an acceptable ratio of net premiums written to policy-holders' surplus. However, the losses from the 1994 Northridge Earthquake were so severe that the Company obtained a $175 million bank credit facility and an equity financing from American International Group, Inc. See Notes 5 and 8 of the Notes to Consolidated Financial Statements.

During the first quarter, the insurance subsidiaries acquired $30 million in new capital, consistent with the Proposition 103 rebate settlement with the Califor-nia Department of Insurance (DOI). See Note 6 of the Notes to Consolidated Financial Statements. Of this amount, $20 million was funded through an addi-tional preferred stock issuance to AIG, convertible into common stock at $11.33 per share, and $10 million was funded through additional bank debt from the existing credit line.

At September 30, 1995, the Company has $225 million of preferred stock outstand-ing, bearing dividends at 9% per year payable quarterly in cash or in kind. Cash dividends paid in the first quarter 1995, based on $200 million preferred stock outstanding, were $4,500,000, and in kind stock dividends were issued in the second quarter of $4,950,000 or 4,950 shares, based on $220 million preferred stock outstanding. Cash dividends of $5,061,375 were paid in the third quarter, based on $225 million preferred stock outstanding.

Interest on the $170 million outstanding bank credit facility varies according to market conditions. For the first nine months of 1995, interest payments were approximately $10,100,000 and as of September 30, 1995, the current interest rate is approximately 7%.

Funds required by 20th Century Industries  to pay dividends are provided by  the
insurance  subsidiaries.    The  ability  of  the  insurance subsidiaries to pay
dividends to the holding company is regulated by state law.  Because of

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
statutory regulations which require dividends to be paid from earned surplus, no dividends may be paid by the subsidiaries in 1995 without prior approval. The Company has requested approval from the DOI for an extraordinary dividend to pay the required dividends and interest, and a response is still pending.

As of June 30, 1995, in accordance with the Proposition 103 settlement, the Com-pany paid all of the $46 million initial rebate amount, reducing the liability to $32 million. The remaining $32 million was then reduced to $0 in accordance with the settlement partially offsetting the increase in estimated earthquake losses. See Note 6 of the Notes to Consolidated Financial Statements.

Total stockholders' equity increased $109.6 million between December 31, 1994 and September 30, 1995 from $317.9 million to $427.5 million, respectively. Book value per common share increased $1.64 from $2.29 to $3.93 for the same time period.

In 1994, the losses caused by the Northridge Earthquake resulted in a net opera-ting loss of $788.5 million and $759.5 million for regular tax and alternative minimum tax, respectively. Of these amounts, $238.0 million and $350.0 million for regular tax and alternative minimum tax, respectively, were carried back to the previous three years offsetting most of the taxable income for those years and resulting in a tax refund of $74.1 million. As of September 30, 1995, the Company has a net operating loss carryforward of approximately $549,000,000 and $402,000,000 for regular tax and alternative minimum tax, respectively, and an alternative tax credit carryforward of $8,130,000. For the next two to three years, the Company expects to have very small cash outlays for income taxes, specifically alternative minimum tax. Until the net operating losses are fully utilized, the Company expects that cash outlays for income taxes will be less than income tax expense recorded in accordance with generally accepted account-ing principles. The net operating loss carryforwards will expire in the year 2009.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Results of Operations
---------------------

Nine   Months   Ended   September  30,  1995  Compared  to  Nine  Months   Ended
--------------------------------------------------------------------------------
September 30, 1994
------------------

Although direct premiums written for the first nine months of 1995 ($804 million) reflected little change from the first nine months of 1994 ($811.7 million), net premiums written for the nine months ended September 30, 1995 of $696 million decreased $83.6 million or 10.7% below the same period dur-ing 1994. This decrease reflects the start of the 10% quota-share reinsurance agreement with AIG plus a decline in direct premiums written. For the nine months of 1995, $79.9 million was ceded under the quota-share agreement. The decrease in direct premiums written during the first nine months of 1995 reflected a decrease in total policies in force of 8.3% below the same period of 1994 substantially offset by rate increases.

Premiums earned decreased $51.4 million or 6.6% during the nine months ended September 30, 1995 compared to the same period of 1994, again reflecting the quota-share agreement with AIG and the decline in direct premiums written.

The Company experienced an underwriting profit of $5.8 million for the first nine months of 1995 compared to an underwriting loss of $759.6 million during the same period of 1994 reflecting primarily the impact of the Northridge Earthquake. As of September 30, 1995, the Company had received a total of 36,079 homeowner and condominium claims and 10,211 automobile claims as a result of the Northridge Earthquake. Total paid loss and allocated loss adjustment expense from the catastrophe have reached $930.2 million compared to $785.4 mil-lion as of December 31, 1994, and $59.8 million remains reserved for 2,494 open claims at September 30, 1995. Excluding the effects of the Northridge Earthquake and Proposition 103, the Company had an underwriting profit of $20.4 million for the first nine months of 1995 compared to an underwriting loss of $2.0 million for the same period a year ago. This improvement is primarily attributable to a 6% rate increase in October 1995 offset by severe storms in January 1995.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

The Company's voluntary automobile insurance policies in force declined 4.7% during the first nine months of 1995 from 1,125,300 policies in force at Decem-ber 31, 1994 to 1,072,500 policies in force at September 30, 1995. Assigned Risk increased to 8,497 policies in force at September 30, 1995 from 7,285 policies in force at December 31, 1994.

Excluding the effect of the Northridge Earthquake on automobile comprehensive claims and the Proposition 103 settlement, the Company's voluntary automobile programs experienced an underwriting profit of $52.5 million during the first nine months of 1995 compared to an underwriting profit of $17.7 million during the same period of 1994. Assigned Risk policies produced an underwriting loss of $2.9 million in the first nine months of 1995 compared to a $3.3 million underwriting loss for the first nine months of 1994.

In addition to the 6% automobile rate increase authorized in October 1994, a 3.6% increase was implemented June 15, 1995, and a 5.2% increase for involuntary assigned risk automobile policies became effective June 1, 1995.

The Company began an aggressive marketing program within California during the first nine months of 1995 focusing on Northern California and San Diego for the first half of the year and on Los Angeles and Orange Counties in the second half of 1995 which has resulted in the resumption of new business activity.

During the first nine months of 1995, total policies in force for the Company's other programs, homeowners, condominiums, and personal excess liability, declined to 190,700 from 217,200 policies in force as of December 31, 1994. This decline is a result of the DOI's order for the Company to discontinue writ-ing new homeowners, condominium owners and earthquake insurance in order to reduce the Company's earthquake exposure.

Underwriting results for these programs are influenced by the variability caused by weather-related claims in the homeowners program. Excluding the effects of the Northridge Earthquake and Proposition 103, the underwriting loss for these

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES programs was $29.2 million for the first nine months of 1995 compared to an underwriting loss of $16.3 million for the same period in 1994. The 1995 underwriting loss includes 3,946 first-party property claims directly resulting from a series of severe storms in the first quarter totaling $10.2 million in losses on a pre-tax basis. The weather returned to more mild conditions in the second and third quarters.

Results for the first nine months of 1995 also include $7.8 million in premiums for catastrophe reinsurance purchased in January 1995 in order to provide addi-tional coverage for the declining homeowners earthquake exposure. The addi-tional coverage began at $200 million effective January 23, 1995 and declined throughout its term to expiration on May 15, 1995. As scheduled, the homeowner earthquake endorsement non-renewal was completed in July 1995 in accordance with an order from the California Department of Insurance. Consequently, the extremely high-limit, high premium reinsurance required during the run-off period is no longer necessary. Effective July 1, 1995, the Company purchased a more typical catastrophe reinsurance program of $100 million at a cost of approximately $3.3 million per quarter.

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. The ratio of net underwriting expenses to net earned premium was 9.2% for the first nine months of 1995 and 9.5% for the first nine months of 1994.

Net investment income decreased 5.3% during the first nine months of 1995 com-pared to the same period of 1994, resulting from a decrease in investments in order to provide cash for earthquake claim payments and Proposition 103 rebates. The average annual yield on the Company's invested assets was 6.8% for the first nine months of 1995 and 6.9% for the first nine months of 1994. The Company's investment portfolio was converted from primarily tax-exempt to primarily tax-able bonds during the second and third quarters of 1994 and more taxable bonds were purchased in the first quarter of 1995. Realized gains on sales of invest-ments decreased in the first nine months of 1995 to $5.4 million from $61.6 mil-lion for the same period of 1994.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Net income during the first nine months of 1995 was $43.3 million compared to a net loss of $449.4 million for the same period of 1994, reflecting the substan-tial decrease in earthquake losses and related expenses. The Northridge Earthquake contributed $492.4 million and $9.5 million of after-tax losses to the first nine months of 1994 and the first nine months of 1995 results, respec-tively. The Proposition 103 rollback contributed $45.9 million of after-tax loss to the first nine months of 1994.

The effect of inflation on net income during both these periods was not sig-nificant.

Three Months  Ended September 30,  1995 Compared  to Three  Months Ended Septem-
--------------------------------------------------------------------------------
ber 30, 1994
------------

Net premiums written for the three months ended September 30, 1995 decreased $10.6 million or 4.3% below the same period of 1994, reflecting the 10% quota-share reinsurance agreement with AIG, the reduction in homeowners premiums par-tially offset by a 6% rate increase effective in October 1994.

The Company's voluntary automobile insurance policies in force declined 1.9% during the third quarter of 1995 from 1,092,800 at June 30, 1995 to 1,072,500 at September 30, 1995. Assigned Risk policies in force decreased to 8,497 at Sep-tember 30, 1995 from 8,544 at June 30, 1995. Premiums earned decreased $15.2 million or 6.0% during the three months ended September 30, 1995 compared to the same period of 1994, again reflecting the quota-share reinsurance agree-ment with AIG offset partially by rate increases.

The Company experienced an underwriting profit of $21.3 million for the third quarter of 1995 compared to an underwriting loss of $206.2 million during the same period of 1994, reflecting primarily the impact of the Northridge Earthquake. Excluding the effects of the Northridge Earthquake and Proposition 103, the Company experienced an underwriting profit of $21.3 million for the third quarter of 1995 compared to an underwriting profit of $1.1 million during the same period of 1994. Assigned Risk policies produced an underwriting loss of $543,000 for the third quarter of 1995 compared to a $930,000 loss in

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES the third quarter of 1994. As previously stated, the Company's policy acquisi-tion and general operating expense ratio continues to be one of the lowest in the industry. The ratio of underwriting expenses to earned premium was 8.5% in the third quarter of 1995 and 9.8% in the third quarter of 1994.

Although there was a minimal change in average invested assets, net investment income increased 2.3% during the third quarter of 1995 compared to the same period of 1994. This is indicative of a change in the investment portfolio reflecting a decrease in cash balances and an increase in bond investments this quarter compared to 1994. The average annual yield on the Company's invested assets was 7.1% for the third quarter of 1995 and 6.9% for the third quarter of 1994.

Realized gains on sales of investments in the third quarter of 1995 were $3.2 million compared to $8.2 million in the third quarter of 1994. The Company invests in high-quality securities, of which approximately 18% is in state and municipal bonds and 82% is in government and corporate bonds. The Company has no investments in real estate or non-investment grade bonds.

Net income during the third quarter of 1995 was $30.1 million compared to a net loss of $114.3 million for the third quarter of 1994, reflecting the substantial decreases in earthquake losses and related expenses. The Proposition 103 settlement accounted for $44.7 million of after-tax loss for the third quarter of 1994.

The effect of inflation on net income of the Company during both these periods was not significant.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended September 30, 1995.

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                  ----------------------------------------
                                               (Registrant)







Date  November 09, 1995                           WILLIAM L. MELLICK
    ---------------------                ---------------------------------------
                                         President and Chief Executive Officer





Date  November 09, 1995                            ROBERT B. TSCHUDY
    ---------------------               ----------------------------------------
                                               Senior Vice President and
                                                Chief Financial Officer



                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE



                              Three Months Ended September 30,  Nine Months Ended September 30,
                              --------------------------------  -------------------------------
                                     1995             1994           1995            1994
                                     ----             ----           ----            ----

                                        (Amounts in thousands, except per share data)

Primary:

Average shares outstanding            51,455          51,385         51,444         51,394

Net effect of dilutive stock
  warrants and options based
  on the modified treasury
  stock method using average
  market price                         5,850            -             5,750           -
                                  ----------       ---------     ----------      ---------

Totals                                57,305          51,385         57,194         51,394
                                  ==========       =========     ==========      =========


Net income (loss)                 $   30,132       $(114,254)    $   43,325      $(449,367)
Dividends on preferred stock          (5,061)           -           (14,511)          -
Net interest expense reduction           169            -             1,112           -
                                  ----------       ---------     ----------      ---------
Net income (loss) applicable
  to common stock                 $   25,240       $(114,254)    $   29,926      $(449,367)
                                  ==========       =========     ==========      =========

Per share amount                  $     0.44       $   (2.22)    $     0.52      $   (8.74)
                                  ==========       =========     ==========      =========


                               20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE (continued)



                              Three Months Ended September 30,  Nine Months Ended September 30,
                              --------------------------------  -------------------------------
                                    1995             1994             1995           1994
                                    ----             ----             ----           ----

                                        (Amounts in thousands, except per share data)

Fully diluted:

Average shares outstanding            51,455          51,385         51,444         51,394

Net effect of dilutive stock
  warrants and options based
  on the modified treasury stock
  method using the higher of
  average market price or
  closing price                        5,850            -             5,750           -

Assuming conversion
  of convertible
  preferred stock                     19,855            -            19,035           -
                                  ----------       ---------     ----------      ---------

Totals                                77,160          51,385         76,229         51,394
                                  ==========       =========     ==========      =========


Net income (loss)                 $   30,132       $(114,254)    $   43,325      $(449,367)
Net interest expense reduction            27            -                89           -
                                  ----------       ---------     ----------      ---------
Net income (loss) applicable
  to common stock                 $   30,159       $(114,254)    $   43,414      $(449,367)
                                  ==========       =========     ==========      =========

Per share amount                  $     0.39       $   (2.22)    $     0.57      $   (8.74)
                                  ==========       =========     ==========      =========
