Form 10-K
period 1995-12-31
20TH CENTURY INDUSTRIES
filed 1996-03-29
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                    -----------------------

                                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT 1934


For the fiscal year ended December 31, 1995        Commission File Number 0-6964

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X    NO
                                 -----     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on March 12, 1996 as reported by the New York Stock Exchange, was approximately $579,684,000.

On March 12, 1996, the registrant had outstanding 51,512,006 shares of common stock, without par value, which is the Company's only class of common stock.

                     DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on May 21, 1996, are incorporated herein by reference into Part III hereof.
                                                               Total Pages:  288
                                                                             ---

                           20TH CENTURY INDUSTRIES

                         1995 FORM 10-K ANNUAL REPORT

                              Table of Contents

                                                                    Page
                                    PART I
                                    ------


      Item 1.        Business....................................      3

      Item 2.        Properties..................................     24

      Item 3.        Legal Proceedings...........................     24

      Item 4.        Submission of Matters to a Vote of Security
                           Holders...............................     25


                                   PART II
                                   -------

      Item 5.        Market for Registrant's Common Stock and
                           Related Stockholder Matters...........     26

      Item 6.        Selected Financial Data.....................     28

      Item 7.        Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations............................     30

      Item 8.        Financial Statements and Supplementary
                           Data..................................     40

      Item 9.        Changes in and Disagreements with Accountants
                           on Accounting and Financial
                           Disclosure............................     68

                                   PART III
                                   --------

      Item 10.       Directors and Executive Officers of the
                           Registrant............................     68

      Item 11.       Executive Compensation......................     68

      Item 12.       Security Ownership of Certain Beneficial
                           Owners and Management.................     68

      Item 13.       Certain Relationships and Related
                           Transactions..........................     68

                                   PART IV
                                   -------

      Item 14.       Exhibits, Financial Statement Schedule and
                           Reports on Form 8-K...................     69

                     Signatures..................................     78
                                    PART I
                                    ------

ITEM 1.  BUSINESS

GENERAL

      20th Century Industries is an insurance holding company incorporated in California. Executive offices are located at Suite 700, 6301 Owensmouth Avenue, Woodland Hills, California 91367. The telephone number of the Corporate Office is (818) 704-3700. The term "Company", unless the context requires otherwise, refers to 20th Century Industries and its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, both of which are property and casualty insurance companies licensed in California.

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

      The Company had been issuing homeowners policies through 20th Century Insurance Company since 1982 and condominium policies through 21st Century Casualty Company since 1989; however, an earthquake occurred in the San Fernando Valley area of California on January 17, 1994 resulting in unprecedented losses to the Company. In order to reduce the Company's earthquake exposure, it ceased writing new homeowners and condominium insurance and ceased renewing earthquake coverage endorsements in accordance with an order by the California Department of Insurance in June 1994. The Company continues to renew existing homeowner and condominium policies, excluding earthquake coverage. The last earthquake coverages were terminated in July 1995, and the last homeowners and condominium coverages will be term-inated in July 1997.

      In 1988, the Company expanded its product line to include the Personal Excess Liability Policy ("PELP") to complement its existing automobile and homeowners programs. Policies in force totaled 10,400 at December 31, 1995.

      The Company limits its underwriting of private passenger automobile insurance to those drivers defined by California statute as "Good Drivers." The Company's automobile program has consistently and profitably (excluding the Proposition 103 rollback and the earthquake impact in 1994) grown to 1,056,028 vehicles in force as of December 31, 1995. For a further discussion regarding the impact of Proposition 103 and the earthquake losses, refer to Notes 12 and 13 of the Notes to Consolidated Financial Statements.

      The Company believes it has been able to grow profitably by (1) adhering to its strategy of marketing to responsible prospects with relatively uncomplicated insurance needs, (2) selling directly to the customer, (3) generating cost efficiencies by centralizing and streamlining its marketing, underwriting and customer service processing, and (4) providing a rate structure that the Company believes is among the lowest in the market it serves.

LIMITS OF INSURANCE COVERAGE

      The Company offers private passenger automobile bodily injury liability, property damage liability, medical payments, uninsured motorist, comprehensive, and collision insurance coverages. Policies are written for a six-month term. Various limits of liability are offered with maximum limits of $500,000 per person and $500,000 per accident. The most frequent bodily injury liability limits are $100,000 per person and $300,000 per accident.

      The 20th Century Insurance Company homeowners program utilized a replacement cost insurance policy which covered the dwelling and its contents. Program rules provided for a minimum dwelling amount of $50,000 and a maximum dwelling amount of $500,000. Personal liability coverage limits of $100,000,
$200,000  and  $300,000  were  available.    The 21st Century Casualty Company
condominium program utilized a replacement cost policy which covered the condominium unit owner's contents up to the policy limits. Contents coverage limits were offered between a minimum of $25,000 and a maximum of $250,000. Limits for personal liability coverage of $100,000, $200,000 and $300,000 were also available. These programs are being discontinued as previously discussed.

      The PELP is written in 20th Century Insurance Company and provides liability coverage with a limit of $1,000,000 in excess of the underlying automobile and homeowners liability coverage. Minimum underlying automobile limits of $100,000 per person and $300,000 per accident are required while homeowners must have $100,000 personal liability coverage. The underlying automobile coverage must be written by the Company.

MARKETING

      The Company markets directly to the customer and writes its policies without utilizing or engaging outside agents or brokers. The Company uses direct mail, print and radio advertising to market its policies. The Company continues to develop a substantial amount of its new business by referrals from existing policyholders. During 1995, approximately 75% of 20th Century new automobile business was obtained from referrals by current customers.

      Automobile advertising outside the Los Angeles area resumed in the first quarter, 1995, following a year in which advertising campaigns were cancelled due to the January 17, 1994 Northridge Earthquake. Advertising in metropolitan Los Angeles resumed in the third quarter. Requests for automobile quotations in 1995 increased a substantial 28% over the prior year. However, the conversion rate of new policies produced from these quotations declined from historical averages largely as a result of a less competitive pricing level following rate adjustments in October, 1994 and June, 1995.

      The Company's marketing efforts continue to focus on the Sacramento, San Francisco and San Jose areas in Northern California and the San Diego area in Southern California. In 1995, approximately 30% of new business production for the Company came from these areas.

      The Company will expand its marketing efforts in 1996 in connection with a new rating plan filed with the Department of Insurance in late 1995 which became effective March 15, 1996.

UNDERWRITING

      The rate regulatory system in California requires the prior approval of rates. Within this regulatory framework, the Company establishes its automobile premium rates based on actuarial analysis of its own historical premium, loss and expense data. These data are compiled and analyzed to establish overall rate levels as well as classification differentials. The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating charac-teristics. These characteristics include driving record, number of years a driver has been licensed, where the vehicle is garaged, annual mileage, vehicle usage, value of the automobile and limits and deductibles selected.

      The Company's risk selection guidelines are designed for the issuing of statutorily defined "Good Drivers". This definition includes all drivers who have been licensed more than three years and have had no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and at fault accidents over $500.

      Individuals inquiring about purchasing automobile insurance are preliminarily screened by the Company's marketing representatives, and individuals who meet the "Good Driver" criteria are sent applications within two days. The applications contain a preliminary quote based upon the information received. Returned applications are reviewed by the underwriting department and information, such as driving record, is verified.

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

SERVICING OF BUSINESS

      The Company has successfully achieved operating savings and maintained an extremely low expense ratio compared to industry norms because of its efficient processing of all aspects of customer service. The Company continues to design and implement effective systems, fully supported by management information systems, to improve service and efficiency in the marketing, policy service, underwriting and claims functions. As in the past, the Company will increase its processing capabilities to meet growing workload demands. The management information systems provide the information resources and data processing capabilities which support the business and technical needs of the Company. In addition to providing ongoing support, the systems provide the strategic capabilities necessary to manage the Company's business. The Company's electronic digital voice communications system facilitated more than 27.7 million originations during 1995.

CLAIMS

      Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel and management of the settlement process. Whenever possible, physical damage claims are handled through the use of Company drive-in claims and vehicle inspection centers. The claims management staff administers the claims settlement process and directs the legal and adjuster components of that process. Each claim is carefully analyzed to provide for fair loss payments, to comply with the Company's contractual obligations and to minimize loss adjustment expense. Liability and material damage claims are handled by specialists in each area.

      The Company utilizes its legal staff to handle all aspects of claims litigation, including trial, from offices in Brea, Ontario, Long Beach and Woodland Hills. Staff attorneys handle more than 75% of all lawsuits. Suits which may involve a conflict of interest are assigned to outside counsel.

      Recognizing the need to provide its customers with convenient, local service, the Company has established ten Division Service Offices in Los Angeles, Orange, San Diego and Ventura Counties. Each Division Service Office is a full service center, staffed with between seventy-five and one-hundred employees who provide complete claims services from initial investigation to final conclusion. In addition, the Company has thirteen drive-in claims facilities in Los Angeles, Orange, San Diego and Ventura Counties. Each drive-in facility is staffed with between two and five employees.

      The Company also makes extensive use of its Direct Repair Program ("DRP") to expedite the repair process. The program involves agreements between the Company and approximately 95 independent repair facilities throughout Northern and Southern California. The Company agrees to accept the estimate for damages prepared by the repair facility without the vehicle being inspected by staff adjusters. The facilities selected undergo a screening process before being accepted, and the Company maintains an aggressive reinspection program to assure quality results. The customer benefits by getting the repair process started faster, and the repairs are guaranteed for as long as they own the vehicle. The Company benefits by not incurring the overhead expense of a larger staff of appraisers and negotiating rates it believes are beneficial. Currently over 25% of all damage repairs are handled using the DRP method.

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

      "Case basis" reserves are established for bodily injury liability and uninsured motorist claims which are either expected to exceed $15,000 or are older than two years. Such case reserves are based on the specific circumstances, merits and relevant contractual policy provisions of the claim.

      Case reserves for other bodily injury and uninsured motorists claims and for all other coverages are established by an average case reserve value. These average values are based on a periodic review of recent claims payments for each coverage.

      The Company supplements the case loss reserve estimates with loss reserves estimated using actuarial methodologies. These reserves are designed to provide for claims incurred but not reported to or recorded by the Company as of the accounting date ("IBNR") and for changes over time in individual case reserve estimates. The actuarial reserves are estimated using actuarial techniques and the Company's own historical loss experience and are reviewed each quarter.

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

      The following table provides a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance recoverables, for the indicated periods to the gross amounts reported in the Company's consolidated financial statements.

                                                     YEARS ENDED DECEMBER 31,
                                               ----------------------------------
                                                  1995         1994         1993
                                                  ----         ----         ----
                                                      (AMOUNTS IN THOUSANDS)
Reserves for losses and loss adjustment
  expenses, net of reinsurance recover-
  ables on unpaid losses, at beginning
  of year                                    $  755,101   $  574,619    $554,034
Incurred losses and loss adjustment
  expenses, net of reinsurance:
    Provision for insured events in the
      current year, net of reinsurance          891,066    1,912,799     930,437
    Decrease in provision for
      insured events in prior years,
      net of reinsurance                        (39,464)     (84,453)    (62,986)
                                             ----------   ----------    --------
    Total incurred losses and loss
      adjustment expenses, net of
      reinsurance                               851,602    1,828,346     867,451
                                             ----------   ----------    --------

Payments, net of reinsurance:
    Losses and loss adjustment expenses
      attributable to insured events in
      the current year, net of reinsurance      534,414    1,302,988     519,232
    Losses and loss adjustment expenses
      attributable to insured events in
      prior years, net of reinsurance           519,969      344,876     327,634
                                             ----------   ----------    --------
    Total payments, net of reinsurance        1,054,383    1,647,864     846,866
                                             ----------   ----------    --------
Reserves for losses and loss adjustment
  expenses, net  of reinsurance recover-
  ables on unpaid losses, at year end           552,320      755,101     574,619
Reinsurance recoverables on unpaid
  losses, at year end                            32,514        1,142       2,871
                                             ----------   ----------    --------
Reserves for losses and loss adjust-
  ment expenses, gross of reinsurance
  recoverables on unpaid losses and loss
  adjustment expenses, at year end           $  584,834   $  756,243    $577,490
                                             ==========   ==========    ========

      As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $39,464,000, $84,453,000 and $62,986,000 in 1995, 1994 and 1993, respectively, due to a combination of improvements in the claims handling process, unanticipated decreases in frequency and random fluctuations in severity. The 1995 decrease in provision for insured events of prior years is affected by a $28 million net increase in losses related to the Northridge Earthquake.

      The following table reconciles the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the statements filed with the California Department of Insurance in accordance with statutory accounting practices ("SAP"). In 1994, the Company began to record estimated recoveries for salvage and subrogation on a SAP basis. Prior to 1994, such anticipated recoveries were recorded only on a GAAP basis.

                                                      DECEMBER 31,
                                          -----------------------------------
                                             1995         1994        1993
                                             ----         ----        ----
                                                (AMOUNTS IN THOUSANDS)

Reserves reported on a
  SAP basis                               $552,320     $755,101    $620,939
Adjustments:
  Reinsurance recoverables on unpaid
    losses and LAE                          32,514        1,142       2,871
  Estimated recovery for salvage
    and subrogation                           -            -        (46,320)
                                          --------     --------    --------
Reserves reported on a GAAP basis         $584,834     $756,243    $577,490
                                          ========     ========    ========

      The following  table represents  the development  of GAAP  balance sheet reserves, net of reinsurance, for the years 1985 through 1995. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverables on unpaid losses and loss adjustment expenses, for each of the
years  indicated.    Such  net  amounts  represent  estimated  losses and loss
adjustment expenses unpaid as of the particular balance sheet date for  claims
arising prior to the  balance sheet date whether  or not reported.   The upper
portion of the table indicates the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1995.

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

                                                          AS OF DECEMBER 31,
  -----------------------------------------------------------------------------------------------------------------------------
                      1985      1986     1987       1988     1989      1990      1991      1992      1993      1994      1995
                      ----      ----     ----       ----     ----      ----      ----      ----      ----      ----      ----
                                                         (AMOUNTS IN THOUSANDS)
  Reserves for
    losses and loss
    adjustment exp.$144,972  $206,266  $297,853  $391,748  $472,010  $525,220  $547,098  $554,034  $574,619  $755,101  $552,320
  Paid (cumulative)
    as of:
  One year later    102,660   138,944   180,516   197,555   242,757   300,707   320,264   327,634   344,876   519,969
  Two years later   139,652   187,448   238,947   271,163   328,606   391,970   401,019   403,434   423,713
  Three years later 158,555   211,477   272,955   310,757   366,369   420,853   426,412   425,671
  Four years later  168,627   226,550   289,901   326,495   377,980   429,791   433,642
  Five years later  174,716   233,287   296,310   330,014   381,507   431,791
  Six years later   176,744   235,367   297,764   330,879   382,230
  Seven years later 176,947   235,510   298,098   331,433
  Eight years later 176,968   235,515   298,649
  Nine years later  176,995   235,813
  Ten years later   176,895
  Reserves re-
    estimated as of:
  One year later    156,341   227,848   294,504   357,220   402,706   473,974   473,209   491,048   490,166   715,637
  Two years later   171,218   230,412   302,991   342,365   397,847   449,348   461,343   447,880   465,036
  Three years later 173,717   237,587   304,925   340,760   389,559   442,508   440,198   438,726
  Four years later  178,400   239,096   302,661   333,432   384,948   433,408   437,350
  Five years later  178,651   237,528   298,764   332,100   382,331   432,370
  Six years later   177,732   236,026   298,603   331,191   381,996
  Seven years later 177,104   235,819   298,319   331,274
  Eight years later 177,088   235,698   298,661
  Nine years later  177,038   235,842
  Ten years later   177,010
  Redundancy
    (Deficiency)   $(32,038) $(29,576) $   (808) $ 60,474   $90,014   $92,850  $109,748  $115,308   $109,583  $ 39,464


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

                                                1994                  1995
                                                ----                  ----
                                                 (AMOUNTS IN THOUSANDS)

Gross Liability - End of Year                  $756,243              $584,834
Reinsurance Recoverable                           1,142                32,514
Net Liability - End of Year                     755,101               552,320

Gross Re-Estimated Liability - Latest          $719,716
Re-Estimated Recoverable - Latest                 4,079
Net Re-Estimated Liability - Latest             715,637

Gross Cumulative Redundancy (Deficiency)       $ 36,527

OPERATING RATIOS

Loss and Expense Ratios

      Loss and expense ratios are traditionally used to interpret the under-writing experience of property and casualty insurance companies. Losses and loss adjustment expenses are stated as a percentage of premiums earned as losses may occur over the life of a particular insurance policy. Underwriting expenses are stated as a percentage of premiums written for statutory accounting practices and as a percentage of earned premiums for generally accepted accounting principles purposes. Underwriting profit margins are a reflection of the extent to which the combined loss and expense ratios are less than 100%. The loss ratios, expense ratios (excluding loan interest and fees), and combined ratios for the Company's subsidiaries, on a SAP and GAAP basis, are shown in the following tables.

                                       YEARS ENDED DECEMBER 31,
                          --------------------------------------------

Companywide - SAP           1995      1994     1993      1992      1991
-----------------           ----      ----     ----      ----      ----

Loss Ratio                  88.7%    173.0%    88.0%     85.9%     88.2%
Expense Ratio                8.7       9.9     10.5      10.0       9.7
                           -----     -----     ----      ----      ----
Combined Ratio              97.4%    182.9%    98.5%     95.9%     97.9%
                           =====     =====     ====      ====      ====


                                       YEARS ENDED DECEMBER 31,
                          -------------------------------------------

Companywide - GAAP          1995      1994     1993      1992      1991
------------------          ----      ----     ----      ----      ----

Loss Ratio                  88.4%    176.8%    87.6%     85.3%     86.0%
Expense Ratio                9.0       9.7     10.7      10.1      10.0
                           -----     -----     ----      ----      ----
Combined Ratio              97.4%    186.5%    98.3%     95.4%     96.0%
                           =====     =====     ====      ====      ====

      The Northridge Earthquake contributed 85.1 and 2.9 percentage points on both a GAAP and SAP basis to the 1994 and 1995 combined ratios, respectively.

Premiums to Surplus Ratio

      The following table shows, for the periods indicated, the Company's statutory ratios of net premiums written to policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "appropriate" ratio of net premiums written to policyholders' surplus for one company may not be the same as for another company. While there is no statutory requirement applicable to the Company which establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1 on a statutory basis.

      The Company's 1994 net premiums written to policyholders' surplus ratio was adversely affected by the Northridge Earthquake. The Company worked with the California Department of Insurance to improve its surplus levels through 1994 and 1995. This resulted in bringing the ratio back down below 3 to 1 for 1995. For further discussion, see Management's Discussion and Analysis - Financial Condition.

                                             YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------
       SAP                   1995        1994        1993        1992        1991
       ---                   ----        ----        ----        ----        ----
                                     (AMOUNTS IN THOUSANDS, EXCEPT RATIO)

  Net premiums written      $958,614  $1,032,737  $1,021,902    $918,443    $833,194
  Policyholders' surplus    $358,474  $  207,018  $  582,176    $500,619    $406,655
  Ratio                        2.7:1      4.9:1       1.8:1       1.8:1       2.0:1


  INVESTMENTS AND INVESTMENT RESULTS

      The Company's investment guidelines emphasize buying high-quality fixed income investments. Because of the net operating loss ("NOL")
  carryforwards for tax purposes which resulted from the 1994 Northridge Earthquake, the Company sold all of its appreciated tax-exempt fixed maturity investments to generate realized gains and used some of the proceeds to pay losses. The remainder of the proceeds were re-invested in taxable government and corporate fixed maturity investments and commercial paper. Until the NOL is substantially utilized, a portion of the Company's investable cash will go into taxable securities. While the Company's policy is generally to hold its investments until maturity, its ongoing monitoring and evaluation of investment holdings and market conditions may, from time to time, result in selected sales of investments prior to maturity. The Company currently has designated all of its portfolio as "available-for-sale". See Note 1 of the Notes to Consolidated Financial Statements, "Investments."

      The following table summarizes investment results for the periods and as of the dates shown:

                                               YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------
                               1995        1994           1993        1992        1991
                               ----        ----           ----        ----        ----
                                              (AMOUNTS IN THOUSANDS)
Average invested assets
  (at amortized cost;
  includes cash and
  cash equivalents)        $1,193,202  $1,259,871      $1,384,926  $1,273,168  $1,161,816
Net investment income:
  Before income taxes          81,658      84,761          97,574      94,255      90,043
  After income taxes           56,597      68,629          87,915      85,442      79,706
Average annual return
  on investments:
  Before income taxes             6.8%        6.7%            7.1%        7.4%        7.8%
  After income taxes              4.7%        5.4%            6.3%        6.7%        6.9%
Net realized investment
  gains after income taxes      6,634      40,010          10,874       7,589       6,030
Net increase (decrease)
  in unrealized gains
  on fixed maturity
  investments after
  income taxes                 73,286    (134,660)         39,863      12,832      24,838


      The investment portfolio decreased substantially in 1994 as a result of the sale of investments to generate realized capital gains to offset the severe losses caused by the Northridge Earthquake. The lower return on investments is a result of selling older securities with higher yields and re-investing in taxable securities with lower current yields. In addition, available cash was invested in commercial paper which yielded a lower interest rate than that earned on the fixed maturity investments portfolio.

      The following table sets forth the composition of the investments and cash and cash equivalents of the Company at the dates indicated.

                                                 DECEMBER 31,
                       ----------------------------------------------------------------------
                               1995                   1994                     1993
                       ----------------------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS)

                       AMORTIZED    FAIR       AMORTIZED    FAIR      AMORTIZED       FAIR
Type of Security         COST       VALUE        COST       VALUE        COST         VALUE
----------------      ----------  ---------   ----------  ----------  ----------    ----------


Fixed Maturities:
 U.S. Treasury Secur-
 ities and obliga-
 tions of U.S. Govern-
 ment corporations
 and agencies         $   68,283  $   69,711  $  240,690  $  232,678  $    6,258    $    6,777
 Obligations of
 states and politi-
 cal sub-divisions       219,026     222,844     292,723     261,614   1,273,231     1,399,173
 Public utilities        182,828     191,224     147,241     139,173      11,060        11,935
 Corporate secur-
 ities                   604,884     641,769     322,177     307,941     131,467       149,876
                      ----------  ----------  ----------  ----------   ---------     ---------

Total Fixed Maturities 1,075,021   1,125,548   1,002,831     941,406   1,422,016     1,567,761
Common Stock                 539       1,564         539         768        -             -
Nonredeemable
  Preferred Stock           -           -           -           -            539           539
                      ----------  ----------  ----------  ----------  ----------     ---------

Total Investments      1,075,560   1,127,112   1,003,370     942,174   1,422,555     1,568,300
                      ----------  ----------  ----------  ----------  ----------    ----------

Cash and Cash
  Equivalents             50,609      50,609     249,834     249,834      17,894        17,894
                      ----------  ----------  ----------  ----------  ----------    ----------

Total Investments
  and Cash and Cash
  Equivalents         $1,126,169  $1,177,721  $1,253,204  $1,192,008  $1,440,449    $1,586,194
                      ==========  ==========  ==========  ==========  ==========    ==========


      In 1994, the Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For a further discussion of this standard, refer to Note 1 of the Notes to Consolidated Financial Statements, "Investments".

                                       COMPETITION

      The property and casualty insurance market is highly competitive and is comprised of a large number of well capitalized companies, many of which operate in a number of states and offer a wide variety of products. Several of these competitors are larger and have greater financial resources than the Company. Based on published statistics, the Company is the fifth largest writer of private passenger automobile insurance in California.

      While the Company competes with all private passenger automobile insurers in the state, the Company is in more direct competition with other major writers which concentrate on the larger good driver market than with those which specialize in "non-standard", "high-risk" or other niche market segments.

      The Company's marketing and underwriting strategy is to appeal to careful and responsible drivers who are willing to deal directly with the Company in order to save a significant amount of money on their insurance premium. As a result, the Company is able to maintain policy renewal rates above the industry average.

      By selling its products directly to the insured, the Company has eliminated agent and broker commissions. The Company believes it provides the same services as agents, but at a reduced cost. The Company also relies heavily on its centralization of operations and its computerized information services system to efficiently service its policyholders and claimants.

      Consequently, the Company consistently operates with one of the lowest underwriting expense ratios in the industry and is able to maintain its rates among the lowest in the market it serves while still providing quality service to its customers.

REINSURANCE

      The Company purchases reinsurance to reduce its loss in the event of a catastrophe or from infrequent, large individual claims. A reinsurance trans-action occurs when the Company transfers or cedes a portion of its exposure from direct business written to a reinsurer which assumes that exposure for a premium. The reinsurance cession does not legally discharge the Company from its liability for a covered primary loss, but provides for reimbursement from the reinsurer to the Company for the ceded portion.

      The Company reviews the financial condition of its reinsurers with its reinsurance intermediary at annual treaty renewal. Participants with financial difficulties, if any, can be removed at that time. The Company is presently not aware of any of its reinsurers experiencing financial difficulties.

      In connection with an investment agreement in 1995 with American International Group, Inc. ("AIG"), each of the Company's insurance subsidiaries entered into a five-year quota share reinsurance agreement with an AIG affiliate covering all ongoing lines of business. Under this contract, 10% of each subsidiary's premiums earned and losses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 are ceded. At the end of the five-year period, the AIG affiliate may elect to renew the agreement annually for four years at declining coverage percentages. A ceding commission of 10.8% was earned by the insurance subsidiaries for 1995 and, thereafter, a commission is paid at a rate equal to their actual underwriting expense ratio.

      The Company maintains a catastrophe reinsurance program to provide coverage through the run-off period of its remaining homeowners policies. The program currently in place provides coverage for the period from July 1, 1995 through June 30, 1996 for a total annual premium of approximately $13 million. Coverage under these treaties is provided by a number of domestic, foreign and London market companies in two layers as follows:

              Catastrophe                Company            Reinsurance
               Loss Layer               Retention             Amount
           -----------------           -----------         -----------

          first $ 10,000,000          $ 7,750,000         $  2,250,000
          next  $ 90,000,000          $ 4,500,000         $ 85,500,000

      The Company has a homeowners' excess-of-loss reinsurance treaty with General Reinsurance Corporation. In this excess treaty, the reinsurer's limit is $650,000 in excess of the Company's retention of $300,000 per risk, subject to a maximum reinsurer's limit of $1,300,000 per occurrence. This treaty will be cancelled as of May 1, 1996.

      The Company has a quota share reinsurance treaty for the PELP whereby 60% of premiums and losses are ceded to the reinsurer.

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

      In January 1995, the Company and the DOI reached a settlement concerning the Company's Proposition 103 rate rollback liability, whereby $78 million was allocated for customer refunds consistent with rollback obligations estab-lished through a DOI administrative hearing during 1992. The Company paid a total of $46 million to customers in 1995 for Proposition 103 rebates and sub-sequently reduced its liability by $32 million due to the ultimate level of claims costs incurred in connection with the 1994 Northridge Earthquake, in accordance with the settlement. The Company has no remaining liability for rollback rebates.

      The operations of the Company are governed by the laws of the State of California and changes in those laws can affect the revenues and expenses of the Company. The Company is a member of industry organizations which may advocate legislative and initiative proposals and which provide financial sup-port to officeholders and candidates for California statewide public offices. The Company also makes financial contributions to those officeholders and can-didates who, in the opinion of management, have a favorable understanding of the needs of the property and casualty insurance industry. In 1995, these contributions were approximately $56,000. The Company believes that such con-tributions are important to the future of the property and casualty insurance industry in California and intends to continue to make such contributions as it determines to be appropriate.

PROPOSED LEGISLATION

      The State of California Assembly and Senate have proposed several bills over the past year affecting the automobile insurance industry.

      Senate Bill (SB) 1433 would amend Proposition 103 by codifying certain auto rating factor regulations. The bill faces strong opposition by consumer groups and would require a two-thirds majority in both houses to pass. This bill is pending for the 1996 legislative session.

      Two bills were introduced which limited insurers' exposure to drivers convicted of driving under the influence ("DUI") or driving while uninsured. AB 432 prohibits the recovery of non-economic losses suffered by persons con-victed of DUI or driving while uninsured. This bill is pending the 1996 ses-sion. SB 905 places a seven-year restriction on Good Driver Discounts for persons convicted of DUI. This bill was signed into law and took effect January 1, 1996.

      Two bills introduced in 1994 were still pending as of the end of the 1995 legislative session. SB 49 would make certain changes to the Financial Responsibility law and impose arbitration requirements for specific third-party bodily injury claims. AB 607 contains a proposal for a no-fault system for the compensation of automobile injury claims.

      At this time, the likelihood of passage of any pending legislative proposals or their potential for future legal challenges, amendments or agreement or veto by the state's governor is uncertain.

HOLDING COMPANY ACT

      The Company's subsidiaries are subject to regulation by the California Department of Insurance pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The DOI may examine the affairs of the subsidiaries at any time. Certain transactions defined to be of an "extraordinary" nature may not be effected without the prior approval of the California Department of Insurance. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and exten-sions of credit, and investments made within the immediately preceding 12 months involving in the net aggregate, more than the lesser of 5% of the Com-pany's admitted assets or surplus as to policyholders, as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance com-pany's net income for the preceding calendar year. The California code fur-ther provides that property and casualty insurers may pay dividends only from earned surplus. The Holding Company Act generally restricts the ability of any one person to acquire more than 10% of the Company's voting securities without prior regulatory approval.

ASSIGNED RISKS

      Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Each company is required to write liability insurance coverages for drivers applying to CAARP for placement as "assigned risks" because their driving records or other relevant characteristics make them difficult to insure in the voluntary market. The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share.

      While the number of applicants to CAARP fluctuated in both directions between 1993 and 1995, the number of CAARP policies in force for the Company steadily increased from 6,427 in 1993 to 7,285 and 8,204 in 1994 and 1995, respectively.

      In June 1995, CAARP increased its rates 5.2%. The increased rate level, while not making the remaining assigned risk business profitable, did, at least, cause the business to be less unprofitable. The Company experienced combined loss and expense ratios of 126.9%, 137.0% and 134.2% for the years ended December 31, 1995, 1994 and 1993, respectively, for this business. The future effect of the assigned risk plan on the Company cannot be predicted because it depends on the ability of CAARP to achieve and maintain an adequate rate level.

EMPLOYEES

      The  Company  had  approximately  2,300  full and part-time employees at
December 31, 1995. The Company provides medical, pension and 401(k) savings plan benefits to its employees according to the provisions of each plan. The Company believes that its relationship with its employees is excellent, and employee turnover generally is very low.

ITEM 2.  PROPERTIES

      The Company leases its Home Office building in Woodland Hills, Califor-nia, which contains approximately 234,000 square feet of leasable office space. The lease was amended in October 1994 which extended the lease term until November 1999. The lease may be renewed for two consecutive five-year periods.

      The Company also leases office space in nineteen other locations throughout Southern California. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in comparable locations.

ITEM 3.  LEGAL PROCEEDINGS

      In the normal course of business, the Company is named as a defendant in lawsuits related to claims issues. Currently included in this class of liti-gation are several actions that arise out of the Northridge Earthquake. It is believed that a majority of these claims were filed to protect statutes of limitations. Some of the actions request exemplary or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate.

      On January 27, 1995, the California Department of Insurance issued an order which addressed the issue of the Company's rebate liability associated with Proposition 103. The order, based upon a stipulated agreement with the Company, provided for certain refunds to policyholders, immediate capital additions to improve the Company's financial strength, and financial resources for possible increases in earthquake claims. Responding to a written demand by a consumer group, a hearing was held by the DOI with a decision rendered on August 29, 1995 that the order was in the public interest. We believe this case, affirmed by the Superior Court on January 12, 1996, is concluded and the time to appeal has run. For further details regarding the order, see Note 12 of the Notes to Consolidated Financial Statements.

      On January 16, 1996, a shareholder derivative lawsuit was filed in Los Angeles Superior Court against various current and prior directors and officers of the Company. The Company is named in the lawsuit as a nominal defendant only. Legal counsel has been retained for both the Company and for the directors and officers and is investigating the allegations contained in the Complaint.

      While any litigation has an element of uncertainty, the Company does not believe that the ultimate outcome of these pending actions will have a material effect on its consolidated financial condition or results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


(a)  PRICE RANGE OF COMMON STOCK

      The stock is currently traded on  the New York Stock Exchange under  the
trading symbol  "TW."   The following  table sets  forth the  high and low bid
prices for the common stock for the indicated periods.


                                                   High           Low
                                                   ----           ---

      1995

         Fourth Quarter                           21-1/4         15-1/4
         Third Quarter                            16-3/8         11-3/8
         Second Quarter                           13-1/4         10-3/4
         First Quarter                            13-7/8         10-3/8


      1994

         Fourth Quarter                           12-7/8         9-5/8
         Third Quarter                            17-3/8         8-3/4
         Second Quarter                           19-3/8        14-1/4
         First Quarter                            28-1/8        18-7/8

(b)  HOLDERS OF COMMON STOCK

      The approximate number of record holders of the Common Stock on Decem-ber 31, 1995 was 1,225.

(c)   DIVIDENDS

      The Company paid regular cash dividends on its Common Stock each year since 1973 through the second quarter of 1994. Dividends were paid at the rate of $.16 per share for each of the first two quarters of 1994 and $.16 per share per quarter during 1993. Due to the adverse impact of the Northridge Earthquake on the financial strength of the Company, no dividends were paid in the last two quarters of 1994 and no dividends were paid on common shares in 1995. 20th Century Industries paid cash dividends on preferred shares of $14,623,000 and in-kind dividends of $4,950,000 in 1995.

      As a holding company, the Company is dependent upon dividends from its subsidiaries to pay dividends to its stockholders. The Company's subsidiaries are subject to California laws that restrict their ability to distribute dividends. California law permits a casualty insurance company to pay dividends, within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of policyholders' surplus as of the preceding December 31 or the insurance company's net income for the calendar year preceding the date the dividend is paid. The California insurance code further provides that property and casualty insurers may pay dividends only from earned surplus. Under these rules, 20th Century Insurance Company and 21st Century Casualty Company were unable to pay dividends to the Company dur-ing 1995 without regulatory approval. The Company expects to generate positive earned surplus early in 1996 and resume normal dividends from the insurance subsidiaries to service the debt and preferred dividend requirements.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1995 are derived from the consolidated financial statements of 20th Century Industries and its subsidiaries. The consolidated financial statements as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 are included elsewhere in this Form 10-K. All dollar amounts set forth in the following tables are in thousands, except per share data.

                                                YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------
                                1995        1994        1993        1992        1991
                                ----        ----        ----        ----        ----
Operations Data:

  Net premiums earned       $  963,797  $1,034,003  $  989,712  $  896,353    $810,636
  Net investment income         81,658      84,761      97,574      94,255      90,043
  Realized investment gains     10,207      61,554      16,729      11,498       9,137
                            ----------  ----------  ----------  ----------    --------
    Total Revenues           1,055,662   1,180,318   1,104,015   1,002,106     909,816
                            ----------  ----------  ----------  ----------    --------
  Net losses and loss
    adjustment expenses        851,602   1,828,346     867,451     764,374     697,521
  Policy acquisition costs      38,647      43,409      48,375      41,996      38,372
  Other operating expenses      48,311      57,198      57,769      48,486      42,577
  Proposition 103 expense         -         29,124       3,474       3,474       6,195
  Loan interest and
    fees expense                15,897       8,348        -           -            361
                              ----------  ----------  ----------  ----------    --------
    Total Expenses             954,457   1,966,425     977,069     858,330     785,026
                            ----------  ----------  ----------  ----------    --------
  Income (loss) before
    federal income taxes
    and cumulative effect
    of change in accounting
    for income taxes           101,205    (786,107)    126,946     143,776     124,790
  Federal income taxes
    (benefit)                   31,575    (288,087)     18,350      26,309      21,253
                            ----------  ----------   ---------   ---------    --------
  Income (loss) before cumu-
    lative effect of change
    in accounting for
    income taxes                69,630    (498,020)    108,596     117,467     103,537
  Cumulative effect of change
    in accounting for income
    taxes                         -           -          3,959        -           -
                            ----------  ----------   ---------   ---------    --------
    Net Income (Loss)       $   69,630  $ (498,020)  $ 112,555   $ 117,467    $103,537
                            ==========  ==========   =========   =========    ========


                                               YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------
                                1995        1994        1993        1992        1991
                                ----        ----        ----        ----        ----
Per Share Data:
PRIMARY -
  Before cumulative effect
    of change in accounting
    for income taxes         $     .88   $   (9.69)   $   2.11    $   2.29    $   2.02
  Cumulative effect of
    change in accounting
    for income taxes               -           -           .08        -           -
                             ---------   ---------    --------    --------    --------
  Net Income (Loss)          $     .88   $   (9.69)   $   2.19    $   2.29    $   2.02
                             =========   =========    ========    ========    ========
FULLY DILUTED -
  Net Income (Loss)          $     .88   $   (9.69)
                             =========   =========
Dividends paid per
  common share               $     -     $     .32   $     .64    $    .52    $    .42
                             =========   =========   =========    ========    ========



                                                    DECEMBER 31,
                            -----------------------------------------------------------
                                1995        1994        1993        1992         1991
                                ----        ----        ----        ----         ----
Balance Sheet Data:

Total investments            $1,127,112  $  942,174  $1,422,555  $1,307,031  $1,200,067

Total assets                  1,608,886   1,702,810   1,644,670   1,498,330   1,372,628
Unpaid losses and loss
  adjustment expenses           584,834     756,243     577,490     554,541     548,377
Unearned premiums               288,927     298,519     299,941     267,556     245,290
Bank loan payable               175,000     160,000        -           -           -
Claims checks payable            49,306      70,725      41,535      39,329      36,884
Stockholders' equity            466,585     317,944     655,209     575,674     484,578
Book value per common share  $     4.69  $     2.29  $    12.74  $    11.19  $     9.43

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW AND COMPANY STRATEGY

      The property and casualty insurance business has a history of fluctuat-ing results and underwriting profitability and has tended to vary in cycles. Insurer profitability is influenced by many factors, including price competi-tion, claim frequency and severity, crime rates, natural disasters, economic conditions, interest rates, state regulations and laws, changes in the legal system and court decisions. Insurance industry price levels tend to change with underwriting results. As companies experience underwriting losses, and therefore reduced surplus levels, prices tend to increase and competition decreases. As underwriting results improve, and surplus levels increase, prices tend to decrease and competition increases. One of the challenging and unique features of the property and casualty insurance business is that its products must be priced before costs are fully known because premiums are charged before claims are incurred.

      The Company markets its products to individual insureds to meet their personal insurance needs. The Company has no commercial risks. Prior to 1994, the Company actively marketed private passenger automobile, homeowners, condominium, earthquake and personal excess liability insurance in California. The Company's primary focus has been private passenger automobile insurance since its inception. Private passenger automobile insurance has always accounted for over 90% of premiums written by the Company.

      The Northridge, California Earthquake which occurred on January 17, 1994 ("Northridge Earthquake") resulted in unprecedented losses for the Company. In order to reduce future earthquake exposure, the Company ceased writing new homeowner and condominium insurance and renewing earthquake insurance in accordance with an order received from the California Department of Insurance
("DOI") in June 1994.   The last earthquake coverages were terminated in July
1995. In accordance with the order, the Company will continue to renew existing homeowner and condominium policies (without earthquake coverage) until June 1996. The last homeowners and condominium coverages will be term-inated in July 1997.

Financial Condition

      The Northridge Earthquake significantly affected the financial condition of the Company and its operating results for the entire year of 1994 and, to a lesser extent, 1995.

      The Company experienced a reduction in its historical pattern of growth, ceased all advertising and marketing in 1994 for new policies, and suspended its quarterly dividend on common shares for the third and fourth quarters of fiscal 1994 and all of 1995. As of December 31, 1995, total estimated gross losses and allocated loss adjustment expenses from the Northridge Earthquake were $1 billion.

      During 1994, when the magnitude of the Company's losses became evident, the DOI imposed certain requirements on the Company and its insurance sub-sidiaries designed to reduce further exposure to earthquake losses and to strengthen the financial position of the Company. The Company's insurance subsidiaries were ordered to stop writing new homeowners and condominium policies and to non-renew all existing earthquake coverages. The DOI also granted the Company a 17% increase in homeowners premium rates and a 6% increase in automobile premium rates.

      In June 1994, the Company obtained a bank loan of $175 million and in December 1994 entered into an Investment and Strategic Alliance Agreement ("Investment Agreement") with American International Group, Inc. ("AIG"). Under the terms of the Investment Agreement, AIG provided the Company with a total of $216 million of equity capital in exchange for 200,000 shares of convertible preferred stock and certain preferential stock warrants. As a part of the agreement, each of the Company's insurance subsidiaries and an AIG affiliate have entered into a five-year quota share reinsurance agree-ment for 10% of each subsidiaries' policies incepting on and after January 1, 1995. After the initial term, the AIG affiliate may renew the agreement annually for four years at declining rates of coverage. In addition, the Company and AIG have formed a joint venture to market personal automobile in-surance in Arizona which is expected to become operational in the second quar-ter of 1996.

      In January 1995, the Company reached a settlement of rebate liabilities associated with Proposition 103 with the DOI in the amount of $78 million. The Company was to refund $46 million to customers specified in the agreement as soon as practicable with the remaining $32 million set aside for additional customer refunds conditioned on the ultimate level of claim costs associated with the 1994 Northridge Earthquake. The settlement required the Company to withdraw its request for a hearing before the United States Supreme Court to appeal the California Supreme Court decision on Proposition 103.

      In addition, the settlement required the Company to obtain new capital of $50 million and contribute the funds to the surplus of the insurance sub-sidiaries, consisting of $30 million by March 31, 1995 and $20 million by December 31, 1995. The $30 million capital contribution was made on March 30, 1995. The Company has been informed that the $20 million capital requirement has been waived by the DOI due to the significant recovery in statutory surplus in 1995.

      As of December 31, 1995, the Company's insurance subsidiaries had a com-bined statutory surplus of $358,474,000, a ratio of 2.7:1 of net written premium to surplus and was in compliance with DOI requirements and its loan covenants. The 1995 underwriting results for auto business were favorable and demonstrated a return to profitability and stability.

      With the statutory surplus of the Company restored to levels within regulatory norms as a result of the capital infusion by AIG in December 1994 and operating profits in 1995, the Company filed for an auto rate decrease of 3.15% in December 1995. These new rates have been approved and are effective March 15, 1996. The Company expects the new rates combined with an aggressive marketing and advertising campaign to restore unit growth in the automobile line. Because the Company is still subject to the order issued by the DOI in June 1994, the homeowners and condominium policies will have to be non-renewed starting July 1996 and the Company will be fully withdrawn from this line in July 1997.

RESULTS OF OPERATIONS

Units in Force

      Units in force for the Company's insurance programs as of December 31 were as follows:
                                             1995          1994         1993
                                             ----          ----         ----
Units in Force
  Private Passenger Automobile
    (number of vehicles)                 1,056,028      1,132,605    1,130,446
  Homeowner and Condominium
    (number of policies)                   174,968        206,167      233,436
  Personal Excess Liability
    (number of policies)                    10,400         11,072       11,350
                                         ---------      ---------    ---------
  Total                                  1,241,396      1,349,844    1,375,232
                                         =========      =========    =========

      The Company had total unit growth of over 10% on average for the ten years prior to 1994. The Northridge Earthquake significantly reduced statutory surplus and thus required the Company to reduce its insured exposures. As a result, the Company ceased all advertising and marketing for new policies in the first quarter of 1994. In June 1994, the DOI ordered the Company to stop writing all new homeowners and condominium policies and to non-renew all existing earthquake coverages. The DOI also granted the Company a 17% increase in homeowners premium rates effective August 1, 1994 and a 6% increase in automobile premium rates effective October 7, 1994. While improv-ing profitability, the effect of these actions was to cause a decline in units in force which carried into 1995. A further automobile rate increase of 3.65% was effective June 15, 1995, causing the decline in units to continue in 1995. Total units declined from December 31, 1993 to December 31, 1995 9.7% (6.6% for automobile and 25.0% for homeowners and condominium).

Underwriting Results

      Premium revenue and underwriting results for the Company's insurance programs were as follows:

                                       Years Ended DECEMBER 31,
                                    ------------------------------------------
                                           1995           1994         1993
                                           ----           ----         ----
                                                (Amounts in thousands)
Gross Premiums Written

  Automobile                            $  991,969     $  991,268   $  932,497
  Homeowner and Condominium                 69,847         85,088       99,060
  Personal Excess Liability                  2,146          2,307        2,338
                                        ----------     ----------   ----------
  Total                                 $1,063,962     $1,078,663   $1,033,895
                                        ==========     ==========   ==========
Net Premiums Earned
  Automobile                            $  920,560     $  981,893   $  908,523
  Homeowner and Condominium                 42,394         51,166       80,630
  Personal Excess Liability                    843            944          559
                                        ----------     ----------   ----------
  Total                                 $  963,797     $1,034,003   $  989,712
                                        ==========     ==========   ==========
Underwriting Profit (Loss)
  Automobile                            $  103,744     $  (45,850)  $   23,800
  Homeowner and Condominium                (78,976)      (879,221)     (11,641)
  Personal Excess Liability                    469            997          484
                                        ----------     ----------   ----------
  Total                                 $   25,237     $ (924,074)  $   12,643
                                        ==========     ==========   ==========

Automobile

      Automobile insurance is the primary line of business written by the Com-pany and has been consistently profitable. Excluding earthquake-related claims and expenses, the earthquake reinsurance reinstatement premium and the Proposition 103 rollback, the Company would have realized an automobile underwriting profit of $73.8 million in 1995 and $10.1 million in 1994. Because of the cessation of advertising in 1994 and some loss of auto business from not offering new homeowner business or earthquake coverage, total automobile units in force for 1995 decreased from 1994 by 6.8% compared to a slight increase of .2% in 1994. Gross written premiums in 1995 remained level despite the decrease in units in force, primarily as a result of the rate increases effective during the year. Net earned premiums decreased 6.2% in 1995 compared to an increase of 8.1% in 1994, reflecting the impact of the quota share treaty with an AIG affiliate effective January 1, 1995 which ceded 10% of premiums and losses on a net written basis.

      The voluntary automobile insurance business written by the Company is comprised of "Good Drivers", as defined by California statute. While the majority of this business would have been acceptable to the Company before Proposition 103, those who had no prior insurance would have been written at a higher rate level than those who had been insured prior to being written by the Company. The underwriting losses produced by this segment of the market suggests that the former differential was appropriate. These drivers have produced automobile underwriting losses of $26,286,000 in 1995, compared to $31,134,000 in 1994 and $16,877,000 in 1993.

      Overall automobile underwriting results are also affected by assigned risk units in force. Such units have increased steadily since 1993. Underwriting losses for assigned risk business were $3,082,000 in 1995, com-pared to $3,800,000 in 1994 and $3,031,000 in 1993. A 5.2% rate increase for assigned risk business was implemented by the DOI in June 1995.

Homeowner and Condominium

      As ordered by the DOI, the Company no longer writes new homeowners or condominium policies or earthquake coverage endorsements. Additionally, the Company will continue to renew existing homeowner and condominium policies without earthquake coverage through July 1996. Due to the requirement to exit the homeowners' market, units in force for the homeowner and condominium programs decreased 15.1% in 1995 and 11.7% in 1994. This decline in units resulted in lower gross premiums written and, therefore, net earned premiums in 1995 and 1994. This program will continue to decline until the final policy expires in July 1997.

      Underwriting results for these programs are subject to variability caused by weather-related claims and by infrequent disasters. Results in 1995 include storm losses of $14.2 million in the first quarter, $24 million of earthquake-related catastrophe reinsurance premiums, and Northridge Earthquake related losses of $60 million. Results in 1994 include $35 million of catastrophe reinsurance premiums related to the additional reinsurance coverage and $844.1 million of net losses as related to the Northridge Earthquake. Results in 1993 were influenced by $4.6 million in storm losses in the first quarter and by $4.3 million in claims due to the Southern California fires in the fourth quarter plus a $2.6 million California Fair Plan assessment.

      The Company maintains a catastrophe reinsurance program to provide coverage through the run-off period of its remaining homeowners policies. The program currently in place provides coverage for the period from July 1, 1995 through June 30, 1996 for a total annual premium of approximately $13 million. Coverage under these treaties is provided by a number of domestic, foreign and London market companies in two layers as follows:

              Catastrophe                Company            Reinsurance
               Loss Layer               Retention             Amount
           -----------------           -----------         -----------

          first $ 10,000,000          $ 7,750,000         $  2,250,000
          next  $ 90,000,000          $ 4,500,000         $ 85,500,000

      The Company will maintain a catastrophe reinsurance program in place until the homeowner and condominium program expires. It is expected that the cost will decline as the exposures decline.

Personal Excess Liability

      The personal excess liability program has remained stable over the three-year period ended December 31, 1995 producing approximately $2 million in gross written premiums each year. Underwriting profits can vary sig-nificantly with the number of claims which occur infrequently.

Policy Acquisition and General Operating Expenses

      The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. The ratio of underwriting expenses (excluding loan interest and fees) to earned premiums was 9.0% in 1995, 9.7% in 1994 and 10.7% in 1993. The decline in the ratio from 1993 to 1995 reflects the impact of the ceding commission earned on the quota share agreement with an affiliate of AIG and a reduction in general operating expenses due to the decline in business as well as cost efficiencies. Such efficiency, as reflected in its expense advantage over its competitors, enables the Company to maintain its price leadership and provide for future growth and profitability.

Investment Income

      Net pre-tax investment income was $81,658,000 in 1995, $84,761,000 in 1994 and $97,574,000 in 1993. Average invested assets decreased 5.3% and 9.0% in 1995 from 1994 and 1994 from 1993, respectively. Average annual pre-tax yield on invested assets declined from 7.1% in 1993 to 6.7% in 1994 and increased slightly to 6.8% in 1995. The overall decline in investment income and yields from 1993 levels is the result of lower rates available on fixed maturity investments purchased since 1993, the sale of relatively higher yielding bonds in 1994 to generate cash for paying earthquake claims in 1994 and the decline in business in 1995.

      Realized capital gains on the sales of investments increased from $16,729,000 in 1993 to $61,554,000 in 1994 and then decreased to $10,207,000 in 1995.

      As of December 31, 1995, the Company had a net unrealized gain on fixed maturity investments of $50,527,000 compared to a net unrealized gain (loss) of ($61,425,000) and $145,745,000 in 1994 and 1993, respectively. The primary reasons for the shifts in unrealized gains and losses are twofold. Interest rates rose sharply in 1994 but fell in 1995 reducing the fair value of the bond portfolio in 1994 and increasing it in 1995. In addition, in 1994, the Company sold practically all appreciated fixed maturity investments, realizing $62 million in investment gains.

      Of the Company's total investments, $195,609,000 at fair value was invested in tax-exempt state and municipal bonds and the balance was invested in taxable government, corporate and municipal securities. At December 31, 1995, the portfolio contained 83% taxable instruments compared to 76% a year earlier.

      Statutory regulations require the majority of the Company's investments to be made in high-grade securities to provide ample protection for policyholders. The Company primarily invests in long-term fixed maturity investments such as bonds.

      The Company's investment guidelines currently emphasize buying high-quality, fixed income, taxable securities because of the Company's substantial net operating loss carryforward. While the Company's policy is generally to hold these investments until maturity, its ongoing monitoring and evaluation of investment holdings and market conditions may, from time to time, result in selected sales of investments prior to maturity. The Company has designated its portfolio as "available-for-sale" and it is carried at fair value as of December 31, 1995 and 1994 in accordance with the standards set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For a more complete description of this standard, see Note 1 of the Notes to Consolidated Financial State-ments, "Investments".

LIQUIDITY AND CAPITAL RESOURCES

      Prior to 1994, the Company experienced positive cash flow from operating activities. In 1994, the Company paid for the Northridge Earthquake losses with cash flow from operations, investment sales, loan proceeds and equity financing. For 1995, funds needed to pay these claims as well as Proposition 103 rebates came from normal operating cash flows, available cash on deposit, additional loan proceeds of $15 million and preferred stock pro-ceeds of $20 million. As of December 31, 1995, the Company had total cash of $50,609,000 and total investments at fair value of $1,127,112,000.

      Loss  and  loss  expense  payments  are  the  most significant cash flow
requirements of the Company.   The Company continually monitors loss  payments
to provide projections of future cash requirements.

      Prior to 1994, the Company's most significant capital requirement resulted from its need to maintain an acceptable ratio of net premiums written to policyholders' surplus. In 1994, the losses from the Northridge Earthquake were so severe that the Company obtained a bank loan for its subsidiaries and equity financing from AIG to meet its obligation to pay earthquake claims and strengthen surplus. See Notes 7 and 14 of the Notes to Consolidated Financial Statements.

      As of December 31, 1995, there was $224,950,000 of preferred stock out-standing, bearing interest at 9% per year payable quarterly, resulting in a dividend of $5,061,500 per quarter.

      The Company also increased in 1995 its revolving credit line to $225 million, with interest obligations varying according to market condi-tions. As of December 31, 1995, the outstanding balance on the loan was $175 million. First quarter 1996 interest payments are estimated to be approximately $2,900,000.

      Funds required by 20th Century Industries to pay dividends and meet its debt obligations are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regu-lated by state law. Because of statutory regulations which require dividends to be paid from earned surplus, no dividends were paid by the subsidiaries in 1995. The Company expects to generate positive earned surplus early in 1996 and resume normal dividends from the insurance subsidiaries to service the debt and preferred dividend requirements.

      The Company expects to have very small cash outlays for income taxes, specifically alternative minimum tax for the next two to three years. Until the net operating losses caused by the Northridge Earthquake are fully util-ized, the Company expects that cash outlays for income taxes will be less than income tax expense recorded in accordance with generally accepted accounting principles. The net operating loss carryforwards will expire in the year 2009.

RISK-BASED CAPITAL

      The National Association of Insurance Commissioners requires property and casualty insurance companies to calculate and report information under a Risk-Based Capital ("RBC") formula in their annual statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. The Company's insurance subsidiaries have sufficient capital to meet all RBC requirements.

HOME OFFICE LEASE

      The Company leases its Home Office building in Woodland Hills, Califor-nia, which contains approximately 234,000 square feet of leasable office space. The current lease comes up for renewal in November 1999 and may be renewed for two consecutive five-year periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
20th Century Industries


      We have audited the accompanying consolidated balance sheets of 20th Century Industries and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 20th Century Industries and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with gen-erally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic finan-cial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note 1, 20th Century Industries and subsidiaries adopted in 1994 the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As described in Note 4, 20th Century Industries and subsidiaries adopted in 1993 the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                                ERNST & YOUNG LLP


Los Angeles, California
February 2, 1996

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                       DECEMBER 31,
                                              ------------------------------
                                                 1995              1994
                                                 ----              ----
                                                  (Amounts in thousands)
Investments:
    Fixed maturities - available-for-
      sale, at fair value                      $1,125,548           941,406
    Equity securities, at fair value                1,564               768
                                               ----------        ----------
      Total investments - Note 2                1,127,112           942,174
Cash and cash equivalents                          50,609           249,834
Accrued investment income                          19,862            19,631
Premiums receivable                                90,835            90,236
Reinsurance receivables and recoverables           48,314             2,737
Prepaid reinsurance premiums                       28,823             1,237
Income taxes receivable                              -               74,064
Deferred income taxes - Note 4                    206,230           276,570
Deferred policy acquisition
     costs - Note 3                                10,481            14,776
Other assets                                       26,620            31,551
                                               ----------        ----------

                                               $1,608,886        $1,702,810
                                               ==========        ==========





See accompanying notes to financial statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     DECEMBER 31,
                                             -----------------------------
                                                  1995            1994
                                                  ----            ----
                                       (Amounts in thousands, except share data)

Unpaid losses and loss adjustment
  expenses - Note 6                            $  584,834      $  756,243
Unearned premiums                                 288,927         298,519
Bank loan payable - Note 7                        175,000         160,000
Claims checks payable                              49,306          70,725
Reinsurance payable                                23,176             296
Proposition 103 payable - Note 12                    -             78,307
Other liabilities - Note 5                         21,058          20,776
                                               ----------      ----------
  Total liabilities                             1,142,301       1,384,866
                                               ----------      ----------

Commitments - Note 9 and
  Contingencies - Note 11
Stockholders' equity - Note 10
Capital Stock
  Preferred stock, par value $1.00
  per share; authorized 500,000
  shares, none issued
  Series A convertible preferred stock,
  stated value $1,000 per share, authorized
  376,126 shares, outstanding 224,950 in
  1995 and 200,000 in 1994                        224,950         200,000
  Common stock without par value;
  authorized 110,000,000 shares,
  outstanding 51,493,406 in 1995
  and 51,472,471 in 1994                           69,805          69,340
  Common stock warrants                            16,000          16,000
Unrealized investment gains
  (losses), net - Note 2                           33,508         (39,777)
Retained earnings                                 122,322          72,381
                                               ----------      ----------
  Total stockholders' equity                      466,585         317,944
                                               ----------      ----------
                                               $1,608,886      $1,702,810
                                               ==========      ==========

See accompanying notes to financial statements.

                         20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------
                                          1995            1994             1993
                                          ----            ----             ----
                                      (Amounts in thousands, except per share data)
  REVENUES:
  Net premiums earned - Note 8         $   963,797      $1,034,003       $  989,712
  Net investment income - Note 2            81,658          84,761           97,574
  Realized investment gains - Note 2        10,207          61,554           16,729
                                       -----------      ----------       ----------
                                         1,055,662       1,180,318        1,104,015
                                       -----------      ----------       ----------
  LOSSES AND EXPENSES:
  Net losses and loss adjustment
    expenses - Note 6                      851,602       1,828,346          867,451
  Policy acquisition costs - Note 3         38,647          43,409           48,375
  Other operating expenses                  48,311          57,198           57,769
  Proposition 103 expense - Note 12           -             29,124            3,474
  Loan interest and fees
    expense - Note 7                        15,897           8,348             -
                                       -----------      ----------       ----------
                                           954,457       1,966,425          977,069
                                       -----------      ----------       ----------
  Income (loss) before federal income
    taxes and cumulative effect
    of change in accounting for
    income taxes                           101,205        (786,107)         126,946
  Federal income taxes (benefit) -
    Note 4                                  31,575        (288,087)          18,350
                                       -----------      ----------       ----------
  Income (loss) before cumulative
    effect of change in accounting
    for income taxes                        69,630        (498,020)         108,596
  Cumulative effect of change in
    accounting for income taxes               -               -               3,959
                                       -----------      ----------       ----------
    NET INCOME (LOSS)                  $    69,630      $ (498,020)      $  112,555
                                       ===========      ==========       ==========
  EARNINGS (LOSS) PER COMMON
    SHARE - Note 1
    PRIMARY -
      Before cumulative effect of
      change in accounting for
      income taxes                     $       .88      $    (9.69)      $     2.11
      Cumulative effect of change in
      accounting for income taxes             -               -                 .08
                                       -----------      ----------       ----------
      NET INCOME (LOSS)                $       .88      $    (9.69)      $     2.19
                                       ===========      ==========       ==========
    FULLY DILUTED -
      NET INCOME (LOSS)                $       .88      $    (9.69)
                                       ===========      ==========

See accompanying notes to financial statements.


                            20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEARS ENDED DECEMBER 31, 1993, 1994 and 1995
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                CONVERTIBLE
                              PREFERRED STOCK  COMMON STOCK             UNREALIZED
                               $1 PAR VALUE      WITHOUT       COMMON   INVESTMENT
                                 PER SHARE      PAR VALUE      STOCK      GAINS     RETAINED
                                  AMOUNT          AMOUNT      WARRANTS   (LOSSES)   EARNINGS
                              --------------   -  ---------   --------  ----------  --------

Balance at January 1, 1993       $   -          $ 68,431     $   -      $   -      $ 507,243
  Net income for the year                                                            112,555
  Effects of common stock issued
    under restricted shares plan                     417
  Unrealized pension loss                                                               (511)
  Cash dividends paid on common
    stock ($.64 per share)                                                           (32,926)
                                 --------       --------     --------   --------   ---------
Balance at December 31, 1993         -            68,848         -          -        586,361
  Net loss for the year                                                             (498,020)
  Effects of common stock issued
    under restricted shares plan                     492
  Effect of implementing change
    in accounting for investments
    at January 1, 1994 - Note 2                                           36,757
  Net decrease in unrealized gains
    on investments, net of deferred
    taxes of $(21,419) - Note 2                                          (76,534)
  Issuance of Series A
    Preferred Stock - Note 14     200,000
  Issuance of Series A Common
    Stock Warrants - Note 14                                   16,000
  Unrealized pension gain                                                                511
  Cash dividends paid on common
    stock ($.32 per share)                                                           (16,471)
                                 --------       --------     --------   --------   ---------
Balance at December 31, 1994      200,000         69,340       16,000    (39,777)     72,381
  Net income for the year                                                             69,630
  Effects of common stock issued
    under restricted shares plan                     465
  Issuance of Series A
    Preferred Stock - Note 14      24,950                                             (4,950)
  Net increase in unrealized gains
    on investments, net of deferred
    taxes of $39,461 - Note 2                                             73,285
  Unrealized pension loss                                                               (116)
  Cash dividends paid on
    preferred stock                                                                  (14,623)
                                 --------       --------     --------   --------   ---------
Balance at December 31, 1995     $224,950       $ 69,805     $ 16,000   $ 33,508   $ 122,322
                                 ========       ========     ========   ========   =========


See accompanying notes to financial statements.


                         20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                         -------------------------------------------
                                               1995            1994           1993
                                               ----            ----           ----
                                                      (Amounts in thousands)

OPERATING ACTIVITIES:

Net income (loss)                           $  69,630      $(498,020)      $ 112,555
Adjustments to reconcile net income
  to net cash provided (used) by operating
    activities:
  Provision for depreciation
    and amortization                            6,555          7,195           7,203
  Provision for deferred income taxes          30,856       (214,522)         (6,518)
  Realized gains on sale of invest-
    ments, fixed assets, etc.                 (10,128)       (61,470)        (16,515)
  Federal income taxes                         74,718        (72,668)         (1,255)
  Prepaid reinsurance premiums
    and reinsurance receivables
    and recoverables                          (73,163)          (737)          1,501
  Unpaid losses and loss
    adjustment expenses                      (171,409)       178,753          22,950
  Unearned premiums                            (9,592)        (1,422)         32,385
  Claims checks payable                       (21,419)        29,190           2,206
  Proposition 103 payable                     (78,307)        29,122           3,474
  Other                                        27,614           (572)        (18,333)
                                            ---------      ---------       ---------
    NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                   (154,645)      (605,151)        139,653


                          20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (CONTINUED)

                                                    YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------
                                              1995              1994              1993
                                              ----              ----              ----
                                                       (Amounts in thousands)
INVESTING ACTIVITIES:
  Investments held-to-maturity:
    Purchases                                     -                 -             (308,543)
    Called or matured                             -                 -               19,760
    Sales                                         -                 -               58,116
  Investments available-for-sale:
    Purchases                                 (666,203)         (821,822)             -
    Called or matured                           33,308            27,531            14,323
    Sales                                      570,443         1,275,091           117,503
  Net purchases of property and
    equipment                                   (2,505)           (3,238)           (4,895)
                                            ----------        ----------        ----------
      NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                   (64,957)          477,562          (103,736)

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock     20,000           200,000              -
  Proceeds from issuance of common stock
    warrants                                      -               16,000              -
  Payments on installment contract                -                 -                  (75)
  Proceeds from bank loan                       15,000           160,000              -
  Dividends paid                               (14,623)          (16,471)          (32,926)
                                            ----------        ----------        ----------
      NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                    20,377           359,529           (33,001)
                                            ----------        ----------        ----------
  Net increase (decrease) in cash             (199,225)          231,940             2,916

  Cash, beginning of year                      249,834            17,894            14,978
                                            ----------        ----------        ----------
  Cash, end of year                         $   50,609        $  249,834        $   17,894
                                            ==========        ==========        ==========


See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation and Presentation

      The accompanying financial statements include the accounts of 20th Century Industries and its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company (collectively, the Company). The Company is engaged in the sale of private passenger automobile insurance and personal excess liability policies in the State of California. The Company also has homeowner and condominium insurance, although this line is being run-off with all policies expiring in July 1997. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which differ in some respects from those followed in reports to insurance regulatory authorities. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from these estimates.

Investments

      The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115, which was adopted January 1, 1994, requires that fixed maturity securities are to be classified as either held-to-maturity, available-for-sale, or trading. Held-to-maturity debt securities are to be reported at amortized cost; trading securities are to be reported at fair value, with unrealized gains or losses included in earnings; and available-for-sale securities are to be reported at fair value, with unrealized gains or losses excluded from earnings and reported in a separate component of stockholders' equity.

      Fair values for fixed maturity and equity securities are based on quoted market prices. Unrealized investment gains and losses are credited or charged directly to stockholders' equity, net of any tax effect. When investment securities are sold, the cost used to determine any realized gain or loss is based on specific identification.

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

Losses and Loss Adjustment Expenses

      The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate net costs of settlement which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimate, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings.

Policy Acquisition Costs

      Policy acquisition costs, principally direct and indirect costs related to production of business, are deferred and amortized against the premiums earned.

Income Taxes

      Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under that method, deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the enacted tax rates.

Earnings (Losses) Per Common Share

      Earnings (losses) per common share are computed using the weighted average number of common shares outstanding during the respective periods. The primary weighted average number of shares was 57,223,839 for the year ended December 31, 1995, 51,387,120 for 1994 and 51,411,968 for 1993. The
fully diluted weighted average number of shares was 79,325,308 for the year ended December 31, 1995, and were the same as primary for 1994. Primary earnings per share amounts for 1993 reflect a simple capital structure in which there were no securities in existence allowing common stock to be acquired as a result of exercising the conversion rights of such securities. The 1994 and 1995 primary and fully diluted loss per share amounts reflect a complex capital structure in which securities exist that allow for the acquisition of additional common stock through the exercise of conversion rights in these securities. Primary and fully diluted loss per share amounts for 1994 are the same since there was a net loss for the year, as including the convertible securities in the computation of the loss per share would be antidilutive.

Fair Values of Financial Instruments

      The carrying amounts of financial instruments, other than investment securities, approximate their fair values. For investment securities, fair values are based on quoted market prices. The carrying amounts and fair values for all investment securities are disclosed in Note 2.

New Accounting Standard

      Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting and Disclosure of Stock-Based Compensation", became effective with fiscal years beginning after December 15, 1995. Stock-based compensation is accounted for presently in accordance with the requirements set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees". At this time, the Company is evaluating the provisions of SFAS No. 123 and has not yet determined whether it will adopt the Statement for expense recognition purposes.

Reclassifications

      The  accompanying   1993  and   1994  financial   statements  have  been
reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS

      The changes in unrealized gains (losses) for 1995 and 1994 total $73,285,000 and ($39,777,000), net of deferred income taxes of $39,461,000 and
($21,419,000), respectively.

      A summary of net investment income is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                 1995           1994          1993
                                                 ----           ----          ----
                                                       (Amounts in thousands)
        Interest and dividends on fixed
          maturities                            $ 74,286       $ 82,125      $ 97,771
        Interest on short-term cash
          investments (demand deposits)            8,049          3,210           522
        Dividends and other                          109            128            51
                                                --------       --------      --------
          Total investment income                 82,444         85,463        98,344
        Investment expense                           786            702           770
                                                --------       --------      --------
          Net investment income                 $ 81,658       $ 84,761      $ 97,574
                                                ========       ========      ========

      A summary of realized investment gains and losses before income taxes is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                  1995           1994          1993
                                                  ----           ----          ----
                                                       (Amounts in thousands)
        Fixed maturities available-for-sale:
            Gross realized gains                $ 12,080     $   65,300      $ 11,528
            Gross realized losses                 (1,873)        (3,746)          (99)

        Fixed maturities held-to-maturity:
            Gross realized gains                    -              -            5,300
            Gross realized losses                   -              -             -
                                                --------     ----------      --------

        Net realized investment gains           $ 10,207     $   61,554      $ 16,729
                                                ========     ==========      ========

      The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of December 31, 1995 and 1994, respectively, are as follows:

                                                          Gross        Gross
                                         Amortized     Unrealized    Unrealized        Fair
1995                                        Cost          Gains       Losses           Value
----                                     ---------     ----------   -----------     -----------
                                                       (Amounts in thousands)
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies          $    68,283     $  1,440      $    12        $    69,711
  Obligations of states and
    political subdivisions                 219,026        4,681          863            222,844
  Public utilities                         182,828        8,396         -               191,224
  Corporate securities                     604,884       36,972           87            641,769
                                       -----------     --------      -------        -----------
    Total available-for-sale           $ 1,075,021     $ 51,489      $   962        $ 1,125,548
                                       ===========     ========      =======        ===========

1994
----

  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies          $   240,690     $     65      $ 8,077        $   232,678
  Obligations of states and
    political subdivisions                 292,723          355       31,464            261,614
  Public utilities                         147,241           11        8,079            139,173
  Corporate securities                     322,177        1,594       15,830            307,941
                                       -----------     --------      -------        -----------
    Total available-for-sale           $ 1,002,831     $  2,025      $63,450        $   941,406
                                       ===========     ========      =======        ===========

      The maturity distribution of the Company's fixed maturity investments at December 31, 1995 was as follows: (Amounts in thousands)

                                                Available-for-Sale
                                            ---------------------------
                                             Amortized           Fair
Fixed maturities due:                          Cost              Value
---------------------                       ----------         --------

1996                                        $    5,138       $    5,201
1997 - 2000                                    120,561          126,126
2001 - 2005                                    492,272          515,480
2006 - 2015                                    455,860          477,496
2016 and after                                   1,190            1,245
                                            ----------       ----------
    Total                                   $1,075,021       $1,125,548
                                            ==========       ==========

      Expected maturities of the Company's investment portfolios differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


NOTE 3.  POLICY ACQUISITION COSTS

      The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations, excluding certain amounts deferred and amortized in the same period:

                                                   YEARS ENDED DECEMBER 31,

                                           -------------------------------------------
                                                1995            1994           1993
                                                ----            ----           ----
                                                      (Amounts in thousands)
      Deferred policy acquisition costs
        at beginning of year                   $ 14,776       $ 15,712        $ 13,345

      Acquisition costs deferred                 34,352         42,473          50,742
                                               --------       --------        --------

                                                 49,128         58,185          64,087

      Deferred policy acquisition costs
        at end of year                           10,481         14,776          15,712
                                               --------       --------        --------

      Acquisition costs amortized and
        charged to income during the year      $ 38,647       $ 43,409        $ 48,375
                                               ========       ========        ========

NOTE 4.  FEDERAL INCOME TAXES

      In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax liabilities and tax assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This adoption is shown as a cumulative effect of a change in accounting for income taxes in the 1993 Statement of Operations.

Federal income tax expense consists of:

                                                YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------
                                         1995              1994              1993
                                         ----              ----              ----
                                                   (Amounts in thousands)
Current tax expense (benefit)         $     719          $ (73,565)        $ 24,868
Deferred tax expense (benefit)           30,856           (214,522)          (6,518)
                                      ---------          ---------         --------
                                      $  31,575          $(288,087)        $ 18,350
                                      =========           ========         ========

The Company's net deferred income tax asset is composed of:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                        1995               1994
                                                        ----               ----
                                                        (Amounts in thousands)
      Deferred Tax Assets:
            Net operating loss carryforward         $181,393           $192,334
            Unearned premiums                         18,207             20,810
            Loss reserves                             14,728             21,886
            Alternative minimum tax credit             8,778              8,084
            Proposition 103                             -                14,138
            Unrealized investment losses                -                21,419
            Non-qualified retirement plans             2,903              2,761
            Other                                      2,868              1,373
                                                    --------           --------
                                                     228,877            282,805
                                                    --------           --------
      Deferred Tax Liabilities:
            Deferred policy acquisition costs          3,668              5,173
            Salvage and subrogation                      936              1,062
            Unrealized investment gains               18,043               -
                                                    --------           --------
                                                      22,647              6,235
                                                    --------           --------
                    Net Deferred Tax Asset          $206,230           $276,570
                                                    ========           ========

      Under normal operations, the Company's principal deferred tax assets arise from the discounting of loss reserves for tax purposes which delays a portion of the loss deduction, and from the acceleration of 20% of the unearned premium reserve into taxable income before it is earned. The Company as of December 31, 1995 has a net operating loss carryforward of approximately $518,000,000 for regular tax purposes and $373,000,000 for alternative minimum tax purposes expiring in the year 2009 and an alternative minimum tax credit carryforward of $8,778,000.

      The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In order to utilize the deferred tax asset, the Company must have the ability to generate sufficient future taxable income to realize the tax benefits. The Company has available the following tax-planning strategies to generate additional taxable income in the future above historical levels:

      1) The Company, as of December 31, 1995, has approximately 83% of its $1.1 billion investment portfolio invested in taxable securities compared to 76% at December 31, 1994. By converting the remainder of its investment portfolio from tax-exempt securities and investing new cash flow into taxable securities, the Company could increase its future taxable income.

      2) The Company could reinsure outstanding loss reserves and thus eliminate the temporary difference related to the discounting of loss reserves for tax purposes.

      The Company has a strong record of profitable operations. Except for the losses arising from the Northridge Earthquake, the Company has been profitable for each of the past 10 years. Over the last five years, the Company's combined ratio has been approximately 99% excluding the Northridge Earthquake, and investment earnings have averaged approximately $101 million a year over the same five year period. Historically, the Company has generated almost all of its profits from its automobile line of business. In accordance with the order by the California Department of Insurance, the Company is withdrawing from the homeowner, condominium and earthquake lines of business. As of July 23, 1995, the Company was out of the earthquake line of business and will be out of the homeowner and condominium line of business by July 23, 1997. This withdrawal will substantially reduce the Company's exposure to future earthquake catastrophes.

      The Company believes that because of its historically strong earnings performance, return to profitability in 1995, and the tax planning strategies available, it is more likely than not that the Company will realize the benefit of the deferred tax asset, and therefore, no valuation allowance has been established.

      Income taxes do not bear the expected relationship to income because of differences in the recognition of revenue and expense for tax and financial reporting purposes. The tax effects of such differences are:

                                                    YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                                 1995           1994          1993
                                                 ----           ----          ----
                                                      (Amounts in thousands)
        Federal income tax (benefit)
          at statutory rate                    $  35,422      $(275,138)     $ 44,431
        (Decrease) increase due to:
          Tax-exempt income, net                  (3,520)       (13,535)      (24,492)
          Adjustment of deferred tax for
          1% increase in tax rate                   -             1,696        (1,074)
          Other                                     (327)        (1,110)         (515)
                                               ---------      ---------      --------
        Federal taxes on income                $  31,575      $(288,087)     $ 18,350
                                               =========       ========      ========

The statutory tax rate was 35% for 1993 through 1995.

      Cash paid for income taxes was $65,000, $-0- and $26,026,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 5.  EMPLOYEE BENEFITS

Pension Plan and Supplemental Executive Retirement Plan

      The Company sponsors a non-contributory defined benefit pension plan (Pension Plan) which covers essentially all employees who have completed at least one year of service. The benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. The Pension Plan's assets consist of high-grade fixed income securities and cash equivalents.

      The Company also sponsors unfunded Supplemental Executive Retirement Plans (Supplemental Plan) which cover certain key employees, designated by the Board of Directors. The Supplemental Plan benefits are based on years of service and compensation during the last three years of employment, and are reduced by the benefit payable from the Pension Plan.

      The net periodic pension cost for these plans reflected in the 1995, 1994 and 1993 Consolidated Statements of Operations is $3,147,000, $3,722,000, and $2,998,000, respectively. Accrued pension costs reflected in the Consolidated Balance Sheets at December 31, 1995 and 1994 are $5,637,000 and $4,713,000, respectively.

Savings and Security Plan

      The Company has voluntary qualified contributory savings and security plans for eligible employees which incorporate Section 401(k) of the Internal Revenue Code to permit certain pre-tax contributions by participants. Under the plans, the Company matches 75% of all employee contributions up to a limit of 6% of each participating employee's compensation. Contributions charged against operations were $2,376,000, $2,210,000 and $1,943,000 in 1995, 1994 and 1993, respectively.

NOTE 6.  LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                 1995         1994        1993
                                                 ----         ----        ----
                                                     (AMOUNTS IN THOUSANDS)
Reserves for losses and loss adjustment
  expenses, net of reinsurance recover-
  ables on unpaid losses, at beginning
  of year                                    $  755,101   $  574,619    $554,034
Incurred losses and loss adjustment
  expenses, net of reinsurance:
    Provision for insured events of the
      current year, net of reinsurance          891,066    1,912,799     930,437
    Decrease in provision for
      insured events of prior years,
      net of reinsurance                        (39,464)     (84,453)    (62,986)
                                             ----------   ----------    --------
    Total incurred losses and loss
      adjustment expenses, net of
      reinsurance                               851,602    1,828,346     867,451
                                             ----------   ----------    --------
Payments, net of reinsurance:
    Losses and loss adjustment expenses
      attributable to insured events of
      the current year, net of reinsurance      534,414    1,302,988     519,232
    Losses and loss adjustment expenses
      attributable to insured events of
      prior years, net of reinsurance           519,969      344,876     327,634
                                             ----------   ----------    --------
      Total payments, net of reinsurance      1,054,383    1,647,864     846,866
                                             ----------   ----------    --------
Reserves for losses and loss adjustment
  expenses, net  of reinsurance recover-
  ables on unpaid losses, at year end           552,320      755,101     574,619
Reinsurance recoverables on unpaid
  losses, at year end                            32,514        1,142       2,871
                                             ----------   ----------    --------
Reserves for losses and loss adjust-
  ment expenses, gross of reinsurance
  recoverables on unpaid losses, at
  year end                                   $  584,834   $  756,243    $577,490
                                             ==========   ==========    ========

      As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $39,464,000, $84,453,000 and $62,986,000 in 1995, 1994 and 1993, respectively, due to a combination of improvements in the claims handling process, unanticipated decreases in frequency and random fluctuations in severity. The 1995 decrease in provision for insured events of prior years is affected by a $28 million net increase in losses related to the Northridge Earthquake.

NOTE 7.  BANK LOAN PAYABLE

      Effective December   1995, the  Company increased  its reducing-revolver
credit facility (the Facility) to an aggregate commitment of $225 million.

      As of December 31, 1995, the Company's outstanding advances against the Facility totalled $175 million for which loan origination fees totaling $9.8 million were incurred. Loan fees are being amortized over the life of the Facility. Interest is charged at a variable rate based, at the option of the Company, on either (1) the contractually defined Alternate Base Rate (ABR) plus a margin of 0.25% or (2) the Eurodollar Rate plus a margin of 1.00%. Margins will be adjusted in relation to certain financial and operational levels of the Company. The ABR is defined as a daily rate which is the higher of (a) the prime rate for such day or (b) the Federal Funds Effective Rate for such day plus 1/2% per annum. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the loan agreement. At December 31, 1995, the annual interest rate for the specified interest period was approximately 6.9%. Interest paid was $12,636,000 in 1995 and $7,277,000 in 1994.

      On both April 1, 1996 and July 1, 1996, the aggregate commitment will be reduced by $5,625,000, and thereafter by $11,250,000 on the first day of each quarter through the Facility's maturity on April 1, 2001. Principal repayments are required when total outstanding advances exceed the aggregate commitment. The Company may prepay principal amounts of the advances, as well as voluntarily cause the aggregate commitment to be reduced at any time during the term of the Facility.

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

      The effect of reinsurance on premiums written and earned is as follows (amounts in thousands):

                              1995                      1994                    1993
                    -----------------------   ----------------------  ----------------------
                     Written       Earned       Written     Earned     Written      Earned
                    ----------   ----------   ----------  ----------  ----------  ----------

      Gross         $1,063,962   $1,073,556   $1,078,663  $1,080,086  $1,033,895  $1,001,510
      Ceded           (137,345)    (109,759)     (45,926)    (46,083)    (11,993)    (11,798)
                    ----------   ----------   ----------  ----------  ----------  ----------
      Net premiums  $  926,617   $  963,797   $1,032,737  $1,034,003  $1,021,902  $  989,712
                    ==========   ==========   ==========  ==========  ==========  ==========

      Loss and loss adjustment expenses have been reduced by reinsurance ceded as follows (amounts in thousands):
                                        1995            1994           1993
                                      --------       ----------      --------
  Gross losses and loss
    adjustment expenses incurred     $921,104       $1,905,161       $871,151
  Ceded losses and loss
    adjustment expenses               (69,502)         (76,815)        (3,700)
                                     --------       ----------       --------
  Net losses and loss
    adjustment expenses incurred     $851,602       $1,828,346       $867,451
                                     ========       ==========       ========

      In connection with an investment agreement formed in 1995 with American International Group, Inc. ("AIG") (see Note 14), each of the Company's insurance subsidiaries entered into a five-year quota share reinsurance agreement with an AIG affiliate to provide coverage for all ongoing lines of business. Under this contract, 10% of each subsidiary's premiums earned and losses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 are ceded. Substantially all of the Company's reinsurance receivables are due from the AIG affiliate. At the end of the five-year period, the AIG affiliate may elect to renew the agreement annually at declining coverage percentages. A ceding commission of 10.8% was earned by the insurance subsidiaries for 1995 and, thereafter, is paid a ceding commission at a rate equal to their actual underwriting expense ratio.

      The Company maintains a catastrophe reinsurance program to provide coverage through the run-off period of its remaining homeowner and condominium policies. The program currently in place provides coverage for the period from July 1, 1995 through June 30, 1996 for a total annual premium of approximately $13 million. Coverage under these treaties is provided by a number of domestic, foreign and London market companies in two layers as follows:

              Catastrophe                Company            Reinsurance
               Loss Layer               Retention             Amount
          ------------------           -----------          -----------

          first $ 10,000,000           $7,750,000          $  2,250,000
          next  $ 90,000,000           $4,500,000          $ 85,500,000

      The Company has a homeowners' excess-of-loss reinsurance treaty with General Reinsurance Corporation. In this excess treaty, the reinsurer's limit is $650,000 in excess of the Company's retention of $300,000 per risk, subject to a maximum reinsurer's limit of $1,300,000 per occurrence. The Company has a quota share treaty for its Personal Excess Liability Policy business whereby it cedes 60% of its business.

NOTE 9.  LEASE COMMITMENTS

      The Company leases office space in a building in Woodland Hills, California. The lease was amended in October 1994, extending the lease term until November 1999. The lease may be renewed for two consecutive five-year periods. The Company also leases office space in several other locations throughout California, primarily for claims servicing.

      Minimum rental commitments under the Company's lease obligations are as follows:
                            1996              $10,744,000
                            1997               10,477,000
                            1998                8,865,000
                            1999                7,963,000
                            2000                1,890,000
                         Thereafter             1,085,000

      Rental expense charges to operations for the years ended December 31, 1995, 1994 and 1993 were $12,062,000, $11,694,000, and $11,259,000, respec-
tively.

NOTE 10.  STOCKHOLDERS' EQUITY

Retained Earnings:

      The Company's insurance subsidiaries have restrictions affecting the amount of stockholder dividends which may be paid to the parent company within any one year without the approval of the California Department of Insurance. The California Insurance Code provides that amounts may be paid as dividends from earned surplus on an annual, noncumulative basis, without prior approval by the California Department of Insurance, up to the greater of (1) net income for the preceding year, or (2) 10 percent of statutory surplus as regards policyholders as of the preceding December 31.

      Stockholder's  equity  of  the  insurance  subsidiaries  on  a statutory accounting basis at December 31, 1995 and 1994 was $358,474,000 and $207,018,000, respectively. Statutory net income (loss) for the insurance subsidiaries was $118,562,000, $(657,331,000) and $96,218,000 for the years ended December 31, 1995, 1994  and 1993, respectively.

Restricted Shares Plan:

      The plan provides for grants of common shares not to exceed 921,920 shares to be made to key employees as determined by the Key Employee Incentive Committee of the Board of Directors. At December 31, 1995, 313,474 common shares remain available for future grants. Upon issuance of grants of common shares under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year period of the grant.Amortization of unearned compensation was $550,000, $431,000 and $320,000 in 1995, 1994 and
1993, respectively. At December 31, 1995 and 1994, unearned compensation, net of amortization, was $605,000 and $1,153,000, respectively. The common shares are restricted for 5 years retroactive to the first day of the year of grant. Restrictions are removed on 20% of the shares of each employee on January 1 of each of the 5 years following the year of grant. A summary of grants outstanding under the plan from 1993 through 1995 is as follows:

                                                COMMON     MARKET PRICE PER
                                                SHARES   SHARE ON DATE OF GRANT
                                                ------   ----------------------

Outstanding, December 31, 1992                  54,950

Granted in 1993                                 21,225        $28.13
Vested in 1993                                  19,460
Cancelled or forfeited                            -
                                               -------
Outstanding, December 31, 1993                  56,715

Granted in 1994                                 25,000        $27.38
Vested in 1994                                  18,543
Cancelled or forfeited                            -
                                               -------
Outstanding, December 31, 1994                  63,172

Granted in 1995                                 35,813        $11.17
Vested in 1995                                  40,224
Cancelled or forfeited                          14,878
                                               -------
Outstanding, December 31, 1995                  43,883
                                               =======

Stock Option Plan

      On May 25, 1995, the shareholders of the Company approved the 1995 Stock Option Plan (the "Plan"), which provides for the grant of stock options to key employees and non-employee directors of the Company. The aggregate number of common shares issued and issuable under the Plan shall not exceed 1,000,000. At December 31, 1995, options to purchase 180,000 common shares have been granted with an average exercise price of $12.56 per share.

NOTE 11.  LITIGATION

      Lawsuits arising from claims under insurance contracts are provided for through loss and loss adjustment expense reserves established on an ongoing basis. From time to time, the Company has been named as a defendant in lawsuits incident to its business. Some of these actions assert claims for exemplary or punitive damages which are not insurable under California judicial decisions. The Company vigorously defends these actions unless a reasonable settlement appears appropriate. While any litigation has an element of uncertainty, the Company believes that the ultimate outcome of pending actions will not have a material adverse effect on its consolidated financial condition or results of operations.

NOTE 12.  PROPOSITION 103

      On January 27, 1995, the Company announced a settlement of rebate liabilities associated with Proposition 103, which was passed by California voters on November 8, 1988, for $78 million.

      By the second quarter of 1995, the Company had refunded $46 million to customers specified in the settlement, representing an average payment per household of $80.00, approximately 7.5 percent of premiums paid between November 8, 1988 and November 7, 1989. In accordance with the settlement, the Company offset the increase in earthquake losses associated with the 1994 Northridge Earthquake with $32 million in funds previously set aside for potential Proposition 103 rebates. In addition as part of the settlement, the Company obtained an additional $15 million from the existing bank credit facility and $20 million from the issuance of 20,000 additional shares of preferred stock to AIG ( see Notes 7 and 14, respectively ) and contributed $30 million to the surplus of the insurance subsidiaries.

NOTE 13.  NORTHRIDGE EARTHQUAKE

      The Northridge, California Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company. Since the event occurred, the Company and other members of the property and casualty insurance industry have revised their estimates of claim costs and related expenses several times.

      The Company's estimate of gross losses and allocated loss adjustment expenses for this catastrophe as of December 31, 1995 is $1 billion, of which $60 million was recorded in 1995. In accordance with the terms of the settlement with the California Department of Insurance, the Company offset the increase in earthquake losses with approximately $32 million in funds previously set aside for potential Proposition 103 rebates.

NOTE 14.  CAPITAL TRANSACTIONS

      On December 16, 1994, the Company received $216 million of equity capital from AIG and in exchange, issued (i) 200,000 shares of Series A 9% Convertible Preferred Stock, par value $1.00 per share, at a price and liquidation value of $1,000 per share and convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants to purchase an aggregate 16,000,000 shares of the Company's Common Stock at $13.50 per share (collectively, the "Investment Agreement"). In 1995, an additional 20,000 shares of preferred stock were issued to AIG in exchange for $20,000,000 of equity capital. The Series A Preferred Stock ranks senior to the Common Stock in respect to dividend and liquidation rights. Cash dividends of $14,622,750 were paid on the preferred stock. Preferred stock dividends in kind of $4,950,000, representing 4,950 additional shares, were issued on June 26, 1995. Per the Investment Agreement, the exercise price of the Series A Warrants is reduced $.08 per share for each million dollars of gross losses and allocated loss adjustment expenses in excess of $945 million with respect to the Northridge Earthquake through December 31, 1995. As the Company's estimate of the gross losses and loss adjustment expenses for the Northridge Earthquake rose to $1 billion at December 31, 1995, the exercise price of the Series A Warrants declined to $9.10 per share. The Common Stock Warrants are generally exercisable from February 1998 to February 2007.

      As part of the Investment Agreement, a 10% quota share reinsurance agreement with an AIG affiliate applicable to each of the Company's insurance subsidiaries' entire book of business was implemented on January 1, 1995 (see
Note 8).

NOTE 15.  UNAUDITED QUARTERLY RESULTS

     The summarized unaudited quarterly results of operations were as follows:

                                               QUARTER ENDED
                       -----------------------------------------------------------
                         MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                         --------        -------      ------------    -----------
                              (Amounts in thousands, except per share data)
   1995
   ----
Revenues                $ 270,091       $ 262,748       $ 261,093     $ 261,730
Net income (loss)       $  (1,418)      $  14,611       $  30,132     $  26,305
Primary earnings (loss)
  per common share      $   (0.12)      $     .18       $     .44     $     .36
Fully diluted earnings
  (loss) per common
  share                      *               *          $     .39     $     .33



   1994
   ----
Revenues                $ 290,599       $ 333,506       $ 280,019     $ 276,194
Net income (loss)       $(339,993)      $   4,880       $(114,254)    $ (48,653)
Primary earnings (loss)
  per common share      $   (6.61)      $     .09       $   (2.22)    $    (.95)
Fully diluted earnings
  (loss) per common
  share                      -               -               -             *

* Fully diluted earnings (loss) per common share are not shown as the results are anti-dilutive.


      The quarterly earnings per share amounts do not add to annual amounts due to the changing dilutive effect of common stock equivalents as the price of the common stock fluctuates.

      The first quarter 1995 net loss was impacted by $14.2 million in pre-tax losses resulting from a series of severe storms as well as $6.0 million of catastrophe reinsurance premiums related to the additional reinsurance coverage purchased in order to provide reinsurance coverage for the declining earthquake exposure. The second and fourth quarters of 1995 were adversely affected by increases in the net loss for the Northridge Earthquake of $11.7 million and $6.5 million, respectively.

      The net income (loss) for all four quarters of 1994 reflects the impact of the January 17 Northridge Earthquake, which were as follows: first quarter, $551.3 million; second quarter, $76.5 million; third quarter, $129.8 million; and fourth quarter, $126.2 million. The second quarter 1994 net income reflects approximately $50 million in realized capital gains from the sale of investments. The third quarter 1994 net loss reflects additional deferred revenue of $43.6 million and interest expense of $28 million related to the Proposition 103 order directing the Company to issue refunds totaling approximately $78.3 million, plus interest at 10% per annum from May 8, 1989 to September 30, 1994. The fourth quarter 1994 net loss reflects the reversal of all Proposition 103 interest accrued of approximately $44 million in accordance with a settlement with the California Department of Insurance.


NOTE 16.  RESULTS OF OPERATIONS BY LINE OF BUSINESS

      The following table presents premium revenue and underwriting profit
(loss) for the Company's insurance lines on a GAAP basis:

                                                         1995
                                                         ----
                                                     Homeowner          Personal
(Amounts in thousands)           Auto Lines       and Condominium   Excess Liability
                                 ----------       ---------------   ----------------

Gross premiums written           $  991,969         $   69,847         $    2,146
                                 ==========         ==========         ==========
Premiums earned                  $  920,560         $   42,394         $      843
                                 ==========         ==========         ==========
Underwriting profit (loss)       $  103,744         $  (78,976)        $      469
                                 ==========         ==========         ==========

                                                         1994
                                                         ----
                                                     Homeowner          Personal
                                 Auto Lines       and Condominium   Excess Liability
                                 ----------       ---------------   ----------------

Gross premiums written           $  991,268         $   85,088         $    2,307
                                 ==========         ==========         ==========
Premiums earned                  $  981,893         $   51,166         $      944
                                 ==========         ==========         ==========
Underwriting profit (loss)       $  (45,850)        $ (879,221)        $      997
                                 ==========         ==========         ==========

                                                         1993
                                                         ----
                                                     Homeowner          Personal
                                 Auto Lines       and Condominium   Excess Liability
                                 ----------       ---------------   ----------------

Gross premiums written           $  932,497         $   99,060         $    2,338
                                 ==========         ==========         ==========
Premiums earned                  $  908,523         $   80,630         $      559
                                 ==========         ==========         ==========
Underwriting profit (loss)       $   23,800         $  (11,641)        $      484
                                 ==========         ==========         ==========

      In 1995, the Homeowner and Condominium line experienced an underwriting loss primarily as a result of first quarter weather-related losses of $14.2 million, earthquake-related catastrophe reinsurance premiums of $24 million, Northridge Earthquake-related losses of $60 million, and an
overall decline  in   homeowner and
condominium premium volume in accordance with the order from the DOI to discontinue writing new homeowners and condominium owners policies and earthquake coverages. The Auto line reflects a $30 million reduction in amounts previously set aside for Proposition 103 rebates due to the increase in earthquake-related losses, in accordance with the order from the DOI.

       In 1994, both the Auto and Homeowner and Condominium lines experienced an underwriting loss due to the high level of claims incurred as a result of the January 17 Northridge Earthquake and the cost of the Proposition 103 rollback order.

       In 1993 , the Homeowner and Condominium line experienced an underwriting loss primarily as a result of first quarter weather-related losses of approximately $4.6 million, and the third quarter Southern California fires with related net losses incurred of approximately $4.3 million and $2.6 million in assessments for the Company's share of California Fair Plan losses. The underwriting loss also included losses of approximately $1 million related to the 1991 Oakland, California fire.

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

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

                                   PART IV
                                   -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    DOCUMENTS FILED WITH THIS REPORT
            (1)  FINANCIAL STATEMENTS.                                      PAGE
            The following consolidated financial statements of the          ----
            Company are filed as part of this report:
              (i)       Report of independent accountants;..................  40

             (ii)       Consolidated balance sheets-December 31, 1995 & 1994; 41

            (iii)       Consolidated statements of operations--Years ended
                        December 31, 1995, 1994 and 1993;...................  43

             (iv) Consolidated statement of changes in stockholders' equity--Years ended December 31, 1995, 1994 and 1993; 44

              (v)       Consolidated statements of cash flows--Years ended
                        December 31, 1995, 1994 and 1993;...................  45
             (vi)       Notes to consolidated financial statements..........  47

            (2)  SCHEDULES
            The following financial statement schedule required to be filed by
            Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

            Schedule I - Condensed Financial Information of Registrant....    73

            Schedules II, III, IV, and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                 (3)  EXHIBITS REQUIRED.
            The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K. 3 Articles of Incorporation and the By-Laws as amended in the fiscal year ended December 31, 1994.
            4 A Specimen Common Stock Certificate is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1985, in which it was included as an exhibit.
            10 The contracts listed below as 10(a) and 10(b) are incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1985, and 10(c) through 10(g) are amended or added for the fiscal year ended December 31, 1987, 10(h) and 10(i) are for the fiscal year ended December 31, 1988, 10(j) and 10(k) are for the fiscal year ended December 31, 1989, 10(l) is amended for the fiscal year ended December 31, 1990, 10(m) is amended for the fiscal year ended December 31, 1995, 10(n) is amended for the fiscal year ended December 31, 1996, 10(o) and 10(p) are incorporated herein by reference from the Registrant's Form 8-K dated October 5, 1994, 10(q) is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1994, 10(r) is amended for the fiscal year ended December 31, 1995, 10(s) and 10(t) are incorporated herein by reference from the Registrant's Form 10-Q dated November 13, 1994, 10(u) and 10(v) are incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1994, 10(w) is amended for the fiscal year ended December 31, 1995, and 10(x) is incorporated herein by reference from the Registrant's Form S-8 dated July 26, 1995.
                  10(a)       First   Amended    Employment   Agreement    and
                              Retirement  Agreement  between  the  Company and
                              Louis W. Foster.
                  10(b)       Life Insurance Agreement for key officers.
                  10(c)       20th Century Industries Restricted Shares  Plan,
                              as amended.
                  10(d)       Restricted Shares Agreement.
                  10(e)       Split  Dollar  Insurance  Agreement  between the
                              Company and Stanley M. Burke, as trustee of the 1983 Foster Insurance Trust.

                  10(f)       Property Reinsurance Agreement No. 7288  between
                              the Company and General Reinsurance Corporation.
                  10(g)       Note payable with Bank of America.
                  10(h)       20th Century  Industries supplemental  executive
                              retirement plan, as amended.
                  10(i)       Amendment  and   restatement  of   20th  Century
                              Industries pension plan.
                  10(j)       Software  system  agreement  between the Company
                              and Management Science America, Inc.
                  10(k)       Employment contract for a key officer.
                  10(l)       20th  Century  Industries  Savings  and Security
                              Plan, as amended.
                  10(m)       Property Catastrophe  Reinsurance Agreement  No.
                              P3341-1  and  2  between  20th Century Insurance
                              Company and/or 21st Century Casualty Company and
                              Guy Carpenter and  Company, Inc., a  reinsurance
                              intermediary, as amended.
                  10(n)       PELP Reinsurance Contract, as amended.
                  10(o)       Letter  of  intent   between  the  Company   and
                              American International Group, Inc.
                  10(p)       Stock Option Agreement  between the Company  and
                              American International Group, Inc.
                  10(q)       Property Catastrophe Excess of Loss  Reinsurance
                              Agreement between 20th Century Insurance Company
                              and/or   21st   Century   Casualty  Company  and
                              National Indemnity Company.
                  10(r)       Credit Agreement between the Company, Union Bank
                              and  The  First  National  Bank  of  Chicago, as
                              amended.
                  10(s)       Investment  and  Strategic  Alliance   Agreement
                              between the  Company and  American International
                              Group, Inc.
                  10(t)       Amendment and Waiver between the Company,  Union
                              Bank and The First National Bank of Chicago.
                  10(u)       Amendment No. 2 and Waiver between the  Company,
                              Union  Bank  and  The  First  National  Bank  of
                              Chicago.
                  10(v)       Amendment  No. 1  to  Investment  and  Strategic
                              Alliance  Agreement  between  the  Company   and
                              American Internal Group, Inc.

                  10(w)       Quota Share  Reinsurance Agreement  between 20th
                              Century   Insurance    Company   and    American
                              International Insurance Company and 21st Century
                              Casualty  Company  and  American   International
                              Insurance Company, as amended.
                  10(x)       20th Century  Industries Stock  Option Plan  for
                              eligible employees and nonemployee directors.
            11    Computation of Earnings Per Common Share.
            21    Subsidiaries of Registrant.
            23    Consent of Independent Accountants.
            28    Information  from  reports  furnished  to  state   insurance
                  regulatory authorities.
                  28(a)       20th Century Insurance Company
                  28(b)       21st Century Casualty Company

      (b)   REPORTS ON FORM 8-K.

            There were no reports on Form 8-K filed for the three months ended December 31, 1995.


                                                                   SCHEDULE I
                      20TH CENTURY INDUSTRIES (PARENT COMPANY)
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   BALANCE SHEETS
                                       ASSETS
                                                        DECEMBER 31,
                                                ------------------------------
                                                     1995             1994
                                                     ----             ----
                                           (Amounts in thousands, except share data)

Cash                                                $  8,699       $ 31,283
Accrued interest income                                 -               499
Prepaid loan fees                                      7,794          6,520
Other current assets                                   1,485          1,701
Accounts receivable from subsidiaries                    868          4,050
Investment in non-consolidated insurance
  subsidiaries at equity                             624,574        442,871
Other assets                                          14,068         12,371
                                                    --------       --------
                                                    $657,488       $499,295
                                                    ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to subsidiaries                    $    322       $  3,705
Accounts payable and accrued expenses                 15,581         17,646

Bank loan payable                                    175,000        160,000
                                                    --------       --------
  Total liabilities                                  190,903        181,351
                                                    --------       --------

Stockholders' equity:
Capital Stock
  Preferred stock, par value $1.00 per share;
    authorized 500,000 shares, none issued
  Series A convertible preferred stock,
    stated value $1,000 per share, authorized
    376,126 shares, outstanding 224,950 in
    1995                                             224,950        200,000
  Common stock, without par value; author-
    ized 110,000,000 shares, outstanding
    51,493,406 in 1995 and 51,472,471 in
    1994                                              69,805         69,340
  Common stock warrants                               16,000         16,000
Unrealized investment gains (losses) of
  insurance subsidiaries - net                        33,508        (39,777)
Retained earnings                                    122,322         72,381
                                                    --------       --------
  Total stockholders' equity                         466,585        317,944
                                                    --------       --------
                                                    $657,488       $499,295
                                                    ========       ========
See note to condensed financial statements.

                                                                        SCHEDULE I


                         20TH CENTURY INDUSTRIES (PARENT COMPANY)


                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                STATEMENTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                           -----------------------------------------

                                                1995           1994           1993
                                                ----           ----           ----
                                          (Amounts in thousands, except per share data)
      REVENUES

        Interest                             $   1,390      $   1,139        $      2


        Other                                    1,269              -               -
                                             ---------      ---------        --------


           Total                                 2,659          1,139               2

      EXPENSES

        Loan interest and fees                  15,897          8,348               -

        General and administrative                 544            685             644
                                             ---------      ---------        --------
           Total                                16,441          9,033             644

      Loss before income tax refund            (13,782)        (7,894)           (642)

        Refund of income taxes                  (4,994)        (2,763)           (225)
                                             ---------      ---------        --------

      Net loss before equity in net
        income of insurance subsidiaries        (8,788)        (5,131)           (417)

      Net income (loss) of non-consolidated
        insurance subsidiaries                  78,418       (492,889)        112,972
                                             ---------      ---------        --------

           NET INCOME (LOSS)                 $  69,630      $(498,020)       $112,555
                                             =========      =========        ========

      EARNINGS (LOSS) PER COMMON SHARE

        Primary                              $     .88      $   (9.69)       $   2.19
                                             =========      =========        ========

        Fully diluted                        $     .88      $   (9.69)
                                             =========      =========


      See note to condensed financial statements.

                                                                               SCHEDULE I
                               20TH CENTURY INDUSTRIES (PARENT COMPANY)

                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       STATEMENTS OF CASH FLOWS


                                                          YEARS ENDED DECEMBER 31,
                                                --------------------------------------------

                                                      1995           1994            1993
                                                      ----           ----            ----
                                                            (Amounts in thousands)
      OPERATING ACTIVITIES:

        Net income (loss)                         $  69,630      $(498,020)      $ 112,555

        Adjustments to reconcile net
          income to net cash provided
          (used) by operating activities:

        Net (income) loss of non-consolidated
          insurance subsidiaries                    (78,418)       492,889        (112,972)

        Reimbursement of depreciation and
          amortization by non-consolidated
          subsidiaries                                  572            550             586

        Loss on sale of fixed assets                     72             42             138

        Effects of common stock issued
          under restricted shares plan                  465            492             417

        Dividends received from non-consolidated
          insurance subsidiaries                       -            16,471          33,120

        Change in other assets, other
          liabilities, and accrued
          income taxes                               (4,116)       (43,006)         17,285
                                                  ---------       --------       ---------


      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                $ (11,795)      $(30,582)      $  51,129


                                                                              SCHEDULE I
                               20TH CENTURY INDUSTRIES (PARENT COMPANY)

                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       STATEMENTS OF CASH FLOWS

                                             (Continued)

                                                            YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------

                                                       1995           1994             1993
                                                       ----           ----             ----
                                                                 (Amounts in thousands)
      INVESTING ACTIVITIES:


        Capital contributed to 21st Century
          Casualty Company                        $    -         $ (40,841)       $(17,500)

        Capital contributed to 20th Century
          Insurance Company                         (30,000)      (256,612)           -

        Purchase of equipment                        (1,472)          (478)           (946)

        Proceeds from sale of equipment                 306            144             291
                                                  ---------      ---------       ---------

        NET CASH USED BY INVESTING ACTIVITIES       (31,166)      (297,787)        (18,155)

      FINANCING ACTIVITIES:

        Proceeds from issuance of preferred stock    20,000        200,000            -

        Proceeds from issuance of stock warrants       -            16,000            -

        Proceeds from bank loan                      15,000        160,000            -

        Dividends paid                              (14,623)       (16,471)        (32,926)
                                                  ---------      ---------        --------

        NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                       20,377       (359,529)        (32,926)
                                                  ---------      ---------        --------

      Net increase (decrease) in cash               (22,584)        31,160              48

      Cash, beginning of year                        31,283            123              75
                                                  ---------      ---------        --------

      Cash, end of year                           $   8,699      $  31,283        $    123
                                                  =========      =========        ========

      Supplemental disclosures of cash flow information:
            Cash  paid  for  interest  was  $12,636,000, $7,277,000 and $-0- for the years ended
      December 31, 1995, 1994 and 1993, respectively.


      See note to condensed financial statements.

                                                                      SCHEDULE I
                      20TH CENTURY INDUSTRIES (PARENT COMPANY)
                      NOTE TO CONDENSED FINANCIAL STATEMENTS

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

                                        20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                                       (Registrant)



Date:  March 27, 1996                   By:         William L. Mellick
       --------------                      -------------------------------------
                                           President and Chief Executive Officer







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 27th of March, 1996.



          SIGNATURE                          TITLE
          ---------                          -----



                                 President and Chief Executive Officer
      William L. Mellick             (Principal Executive Officer)
------------------------------



                                     Senior Vice President
                                  and Chief Financial Officer
      Robert B. Tschudy          (Principal Financial Officer)
------------------------------



                                Treasurer and Assistant Secretary
       Margaret Chang             (Principal Accounting Officer)
------------------------------

          SIGNATURE                         TITLE
          ---------                         -----


       John B. Denault               Chairman of the Board
-----------------------------


      William L. Mellick            Chief Executive Officer and Director
------------------------------


       Stanley M. Burke                   Director
-----------------------------


       John B. Denault III                Director
------------------------------


        Louis W. Foster                   Director
------------------------------


    R. Scott Foster, M.D.                 Director
------------------------------