Form 10-Q
period 1996-03-31
20TH CENTURY INDUSTRIES
filed 1996-05-14
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996                   Commission File Number 0-6964
                                                                          ------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for the past 90 days.


YES         X                  NO
    -----------------              ---------------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at April 22, 1996
Common Stock, Without Par Value                       51,512,006 shares

                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     A S S E T S


                                                    March 31,          December 31,
                                                      1996                 1995
                                                      ----                 ----
                                                   (unaudited)
                                                       (Amounts in thousands)
Investments:


     Fixed maturities - available-for-
       sale, at fair value - Note 3                $1,078,117          $1,125,548
     Equity securities, at fair value                   2,226               1,564
                                                   ----------          ----------
       Total investments                            1,080,343           1,127,112
Cash and cash equivalents                              54,503              50,609
Accrued investment income                              19,830              19,862
Premiums receivable                                    87,538              90,835
Reinsurance receivables and recoverables               58,695              48,314
Prepaid reinsurance premiums                           28,901              28,823
Deferred income taxes - Note 4                        211,063             206,230
Deferred policy acquisition costs                      10,023              10,481
Other assets                                           25,015              26,620
                                                   ----------          ----------

                                                   $1,575,911          $1,608,886
                                                   ==========          ==========



See accompanying notes to financial statements.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     March 31,          December 31,
                                                       1996                 1995
                                                       ----                 ----
                                                    (unaudited)
                                            (Amounts in thousands, except share data)


Unpaid losses and loss
  adjustment expenses                              $  566,559          $  584,834

Unearned premiums                                     279,480             288,927

Bank loan payable - Note 5                            175,000             175,000

Claims checks payable                                  46,818              49,306

Reinsurance payable                                    22,836              23,176

Other liabilities                                      29,140              21,058
                                                   ----------          ----------

     Total liabilities                              1,119,833           1,142,301
                                                   ----------          ----------

Stockholders' equity

     Capital stock

          Preferred stock, par value $1.00 per
            share; authorized 500,000 shares,
            none issued

          Series A convertible preferred
            stock, stated value $1,000 per
            share, authorized 376,126 shares,
            outstanding 224,950 in 1996 and
            1995                                      224,950             224,950

          Common stock without par value;
            authorized 110,000,000 shares,
            outstanding 51,512,006 in 1996
            and 51,493,406 in 1995                     69,889              69,805

          Common stock warrants                        16,000              16,000

     Unrealized investment gains, net                   2,396              33,508

     Retained earnings                                142,843             122,322
                                                   ----------          ----------

       Total stockholders' equity                     456,078             466,585
                                                   ----------          ----------

                                                   $1,575,911          $1,608,886
                                                   ==========          ==========


See accompanying notes to financial statements.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1996              1995
                                                     ----              ----
                                        (Amounts in thousands, except per share data)


REVENUES:
  Net premiums earned                            $  232,628         $  248,737
  Net investment income                              18,689             21,179
  Realized investment gains                           2,588                185
                                                 ----------         ----------
                                                    253,905            270,101
                                                 ----------         ----------
LOSSES AND EXPENSES:
  Net losses and loss
    adjustment expenses                             191,596            244,993
  Policy acquisition costs                            8,168             11,449
  Other operating expenses                           12,372             12,991
  Loan interest and fees expense                      3,565              4,388
                                                 ----------         ----------
                                                    215,701            273,821
                                                 ----------         ----------
  Income (loss) before
    federal income taxes                             38,204            (3,720)

  Federal income taxes (benefit) - Note 4            12,621            (2,302)
                                                 ----------         ---------

    NET INCOME (LOSS)                            $   25,583          $ (1,418)
                                                 ==========          =========

EARNINGS (LOSS) PER COMMON SHARE - Note 2
- - -----------------------------------------

PRIMARY                                          $     0.35          $  (0.12)
                                                 ==========          =========

FULLY DILUTED                                    $     0.32          $     -
                                                 ==========          =========



See accompanying notes to financial statements.


                               20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  Three Months Ended March 31, 1996
                                             (unaudited)


                            Convertible
                          Preferred Stock   Common Stock              Unrealized
                            $1 Par Value       Without      Common    Investment
                              Per Share       Par Value     Stock       Gains     Retained
                                Amount         Amount      Warrants    (Losses)   Earnings
                              ---------      ----------   ----------  ----------
                                               (Amounts in thousands)



Balance at January 1, 1996       $224,950       $ 69,805     $ 16,000   $ 33,508    $ 122,322
  Net profit for the three
    months                                                                             25,583
  Effects of common stock issued
    under restricted shares plan                      84
  Net change in unrealized
    gains (losses) on
    investments, net of
    taxes of $16,753                                                     (31,112)
  Cash dividends paid on
    preferred stock                                                                    (5,062)
                                 --------       --------     --------   --------    ---------
Balance at March 31, 1996        $224,950       $ 69,889     $ 16,000   $  2,396    $ 142,843
                                 ========       ========     ========   ========    =========



See accompanying notes to financial statements.



                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      1996               1995
                                                      ----               ----
                                                            (unaudited)
                                                       (Amounts in thousands)

OPERATING ACTIVITIES:
Net income (loss)                                  $   25,583          $   (1,418)

Adjustments to reconcile net
  income (loss) to net cash provided
  (used) by operating activities:

  Provision for depreciation
     and amortization                                   1,299               1,734

  Provision for deferred income taxes                  11,912              (2,302)

  Realized gains on sale of investments,
     fixed assets, etc.                                (2,590)               (136)

  Federal income taxes                                   (896)             74,064

  Prepaid reinsurance premiums
    and reinsurance receivables
    and recoverables                                  (10,459)            (25,336)

  Unpaid losses and loss
    adjustment expenses                               (18,276)            (70,535)

  Unearned premiums                                    (9,447)                 25

  Claims checks payable                                (2,488)             (4,013)

  Proposition 103 payable                                -                (16,001)

  Other                                                13,352              33,579
                                                   ----------          ----------

    NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                      $    7,990          $  (10,339)





                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (continued)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                    1996                1995
                                                    ----                ----
                                                           (unaudited)
                                                        (Amounts in thousands)

INVESTING ACTIVITIES:

  Investments available-for-sale:

    Purchases                                      $ (118,468)         $  (47,180)

    Called or matured                                  12,107               1,128

    Sales                                             107,674              16,101

  Net purchases of property and equipment                (347)               (521)
                                                   ----------          ----------

      NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES                           966             (30,472)

FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock              -                 20,000

  Proceeds from bank loan                                -                 10,000

  Dividends paid                                       (5,062)             (4,500)
                                                   ----------          ----------

    NET CASH PROVIDED (USED)
      BY FINANCING ACTIVITIES                          (5,062)             25,500
                                                   ----------          ----------

  Net increase (decrease) in cash                       3,894             (15,311)

  Cash, beginning of year                              50,609             249,834
                                                   ----------          ----------

  Cash, end of quarter                             $   54,503          $  234,523
                                                   ==========          ==========



See accompanying notes to financial statements.


                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries and Subsidiaries annual report on Form 10-K for the year ended December 31, 1995.

     2.   Earnings (Loss) Per Common Share

          Primary  earnings  (loss)  per  common  share  are  computed using the weighted average number of common shares plus the net effect of dilutive common equivalent shares (warrants and stock options) outstanding during the period. Common equivalent shares outstanding are computed using the modified treasury stock method. The primary weighted average number of shares was 59,294,292 and 51,435,734 for the three months ended March 31, 1996 and 1995, respectively. The fully diluted weighted average number of shares was 79,148,661 for the three months ended March 31, 1996 assuming conversion of the convertible preferred stock. Fully diluted earnings per share for the three months ended March 31, 1995 are not presented as the results are anti-dilutive.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



     3.   Investments

          In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies all of its bond portfolio as available-for-sale.

          The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of March 31, 1996 are as follows:

                                                  Gross      Gross
                                  Amortized    Unrealized  Unrealized     Fair
                                    Cost          Gains      Losses       Value
                                  ---------    ----------  ----------     -----
                                              (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies       $   44,127    $   122    $   261    $   43,988
Obligations of states and
  political subdivisions             258,785      1,826      8,288       252,323
Public utilities                     189,000      2,512      3,187       188,325
Corporate securities                 581,000     13,990      1,509       593,481
                                  ----------    -------    -------    ----------
  Total available-for-sale        $1,072,912    $18,450    $13,245    $1,078,117
                                  ==========    =======    =======    ==========


     4.   Income Taxes

          Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of March 31, 1996, the Company has a net operating loss carryforward of approximately $486,000,000 and $342,000,000 for regular tax and alternative minimum tax, respectively, and an alternative tax credit carryforward of $9,462,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     4.   Income Taxes  (continued)

          Federal income tax expense consists of:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1996             1995
                                                 ----             ----
                                                (Amounts in thousands)
          Current tax expense                 $     709        $    -
          Deferred tax expense (benefit)         11,912           (2,302)
                                              ---------        ---------
                                              $  12,621        $  (2,302)
                                              =========        =========

     5.   Bank Loan Payable

          Effective December, 1995, the Company increased its reducing-revolver credit facility (the "Facility") to an aggregate commitment of $225 million.

          As of March 31, 1996, the Company's outstanding advances against the Facility totalled $175 million for which loan origination fees totaling $9.8 million were incurred. Loan fees are being amortized over the life of the Facility. Interest is charged at a variable rate based, at the option of the Company, on either (1) the contractually defined Alternate Base Rate ("ABR") plus a margin of 0.25% or (2) the Eurodollar rate plus a margin of 1.00%. Margins will be adjusted in relation to certain financial and operational levels of the Company. The ABR is defined as a daily rate which is the higher of (a) the prime rate for such day or (b) the Federal Funds Effective Rate for such day plus 1/2% per annum. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the loan agreement. At March 31, 1996, the annual interest rate for the specified interest period was approximately 6.5%. Interest paid was approximately $980,000 and $3.7 million for the three months ended March 31, 1996 and 1995, respectively.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     5.   Bank Loan Payable (continued)

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

     6.   Stock Option Plan

          On May 25, 1995, the shareholders of the Company approved the 1995 Stock Option Plan (the "Plan"), which provides for the grant of stock options to key employees and nonemployee directors of the Company. The aggregate number of common shares issued and issuable under the Plan shall not exceed 1,000,000. At March 31, 1996, options to purchase common shares were granted as follows:

                                                  Common        Market Price
                                                   Share        per Share on
                                                  Options       Date of Grant
                                                  -------       -------------

          Outstanding, January 1, 1996            180,000          $12.560

          Granted in 1996                         339,839          $19.375
                                                  -------

          Outstanding, March 31, 1996             519,839
                                                  =======

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- - -------------------

The Company's performance improved markedly in the first quarter of 1996 as it continued toward a full recovery from the financial effects of the 1994 Northridge Earthquake. The Company's strategy to focus on its core automobile insurance business was rewarded in 1996 with favorable underwriting results, demonstrating the profitability and stability of the line. Overall, the Company achieved an underwriting profit of $20.5 million and net income of $25.6 million on revenues of $253.9 million for the quarter ended March 31, 1996.

As a result of the capital infusion by American International Group, Inc. ("AIG") in December 1994 and subsequent operating profits, the Company's statutory surplus has been restored to levels within the regulatory norm. As of March 31, 1996, the Company's insurance subsidiaries had a combined statutory surplus of $401.6 million, a ratio of 2.4:1 of net written premium to surplus, and was in compliance with California Department of Insurance ("DOI") requirements and its loan covenants.

The Company received approval from the DOI to implement a new automobile rating plan effective March 15, 1996, which includes an overall 3.15% rate reduction. The Company expects the new rates, combined with an aggressive marketing and advertising campaign, to restore unit growth in the automobile line. Because the Company is still subject to the order issued by the DOI in June 1994, the homeowner and condominium policies will be non-renewed starting in July 1996, and the Company will be fully withdrawn from this line by the end of July 1997.

As of March 31, 1996, the Company had total cash of $54,503,000 and total investments at fair value of $1,080,343,000. Of the Company's total investments, 21% at fair value was invested in tax-exempt state and municipal bonds and 79% was invested in taxable government, corporate and municipal securities.

Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. The Company believes it can meet its current cash requirements through cash flow from operations.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

At March 31, 1996, the Company has $225 million of preferred stock outstanding, bearing dividends of 9% per year payable quarterly in cash or in kind. Cash dividends of $5,061,375 were paid in the first quarter of 1996.

The Company has a revolving credit line of $225 million, with interest obligations varying according to market conditions. As of March 31, 1996, the outstanding balance on the loan was $175 million. Presently, interest is paid quarterly, with interest payments of $980,000 and $2.9 million on January 9, 1996 and April 10, 1996, respectively.

Funds required by 20th Century Industries to pay dividends and meet its debt obligations are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law. As of March 31, 1996, both net income and earned surplus were sufficient to enable the subsidiaries to declare a $10 million dividend to the parent to service the debt and preferred dividend requirements, which was paid on April 9, 1996.

Results of Operations
- - ---------------------

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- - -------------------------------------------------------------------------------

UNITS IN FORCE

Units in force for the Company's insurance programs as of March 31 were as follows:
                                             1996             1995
                                             ----             ----
Private Passenger Automobile
    (number of vehicles)                   1,033,274        1,112,223

Homeowner and Condominium
  (number of policies)                       170,481          197,336

Personal Excess Liability
  (number of policies)                        10,328           10,875
                                           ---------        ---------

                                           1,214,083        1,320,434
Total                                      =========        =========

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

The Company's voluntary auto units in force declined by 7.1% as compared to a year ago from 1,104,271 units in force at March 31, 1995 to 1,026,105 units in force at March 31, 1996. Assigned Risk units decreased by 9.9% from the same period a year ago, from 7,952 units in force at March 31, 1995 to 7,169 units in force at March 31, 1996.

Units in force for the Company's other programs, homeowner, condominium and personal excess liability, declined by 13.2% between March 31, 1995 and March 31, 1996 primarily as a result of the DOI's order for the Company to discontinue writing new homeowners, condominium owners and earthquake insurance in order to reduce the Company's earthquake exposure.

UNDERWRITING RESULTS

Premium revenue and underwriting results for the Company's insurance programs were as follows:
                                                   March 31,
                                             ---------------------
                                             1996             1995
                                             ----             ----

Gross Premiums Written
  Automobile                               $ 236,295        $ 252,778
  Homeowner and Condominium                   14,977           16,830
  Personal Excess Liability                      475              496
                                           ---------        ---------
  Total                                    $ 251,747        $ 270,104
                                           =========        =========

Net Premiums Earned
  Automobile                               $ 219,722        $ 242,945
  Homeowner and Condominium                   12,708            5,567
  Personal Excess Liability                      198              225
                                           ---------        ---------
  Total                                    $ 232,628        $ 248,737
                                           =========        =========

Underwriting Profit (Loss)
  Automobile                               $  20,504        $   3,662
  Homeowner and Condominium                     (228)         (24,286)
  Personal Excess Liability                      216              (72)
                                           ---------        ---------
  Total                                    $  20,492        $ (20,696)
                                           =========        =========

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Automobile

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. The Company's voluntary automobile programs experienced an underwriting profit of $20.8 million during the first three months of 1996 compared to an underwriting profit of $4.7 million during the same period of 1995. Gross written premiums decreased by 6.5% from the same period a year ago primarily due to the decline in auto units as a result of not offering new homeowner business or earthquake coverage and from rate increases of 6% in late 1994 and 3.65% in mid-1995. Net earned premiums decreased by 9.6% between March 1995 and March 1996. This decrease resulted from the decline in automobile units and the full impact of a 10% quota share agreement with AIG partially offset by rate increases. Assigned Risk units produced an underwriting loss of $263,000 in the first three months of 1996 compared to a $1 million underwriting loss for the first three months of 1995. This decline is largely due to a rate increase of 5.2% implemented in June 1995.

The significant improvement in underwriting results in both the voluntary and assigned risk programs results primarily from a combination of rate increases implemented in the latter part of 1995 and an overall reduction in claim frequency and severity.

Homeowner and Condominium

As ordered by the DOI, the Company no longer writes new homeowner or condominium policies or earthquake coverage endorsements. The Company will continue to renew existing homeowner and condominium policies without earthquake coverage through July 1996. Due to the requirement to exit the homeowners market, units in force for the homeowner and condominium program decreased 13.6% between March 1995 and March 1996. This decline in units resulted in lower gross premiums written, although the net earned premiums increased due to the expiration of the high-limit, high premium earthquake catastrophe reinsurance program in July 1995. The Company will continue to maintain a less costly catastrophe reinsurance program at a cost of approximately $3.3 million per quarter until the remaining homeowner and condominium policies expire.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Underwriting results for these programs are subject to the variability caused by weather-related claims and by infrequent disasters. The underwriting loss for this line was $228,000 for the first three months of 1996 compared to an underwriting loss of $24.3 million for the same period in 1995. The improvement in underwriting results reflects a decrease in overall exposure during the period, due to the runoff of the business, milder weather in the first quarter of 1996 compared to that of 1995 and the reduction in reinsurance premium expense. The 1995 underwriting loss included first-party property claims totaling $14.2 million on a pre-tax basis, resulting directly from a series of severe storms in that first quarter.

Personal Excess Liability

Units in force and gross premiums written have decreased by 5.0% and 4.2%, respectively, between March 1995 and March 1996. The decline in this business is primarily attributable to the runoff of the homeowner and condominium programs, as policyholders for this program are likely to purchase excess liability coverage in conjunction with their homeowner policies. Underwriting profits can vary significantly with the number of claims which occur infrequently.

Policy Acquisition and General Operating Expenses

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. The ratio of net underwriting expenses (excluding loan interest and fees) to net earned premium was 8.8% for the first three months of 1996 and 9.8% for the first three months of 1995. The decline in the ratio reflects a reduction in general operating expenses due to the decline in business as well as cost efficiencies. Such efficiency, as reflected in its expense advantage over its competitors, enables the Company to maintain its price leadership and provide for future growth and profitability.

INVESTMNET INCOME

Net pre-tax investment income decreased 11.7% during the first three months of 1996 compared to the same period of 1995. Average invested assets decreased

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

14.5% between March 1995 and March 1996. The average annual pre-tax yield on invested assets increased from 6.4% for the first three months of 1995 to 6.6% for the first three months of 1996. The decline in investment income from March 1995 levels is the result of lower investable funds offset by the increase in yield.

Realized gains on sales of investments increased in the first three months of 1996 to $2.6 million from $185,000 for the same period of 1995. Unrealized gains on investments decreased $31.1 million (92.8%) since December 31, 1995, primarily because of unfavorable conditions in the bond market.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

The registrant filed one Form 8-K during the three months ended March 31, 1996 as follows:

January 17, 1996         The  Company  announced   that  certain  officers   and
                         directors of the Company  had been named as  defendants
                         in a lawsuit relating  to financial losses suffered  by
                         the  Company  as  a  result  of  the  January 17,  1994
                         Northridge Earthquake.

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            20TH CENTURY INDUSTRIES
                                            -----------------------
                                                 (Registrant)







Date  May 8, 1996                                 WILLIAM L. MELLICK
    ---------------------                ---------------------------------------
                                          President and Chief Executive Officer





Date  May 8, 1996                                  ROBERT B. TSCHUDY
    ---------------------               ---------------------------------------
                                               Senior Vice President and
                                                Chief Financial Officer

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE



                                             Three Months Ended March 31,
                                             ----------------------------
                                                1996              1995
                                                ----              ----

                                     (Amounts in thousands, except per share data)


Primary:

Average shares outstanding                      51,458           51,436

Net effect of dilutive stock
  warrants and options based
  on the modified treasury
  stock method using average
  market price                                   7,836             -
                                            ----------        ---------

Totals                                          59,294           51,436
                                            ==========        =========


Net income (loss)                           $   25,583        $  (1,418)
Dividends on preferred stock                    (5,061)          (4,500)
                                            ----------        ---------
Net income (loss) applicable
  to common stock                           $   20,522        $  (5,918)
                                            ==========        =========

Profit (loss) per share                     $     0.35        $   (0.12)
                                            ==========        =========


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE (continued)



                                             Three Months Ended March 31,
                                             ----------------------------
                                                1996             1995
                                                ----             ----

                                     (Amounts in thousands, except per share data)


Fully diluted:

Average shares outstanding                      51,458          51,436

Net effect of dilutive stock
  warrants and options based
  on the modified treasury stock
  method using the higher of
  average market price or
  closing price                                  7,836            -

Assuming conversion
  of convertible
  preferred stock                               19,855          17,809
                                            ----------       ---------

Totals                                          79,149          69,245
                                            ==========       =========


Net income (loss)                           $   25,583       $  (1,418)
Net interest expense reduction                    -               -
                                            ----------       ---------
Net income (loss) applicable
  to common stock                           $   25,583       $  (1,418)
                                            ==========       =========

Profit (loss) per share                     $     0.32       $    (.02)*
                                            ==========        =========



*Not presented in the financial statements as the results are anti-dilutive.
