Form 10-Q
period 1996-06-30
20TH CENTURY INDUSTRIES
filed 1996-08-14
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996                    Commission File Number 0-6964
                                                                          ------

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

           Class                                Outstanding at July 26, 1996
Common Stock, Without Par Value                       51,512,006 shares

                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     A S S E T S


                                                    June 30,           December 31,
                                                      1996                 1995
                                                      ----                 ----
                                                   (Unaudited)
                                                       (Amounts in thousands)
Investments:

     Fixed maturities - available-for-
       sale, at fair value - Note 3                $1,069,668          $1,125,548
     Equity securities, at fair value                   4,032               1,564
                                                   ----------          ----------
       Total investments                            1,073,700           1,127,112
Cash and cash equivalents                              34,707              50,609
Accrued investment income                              20,523              19,862
Premiums receivable                                    84,085              90,835
Reinsurance recoverables                               57,579              48,314
Prepaid reinsurance premiums                           27,596              28,823
Deferred income taxes - Note 4                        202,789             206,230
Deferred policy acquisition costs                       9,701              10,481
Other assets                                           26,639              26,620
                                                   ----------          ----------

                                                   $1,537,319          $1,608,886
                                                   ==========          ==========



See accompanying notes to financial statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (continued)


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,           December 31,
                                                       1996                 1995
                                                       ----                 ----
                                                    (Unaudited)
                                            (Amounts in thousands, except share data)

Unpaid losses and loss
  adjustment expenses                              $  533,806          $  584,834

Unearned premiums                                     270,129             288,927

Bank loan payable - Note 5                            175,000             175,000

Claims checks payable                                  40,927              49,306

Reinsurance payable                                    22,148              23,176

Other liabilities                                      24,289              21,058
                                                   ----------          ----------

     Total liabilities                              1,066,299           1,142,301
                                                   ----------          ----------

Stockholders' equity

     Capital stock

          Preferred stock, par value $1.00 per
            share; authorized 500,000 shares,
            none issued

          Series A convertible preferred
            stock, stated value $1,000 per
            share, authorized 376,126 shares,
            outstanding 224,950 in 1996 and
            1995                                      224,950             224,950

          Common stock without par value;
            authorized 110,000,000 shares,
            outstanding 51,512,006 in 1996
            and 51,493,406 in 1995                     69,980              69,805

          Common stock warrants                        16,000              16,000

     Unrealized investment gains (losses), net         (9,621)             33,508

     Retained earnings                                169,711             122,322
                                                   ----------          ----------

       Total stockholders' equity                     471,020             466,585
                                                   ----------          ----------

                                                   $1,537,319          $1,608,886
                                                   ==========          ==========

See accompanying notes to financial statements.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                   Three Months Ended June 30,     Six Months Ended June 30,
                                   ---------------------------     -------------------------
                                        1996          1995             1996          1995
                                        ----          ----             ----          ----
                                         (Amounts in thousands, except per share data)

REVENUES:
  Net premiums earned                $  225,068    $  240,085       $  457,696    $  488,822
  Net investment income                  18,776        20,634           37,465        41,813
  Realized investment gains               1,310         2,019            3,898         2,204
                                     ----------    ----------       ----------    ----------
                                        245,154       262,738          499,059       532,839
                                     ----------    ----------       ----------    ----------
LOSSES AND EXPENSES:
  Net losses and loss
    adjustment expenses                 173,230       216,111          364,826       461,104
  Policy acquisition costs                8,321         9,548           16,489        20,997
  Other operating expenses               12,516        12,159           24,888        25,150
  Loan interest and fees expense          3,483         3,877            7,048         8,265
                                     ----------    ----------       ----------    ----------
                                        197,550       241,695          413,251       515,516
                                     ----------    ----------       ----------    ----------
  Income before federal
    income taxes                         47,604        21,043           85,808        17,323

  Federal income taxes - Note 4          15,676         6,432           28,297         4,130
                                     ----------    ----------       ----------    ----------

    NET INCOME                       $   31,928    $   14,611       $   57,511    $   13,193
                                     ==========    ==========       ==========    ==========


EARNINGS PER COMMON SHARE - Note 2
- - ----------------------------------

PRIMARY                              $     0.46     $   0.18        $     0.80    $     0.07
                                     ==========     =========       ==========    ==========

FULLY DILUTED                        $     0.41     $     -         $     0.73    $      -
                                     ==========     =========       ==========    ==========




See accompanying notes to financial statements.



                               20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Six Months Ended June 30, 1996
                                             (Unaudited)


                            Convertible
                          Preferred Stock   Common Stock              Unrealized
                            $1 Par Value       Without      Common    Investment
                              Per Share       Par Value     Stock       Gains     Retained
                                Amount         Amount      Warrants    (Losses)   Earnings
                              ---------      ----------   ----------  ----------
                                               (Amounts in thousands)


Balance at January 1, 1996       $224,950       $ 69,805     $ 16,000    $ 33,508   $ 122,322
  Net income                                                                           57,511
  Effect of common stock issued
    under restricted shares plan                     175
  Net change in unrealized
    gains (losses) on
    investments, net of
    taxes of $23,223                                                      (43,129)
  Cash dividends paid on
    preferred stock                                                                   (10,122)
                                 --------       --------     --------    --------   ---------
Balance at June 30, 1996         $224,950       $ 69,980     $ 16,000    $ (9,621)  $ 169,711
                                 ========       ========     ========    ========   =========
















See accompanying notes to financial statements.



                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended June 30,
                                                     -----------------------------
                                                        1996                1995
                                                        ----                ----
                                                              (Unaudited)
                                                         (Amounts in thousands)
OPERATING ACTIVITIES:
Net income                                         $   57,511          $   13,193

Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:

  Provision for depreciation
     and amortization                                   2,543               3,526

  Provision for deferred income taxes                  26,665               4,130

  Realized gains on sale of investments,
     fixed assets, etc.                                (3,903)             (2,146)

  Federal income taxes                                 (1,383)             74,064

  Prepaid reinsurance premiums
    and reinsurance recoverables                       (8,038)            (47,256)

  Unpaid losses and loss
    adjustment expenses                               (51,028)            (96,930)

  Unearned premiums                                   (18,798)               (196)

  Claims checks payable                                (8,378)            (11,712)

  Proposition 103 payable                                -                (78,307)

  Other                                                 9,565              30,122
                                                   ----------          ----------

    NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                      $    4,756          $ (111,512)



                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                       Six Months Ended June 30,
                                                     -----------------------------
                                                        1996                1995
                                                        ----                ----
                                                              (Unaudited)
                                                         (Amounts in thousands)
INVESTING ACTIVITIES:

  Investments available-for-sale:

    Purchases                                      $ (231,136)        $  (285,982)

    Called or matured                                  13,451               8,207

    Sales                                             208,334             207,119

  Net purchases of property and equipment              (1,185)               (985)
                                                   ----------          ----------

      NET CASH USED BY INVESTING ACTIVITIES           (10,536)            (71,641)

FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock              -                 20,000

  Proceeds from bank loan                                -                 10,000

  Dividends paid                                      (10,122)             (4,500)
                                                   ----------          ----------

    NET CASH PROVIDED (USED)
      BY FINANCING ACTIVITIES                         (10,122)             25,500
                                                   ----------          ----------

  Net decrease in cash                                (15,902)           (157,653)

  Cash and cash equivalents, beginning of year         50,609             249,834
                                                   ----------          ----------

  Cash and cash equivalents, end of quarter        $   34,707          $   92,181
                                                   ==========          ==========










See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries and Subsidiaries annual report on Form 10-K for the year ended December 31, 1995.

     2.   Earnings Per Common Share

          Primary earnings per common share are computed using the weighted average number of common shares plus the net effect of dilutive common share equivalents (i.e., warrants and stock options) outstanding during the period. Common share equivalents outstanding are computed using the modified treasury stock method. The primary weighted average number of shares was 58,485,420 and 58,952,256 for the three and six months ended June 30, 1996 and 57,141,079 and 51,437,970 for the three and six months ended June 30, 1995, respectively. The fully diluted weighted average number of shares was 78,604,029 and 78,806,625 for the three and six months ended June 30, 1996, respectively, assuming conversion of the convertible preferred stock. Fully diluted earnings per share for the three and six months ended June 30, 1995 are not presented because the results are anti-dilutive.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     3.   Investments

          In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
          Securities," the Company classifies all of its investments as available-for-sale.

          The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of June 30, 1996 are as follows:

                                                  Gross      Gross
                                  Amortized    Unrealized  Unrealized     Fair
                                    Cost          Gains      Losses       Value
                                  ---------    ----------  ----------     -----
                                              (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies       $   40,015    $    47    $   789    $   39,273
Obligations of states and
  political subdivisions             329,238      1,886      8,849       322,275
Public utilities                     180,496      1,171      5,702       175,965
Corporate securities                 536,243      7,647     11,735       532,155
                                  ----------    -------    -------    ----------
  Total available-for-sale        $1,085,992    $10,751    $27,075    $1,069,668
                                  ==========    =======    =======    ==========


     4.   Income Taxes

          Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of June 30, 1996, the Company has a net operating loss carryforward of approximately $443,286,000 and $301,179,000 for regular tax and alternative minimum tax, respectively, and an alternative tax credit carryforward of $10,358,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     4.   Income Taxes  (continued)

          Federal income tax expense consists of:

                                              Six Months Ended June 30,
                                              -------------------------
                                                1996             1995
                                                ----             ----
                                                (Amounts in thousands)
          Current tax expense                 $   1,632        $    -
          Deferred tax expense                   26,665            4,130
                                              ---------        ---------
                                              $  28,297        $   4,130
                                              =========        =========

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- - -------------------

The Company's core automobile insurance business produced a record underwriting profit of $28.6 million in the second quarter compared to $19.2 million for the second quarter of 1995 after adjustment for nonrecurring items. For the six months ended June 30, 1996, the Company achieved a total underwriting profit of $51.5 million and net income of $57.5 million.

As of June 30, 1996, the Company's insurance subsidiaries had a combined statutory surplus of $432.7 million, a ratio of 2.1:1 of net written premium to surplus, and was in full compliance with its loan covenants and all California Department of Insurance ("DOI") requirements. 20th Century Insurance Company's earned surplus returned to a positive balance in the first quarter of 1996, and thus, regular dividends have resumed from the subsidiary to the parent to fund bank debt, preferred dividends and holding company expense requirements.

The Company implemented new auto rating plans during the first half of the year with overall rate level reductions of approximately 5.5%. On July 8, 1996, the Company filed a request with the DOI for an additional 5.9% overall rate level decrease. The new rates have been approved and will be implemented on September 1, 1996. The Company expects these lower rates, combined with an aggressive marketing and advertising campaign, including new automobile coverage offerings, to restore unit growth in the automobile line.

Because the Company is still subject to the order issued by the DOI in June 1994, the homeowner and condominium policies are being non-renewed as they expire starting in July 1996, and the Company will be fully withdrawn from this line by the end of July 1997. A 100% quota share reinsurance agreement, effective July 1, 1996, will cover the in force and renewal premiums on this business. The Company will receive a commission that will vary with the profitability of this business. The current commission rate is 12.5%, and unearned premiums for the homeowners and condominium line were $32.7 million at June 30, 1996.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Invested assets as of June 30, 1996 were $1.1 billion. Of the Company's total investments at June 30, 1996, 28% at fair value was invested in tax-exempt state and municipal bonds and 72% was invested in taxable government, corporate and municipal securities.

Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. For the six months ended June 30, 1996, the Company achieved positive cash flow from operations for the first time since the January 1994 Northridge Earthquake.

At June 30, 1996, the Company had $225 million of preferred stock outstanding, bearing dividends of 9% per year payable quarterly in cash or in kind. Cash dividends of $10,122,000 were paid in the first six months of 1996. Cash dividends of $4,500,000 were paid and in kind stock dividends of $4,950,000 (4,950 shares) were issued in the first six months of 1995.

The Company has a revolving credit line available of $213.8 million at July 1, 1996, with interest obligations varying according to market conditions. As of June 30, 1996, the outstanding balance on the loan was $175 million. Presently, interest is paid quarterly; interest payments in 1996 have totaled $6.7 million.

Funds required by 20th Century Industries to pay preferred stock dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law. Both net income and earned surplus were sufficient in 1996 to enable 20th Century Insurance Company to declare a $10 million dividend to the parent in each of the first and second quarters to service debt, preferred dividend and holding company expense requirements. These dividends were paid on April 9 and June 10, 1996. No dividends were paid to the parent in 1995.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

On June 27, 1996, the Arizona Department of Insurance issued a certificate of authority, licensing 20th Century Insurance Company of Arizona to market and service private passenger automobile insurance. This joint venture company is owned 51% by American International Group, Inc. ("AIG") and 49% by 20th Century Industries. Automobile policies will be written beginning in August 1996.

Results of Operations
- - ---------------------

UNITS IN FORCE

Units  in  force  for  the  Company's  insurance  programs as of June 30 were as follows:
                                             1996             1995
                                             ----             ----
Private Passenger Automobile
  (number of vehicles)                     1,017,020        1,101,353
Homeowner and Condominium
  (number of policies)                       165,703          187,201
Personal Excess Liability
  (number of policies)                        10,396           10,641
                                           ---------        ---------
                                           1,193,119        1,299,195
Total                                      =========        =========

The overall decrease in units in force is attributable to rate increases totaling 9.6% implemented between late 1994 and mid-1995 and the run-off of homeowners' business. The Company's voluntary auto units in force declined by 7.6% compared to a year ago from 1,092,809 units in force at June 30, 1995 to 1,010,322 units in force at June 30, 1996. Voluntary auto units in force declined 1.5% in the second quarter of 1996, from 1,026,105 insured units as of March 31, 1996. Assigned Risk units decreased by 21.6% from the same period a year ago, from 8,544 units in force at June 30, 1995 to 6,697 units in force at June 30, 1996. The second quarter decrease was 6.6% from 7,169 insured units as of March 31, 1996.

Units in force for the Company's homeowner and condominium programs declined by 11.5% between June 30, 1995 and June 30, 1996 primarily as a result of the DOI's order for the Company to discontinue writing new homeowners, condominium owners and earthquake insurance in order to reduce the Company's earthquake exposure. The decline in this line for the second quarter was 2.8%.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

UNDERWRITING RESULTS

Premium revenue and underwriting results for the Company's insurance programs were as follows:

                             Three Months Ended June 30,    Six Months Ended June 30,
                             ---------------------------    -------------------------
                                  1996         1995              1996        1995
                                  ----         ----              ----        ----

Gross Premiums Written
  Automobile                   $ 226,785    $ 248,716         $ 463,080   $ 501,495
  Homeowner and Condominium       16,919       19,294            31,896      36,124
  Personal Excess Liability          616          625             1,091       1,120
                               ---------    ---------         ---------   ---------
  Total                        $ 244,320    $ 268,635         $ 496,067   $ 538,739
                               =========    =========         =========   =========

Net Premiums Earned
  Automobile                   $ 212,200    $ 230,699         $ 431,923   $ 473,644
  Homeowner and Condominium       12,675        9,172            25,383      14,740
  Personal Excess Liability          193          214               390         438
                               ---------    ---------         ---------   ---------
  Total                        $ 225,068    $ 240,085         $ 457,696   $ 488,822
                               =========    =========         =========   =========

Underwriting Profit (Loss)
  Automobile                   $  28,630    $  49,289         $  49,134   $  52,949
  Homeowner and Condominium        2,131      (47,295)            1,903     (71,578)
  Personal Excess Liability          239          273               455         200
                               ---------    ---------         ---------   ---------
  Total                        $  31,000    $   2,267         $  51,492   $ (18,429)
                               =========    =========         =========   =========

Automobile

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. After adjustment for nonrecurring items affecting 1995, the Company's voluntary automobile program realized underwriting profits for the six and three month periods ended June 30, 1996 of $49.4 million and $28.7 million compared to $25.2 million and $20.5 million for the comparable 1995 periods. The primary reasons for improvement in 1996 underwriting results were the effects of rate increases implemented in 1994 and 1995, partially

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
offset by the rate declines taken in 1996, and good weather patterns. Prior year underwriting results were affected by a one-time only credit of $30.1 million realized in June 1995, related to the elimination of the Company's remaining Proposition 103 liability, and an overall decline in gross written premiums.

Gross written premiums for the six months ending June 30, 1996 decreased 7.1% from the same period a year ago; premiums for the second quarter decreased 8.4% compared to the second quarter of 1995. The decrease in gross written premiums resulted primarily from the decline in insured units over the period and, to a lesser extent, the effects of lower premium rates which began to take effect in 1996.

Net earned premiums also decreased in both the second quarter of 1996 and for the six months ended June 30, 1996 as compared to the prior year. The 7.8% and 8.7% respective decreases resulted primarily from the decreases in gross written premiums and from the 10% quota share reinsurance agreement with AIG, the full impact of which was not realized until 1996.

Assigned Risk units produced an underwriting loss of $303,000 in the first six months of 1996 compared to a $2,356,000 underwriting loss for the first six months of 1995. This improvement is largely due to a rate increase of 5.2% implemented in June 1995 and a 21.6% reduction in the number of Assigned Risk units insured over the same period. The underwriting loss for the quarter ended June 30, 1996 was $40,000 compared to a loss of $1.3 million a year ago.

Homeowner and Condominium

As ordered by the DOI, the Company no longer writes new homeowner or condominium policies or earthquake coverage endorsements. The Company continued to renew existing homeowner and condominium policies without earthquake coverage through July 23, 1996. As of July 1, 1996, the Company reinsured 100% of the in force and renewal premiums through the expiration of all remaining policies in July 1997. Due to the requirement to exit the homeowners market, units in force

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES for the homeowner and condominium program decreased 11.5% between June 1995 and June 1996 and 2.8% in the second quarter of 1996. This decline in units resulted in lower gross premiums written for both quarter and year-to-date periods ended June 30, 1996 as compared to the prior year, although the net earned premiums increased due to the expiration, in July 1995, of the high-limit, high premium earthquake catastrophe reinsurance program.

Underwriting results for these programs are subject to the variability caused by weather-related claims and by infrequent disasters. The underwriting profit for this line was $1.9 million for the first six months of 1996 compared to an underwriting loss of $71.6 million for the same period in 1995. Underwriting profits of $2.1 million were realized for the second quarter of 1996 compared to a $47.3 million underwriting loss for the same period in 1995. The improvement in the underwriting results in 1996 is primarily due to adverse development of earthquake-related losses of approximately $50 million in the second quarter of 1995 as well as first-party property claims totaling $14.2 million related to a series of severe storms in the first quarter of 1995. The underwriting results were also positively affected by the reduction in the reinsurance premium expense, a decrease in the overall exposure during the period due to the runoff of the business, and milder weather in the first quarter of 1996 compared to that of 1995. As a result of the 100% quota share agreement entered into as of July 1, 1996, the Company's exposure to weather-related and disaster claims has been significantly reduced.

Personal Excess Liability

Units in force decreased by 2.3% from June 30, 1995 to June 30, 1996. Gross premiums written decreased 2.6% in the first six months and 1.4% in the second quarter of 1996 compared to the same periods in 1995. The decline in this business is primarily attributable to the runoff of the homeowner and condominium programs, as policyholders for this program are likely to purchase excess liability coverage in conjunction with their homeowner policies. Underwriting profits can vary significantly with the number of claims which occur infrequently.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Policy Acquisition and General Operating Expenses

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry because as a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses for the first half and second quarter of 1996 decreased $4.8 million (10.3%) and $869,000 (4.0%) compared to the same periods in 1995. These decreases reflect a reduction in general operating expenses due to the decline in business as well as steps taken to achieve operating cost efficiencies. The ratios of net underwriting expenses (excluding loan interest and fees) to net earned premium for the first half and second quarter of 1996 were 9.0% and 9.3% compared to 9.4% and 9.0% in 1995. The increase in the expense ratio for the second quarter is mainly due to the decline in earned premiums.

INVESTMENT INCOME

Net pre-tax investment income decreased 10.4% during the first six months of 1996 and 9.0% in the three months ended June 30, 1996 compared to the same periods in 1995. Average invested assets decreased 9.0% between June 1995 and June 1996. The average annual pre-tax yield on invested assets decreased from 6.7% for the first six months of 1995 to 6.6% for the first six months of 1996. The yield for the second quarter was 6.7% compared to 6.8% for the second quarter of 1995. The decline in investment income from June 1995 levels is primarily the result of lower investable funds.

Realized gains on sales of investments increased in the first six months of 1996 to $3.9 million from $2.2 million for the same period of 1995. Realized gains for the second quarter of 1996 decreased to $1.3 million from $2.0 million for the same period last year. Unrealized gains on investments decreased $43.1 million (128.7%) since December 31, 1995, primarily because of unfavorable conditions in the bond market.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended June 30, 1996.

                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            20TH CENTURY INDUSTRIES
                                            -----------------------
                                                 (Registrant)







Date  August 9, 1996                              WILLIAM L. MELLICK
    ---------------------                ---------------------------------------
                                          President and Chief Executive Officer





Date  August 9, 1996                               ROBERT B. TSCHUDY
    ---------------------                ---------------------------------------
                                               Senior Vice President and
                                                Chief Financial Officer


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE


                                   Three Months Ended June 30,     Six Months Ended June 30,
                                   ---------------------------     -------------------------
                                        1996          1995             1996          1995
                                        ----          ----             ----          ----
                                         (Amounts in thousands, except per share data)

Primary:

Average shares outstanding              51,460        51,440           51,459        51,438

Net effect of dilutive stock
  warrants and options based
  on the modified treasury
  stock method using average
  market price                           7,025         5,701            7,493          -
                                    ----------    ----------       ----------     ---------

Totals                                  58,485        57,141           58,952        51,438
                                    ==========    ==========       ==========     =========


Net income                          $   31,928    $   14,611       $   57,511    $   13,193
Dividends on preferred stock            (5,061)       (4,950)         (10,122)       (9,450)
Net interest expense reduction            -              436             -             -
                                    ----------    ----------       ----------     ---------
Net income applicable
  to common stock                   $   26,867    $   10,097       $   47,389    $    3,743
                                    ==========    ==========       ==========    ==========

Earnings per common share           $     0.46    $     0.18       $     0.80    $     0.07
                                    ==========    ==========       ==========    ==========





                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES




EXHIBIT 11:  COMPUTATION OF EARNINGS PER COMMON SHARE (continued)



                                   Three Months Ended June 30,     Six Months Ended June 30,
                                   ---------------------------     -------------------------
                                        1996          1995             1996          1995
                                        ----          ----             ----          ----
                                         (Amounts in thousands, except per share data)


Fully diluted:

Average shares outstanding               51,460       51,440           51,459        51,438

Net effect of dilutive stock
  warrants and options based
  on the modified treasury stock
  method using the higher of
  average market price or
  closing price                           7,289        5,701            7,493         5,701

Assuming conversion
  of convertible
  preferred stock                        19,855       19,442           19,855        18,625
                                     ----------    ---------        ---------     ---------

Totals                                   78,604       76,583           78,807        75,764
                                     ==========    =========        =========     =========


Net income                           $   31,928    $  14,611        $  57,511     $  13,193
Net interest expense reduction             -             363        $    -        $     806
                                     ----------    ---------        ---------     ---------
Net income applicable
  to common stock                    $   31,928    $  14,974        $  57,511     $  13,999
                                     ==========    =========        ==========    =========

Earnings per common share            $     0.41    $    0.20*       $    0.73     $    0.18*
                                     ==========    =========        ==========    =========





*Not presented in the financial statements as the results are anti-dilutive.