Form 10-Q
period 1996-09-30
20TH CENTURY INDUSTRIES
filed 1996-11-14
CIK 100331

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter  Ended September 30, 1996             Commission File Number 0-6964
                                                                          ------

                               20TH CENTURY INDUSTRIES
--------------------------------------------------------------------------------
                (Exact name or registrant as specified in its charter)



         CALIFORNIA                                       95-1935264
--------------------------------------------------------------------------------
(State or  other jurisdiction of                (I.R.S. Employer  Identification
incorporation or organization)                               number)

Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California          91367
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code      (818) 704-3700
                                                       -----------------


                                         None
--------------------------------------------------------------------------------
           Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /x/                    NO  / /

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at October 24, 1996
Common Stock,  Without Par Value                         51,512,006 shares

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                September 30,  December 31,
                                                    1996          1995
                                                ------------   -----------
                                                 (Unaudited)
                                                   (Amounts in thousands)

Investments:
   Fixed maturities - available-for-sale,
     at fair value - Note 3                    $  1,042,041   $  1,125,548
   Equity securities, at fair value                   2,767          1,564
                                               ------------   ------------
   Total investments                              1,044,808      1,127,112


Cash and cash equivalents                            30,429         50,609
Accrued investment income                            18,624         19,862
Premiums receivable                                  77,896         90,835
Reinsurance recoverables                             72,225         48,314
Prepaid reinsurance premiums                         44,223         28,823
Deferred income taxes - Note 4                      190,595        206,230
Deferred policy acquisition costs                     7,049         10,481
Other assets                                         26,752         26,620
                                               ------------   ------------
                                               $  1,512,601   $  1,608,886
                                               ------------   ------------
                                               ------------   ------------

See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (continued)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,  December 31,
                                                    1996          1995
                                                ------------   -----------
                                                 (Unaudited)
                                       (Amounts in thousands, except share data)

Unpaid losses and loss adjustment expenses     $    514,392   $    584,834
Unearned premiums                                   247,570        288,927
Bank loan payable                                   175,000        175,000
Claims checks payable                                39,074         49,306
Reinsurance payable                                  21,790         23,176
Other liabilities                                    22,826         21,058
                                                -------------  -------------
   Total liabilities                              1,020,652      1,142,301
                                                -------------  -------------

 Stockholders' equity

   Capital stock

     Preferred stock, par value $1.00 per
       share; authorized 500,000 shares,
       none issued

     Series A convertible preferred stock,
       stated  value $1,000 per share,
       authorized 376,126 shares, out-
       standing 224,950 in 1996 and 1995            224,950        224,950

     Common stock without par value;
       authorized 110,000,000 shares, out-
       standing 51,512,006 in 1996 and
       51,493,406 in 1995                            70,072         69,805

     Common stock warrants                           16,000         16,000
   Unrealized investment gains (losses), net         (8,066)        33,508
   Retained earnings                                188,993        122,322
                                                -------------  -------------
     Total stockholders' equity                     491,949        466,585
                                                -------------  -------------
                                               $  1,512,601   $  1,608,886
                                                -------------  -------------
                                                -------------  -------------

See accompanying notes to financial statements.


                                                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                --------------------------------  -------------------------------

                                                    1996           1995                 1996          1995
                                                    ----           ----                 ----          ----

                                                           (Amounts in thousands, except per share data)
 REVENUES:


 Net premiums earned                             $  204,755     $  237,588          $  662,451     $  726,410
 Net investment income                               17,770         20,305              55,235         62,118
 Realized investment gains                            2,642          3,200               6,540          5,404
                                                  -----------    -----------         -----------    -----------
                                                    225,167        261,093             724,226        793,932
                                                  -----------    -----------         -----------    -----------

 LOSSES AND EXPENSES:


 Net losses and loss adjustment                     165,746        192,705             530,572        653,809
   expenses
 Policy acquisition costs                             8,830          7,615              25,319         28,612
 Other  operating expenses                           10,143         12,176              35,031         37,326
 Loan interest and fees expense                       3,645          3,733              10,693         11,998
                                                  -----------    -----------         -----------    -----------
                                                    188,364        216,229             601,615        731,745
                                                  -----------    -----------         -----------    -----------
 Income before federal
 income taxes                                        36,803         44,864             122,611         62,187

 Federal income taxes - Note 4                       12,458         14,732              40,755         18,862
                                                  -----------    -----------         -----------    -----------
 NET INCOME                                       $  24,345      $  30,132           $  81,856      $  43,325
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------


 EARNINGS PER COMMON SHARE - NOTE 2
 ----------------------------------


 PRIMARY                                          $    0.33      $    0.44           $    1.14      $    0.52
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------

 FULLY DILUTED                                    $    0.31      $    0.39           $    1.04              -
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------




See accompanying notes to financial statements.



                                                 20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   Nine Months Ended September 30, 1996
                                                                 (Unaudited)


                                                 Convertible
                                                  Preferred       Common
                                                    Stock          Stock                      Unrealized
                                                 $1 Par Value     Without         Common      Investment
                                                  Per Share      Par Value        Stock          Gains         Retained
                                                   Amount          Amount        Warrants       (Losses)       Earnings
                                                 ------------   ------------   ------------   ------------   ------------
                                                                           (Amounts in thousands)
 Balance at January 1, 1996                      $  224,950     $   69,805     $   16,000     $   33,508     $  122,322

   Net Income                                                                                                    81,856

   Effect of common stock
   issued under restricted
   shares plan                                                         267

   Net change in unrealized
   gains  (losses) on invest-
   ments, net of taxes of $22,386                                                                (41,574)

   Cash dividends paid on

     on preferred stock                                                                                         (15,185)
                                                 ------------   ------------   ------------   ------------   ------------
 Balance at September 30, 1996                   $  224,950     $   70,072     $   16,000      $  (8,066)    $  188,993
                                                 ------------   ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------   ------------

See accompanying notes to financial statements.


                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1996               1995
                                                     ----               ----
                                                            (Unaudited)
                                                       (Amounts in thousands)
OPERATING ACTIVITIES:


 Net Income                                      $   81,856         $   43,325

 Adjustments to reconcile net income to
     net cash used in operating activities:


     Provision for depreciation and amortization      3,721              5,073
     Provision for deferred income taxes             38,022             18,816
     Realized gains on sale of investments,
      fixed assets, etc.                             (6,383)            (5,346)
     Federal income taxes                              (931)            74,110
     Change in reinsurance balances                 (40,697)           (92,365)
     Unpaid losses and loss adjustment expenses     (70,442)          (144,432)
     Unearned premiums                              (41,357)            (2,270)
     Claims checks payable                          (10,232)           (17,259)
     Proposition 103 payable                              -            (78,307)
     Other                                           19,591             47,350
                                                  -----------        -----------

       NET CASH USED
         IN OPERATING ACTIVITIES                 $  (26,852)         $(151,305)

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1996               1995
                                                     ----               ----
                                                            (Unaudited)
                                                       (Amounts in thousands)
INVESTING ACTIVITIES:


    Investments available-for-sale:
         Purchases                               $ (389,759)        $ (466,249)
         Called or matured                           16,519             10,540
         Sales                                      397,632            379,879
    Net purchases of property and equipment          (2,535)            (1,701)
                                                  -----------        -----------
         NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                    21,857            (77,531)

 FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock             -             20,000
    Proceeds from bank loan                               -             10,000
    Dividends paid on preferred stock               (15,185)            (9,561)
                                                  -----------        -----------
         NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                     (15,185)            20,439
                                                  -----------        -----------

    Net decrease in cash                            (20,180)          (208,397)

    Cash and cash equivalents, beginning of year     50,609            249,834
                                                  -----------        -----------

    Cash and cash equivalents, end of quarter     $  30,429          $  41,437
                                                  -----------        -----------
                                                  -----------        -----------


See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries and Subsidiaries annual report on Form 10-K for the year ended December 31, 1995.

2.  Earnings Per Common Share

    Primary earnings per common share are computed using the weighted average number of common shares plus the net effect of dilutive common share equivalents (i.e., warrants and stock options) outstanding during the period. Common share equivalents outstanding are computed using the modified treasury stock method. The primary weighted average number of shares was 58,094,200 and 58,739,877 for the three and nine months ended September 30, 1996 and 57,305,434 and 57,194,373 for the three and nine months ended September 30, 1995, respectively. The fully diluted weighted average number of shares was 79,113,330 and 79,106,858 for the three and nine months ended September 30, 1996, respectively, and 77,159,803 for the three months ended September 30, 1995, assuming conversion of the con-

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

    vertible preferred stock. Fully diluted earnings per share for the nine months ended September 30, 1995 are not presented because the results are anti-dilutive.

3.  Investments

    In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies all of its investments as available-for-sale.

    The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of September 30, 1996 are as follows:


                                                                  Gross          Gross
                                                  Amortized     Unrealized    Unrealized        Fair
                                                   Cost           Gains          Losses         Value
                                                ------------   ------------   ------------   ------------
                                                                   (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $     30,972    $        45    $       559    $    30,458
Obligations of states and political
  subdivisions                                      380,805          3,041          5,919        377,927

Public Utilities                                    169,564            873          4,696        165,741

Corporate Securities                                473,808          5,190         11,083        467,915

                                                ------------   ------------   ------------   ------------
Total Fixed Maturities                         $  1,055,149    $     9,149    $    22,257    $ 1,042,041
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------



                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

4.  Income Taxes

    Income taxes do not bear the expected relationship to pre-tax income primarily because of tax- exempt investment income. As of September 30, 1996, the Company has a net operating loss carryforward of approximately $394,000,000 and $255,000,000 for regular tax and alternative minimum tax, respectively, and an alternative tax credit carryforward of $11,388,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

    Federal income tax expense consists of:


                                          Nine Months Ended September 30,
                                          -------------------------------
                                           1996                     1995
                                           ----                     ----
                                               (Amounts in thousands)

Current tax expense                     $    2,733               $       46
Deferred tax expense                        38,022                   18,816
                                        -----------              -----------
                                        $   40,755               $   18,862
                                        -----------              -----------
                                        -----------              -----------

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition continued to improve in the third quarter of 1996. Due to the lower overall premium rates which were introduced to stimulate growth and re-establish the Company as one of California's lowest cost personal auto insurance providers, the 10,351 decline in the number of vehicles in force in the third quarter of 1996 was approximately one-half of the 20,307 decline in the third quarter of 1995. For October 1996, the auto line showed growth in the number of insured vehicles in force for the first time since June 1994. Operating cash flow for the first nine months of 1996, adjusted for the non-recurring $28.7 million ($32.7 million less commission) 100% quota share homeowners cession in July, was a positive $1.8 million compared to a negative $151.3 million in the first nine months of last year. As of September 30, 1996, the Company's insurance subsidiaries had a combined statutory surplus of $464.2 million, and a net written premium to surplus ratio of 1.9:1.

The Company has implemented three new rating plans in the current year with combined overall rate level reductions of approximately 11.5%: 3.2% effective March 15, 1996; 2.3% effective June 1, 1996; and 6.0% effective September 1, 1996. Underwriting profits in the near term may decline as a result of the rate actions; however, by targeting its marketing efforts and introducing rating plans that offer lower rates to its more profitable preferred customers and higher rates for drivers deemed to represent greater risks, the Company expects to achieve a more profitable customer mix. Thus, the 11.5% overall rate reduction may not necessarily result in proportionately lower future underwriting profits.

Thus far, this more competitive pricing strategy and an intensified California-wide marketing campaign have slowed the decline in vehicles in force to only about 900 autos in September compared to approximately 9,100 for the first two months of the third quarter. For the month of October 1996 (latest figures available), vehicles in force had grown by 2,249 autos from the end of the previous month, despite the continuing adverse effect of the homeowner non-renewals on automobile retention.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Pursuant to an order issued by the California Department of Insurance ("DOI") in June, 1994, the Company began non-renewing the homeowner and condominium policies as they expire starting in July, 1996, and will be fully withdrawn from this line by the end of July, 1997.

Invested assets as of September 30, 1996 were $1.0 billion. All investments in fixed maturities are investment grade. Equity securities include the Company's investment in 20th Century Insurance Company of Arizona (refer to page 13) of approximately $1.8 million. Of the Company's total investments at September 30, 1996, 33.7% at fair value were invested in tax-exempt state and municipal bonds and 66.2% were invested in taxable government, corporate and municipal securities.

Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors loss payments to provide projections of future cash requirements.

At September 30, 1996, the Company had $225 million of preferred stock outstanding, bearing dividends of 9% per year payable quarterly in cash or in kind. Cash dividends of $15,185,000 were paid on the preferred stock in the first nine months of 1996. In the first nine months of 1995, cash dividends of $9,561,000 were paid and in kind stock dividends of $4,950,000 (4,950 shares) were issued on the preferred stock.

The Company has a variable rate credit line available of $202.5 million at October 1, 1996, which had an outstanding balance of $175 million at September 30, 1996. Presently, interest is paid quarterly; interest payments in the first nine months of 1996 totaled $9.8 million.

Funds required by 20th Century Industries to pay preferred stock dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law. Both net income and earned surplus were sufficient in 1996 to enable 20th Century Insurance Company to declare a $10 million dividend to the parent in each of the three quarters ending September 30, 1996. These dividends were paid on April 9, June 10, and September 16, 1996. No dividends were paid to the parent in 1995. As of September 30, 1996, earned surplus of the insurance subsidiary available to pay dividends to the Parent Company was approximately $95.2 million.

On June 27, 1996, the Arizona Department of Insurance issued a certificate of authority, licensing 20th Century Insurance Company of Arizona to market and service private passenger automobile insurance. This joint venture company is owned 51% by American International Group, Inc. ("AIG") and 49% by 20th Century Industries. The Company began writing auto policies in August, 1996. The Company's investment in 20th Century Insurance Company of Arizona, (the operations of which, to date, have not been material), is accounted for by the equity method. The statistical and other information presented below do not include the activities of 20th Century Insurance Company of Arizona.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

UNITS IN FORCE

Units in force for the Company's insurance programs as of September 30 were as follows:

                                                1996           1995
                                                ----           ----
Private Passenger Automobile
     (number of vehicles)                   1,006,669      1,081,046

Homeowner and Condominium
      (number of policies)                    130,048        180,226

Personal Excess Liability
      (number of policies)                     10,308         10,505
                                            ----------     ----------

Total                                       1,147,025      1,271,777
                                            ----------     ----------
                                            ----------     ----------
The overall decrease in units in force is attributable to rate increases totaling 9.6% implemented between late 1994 and mid-1995 and the run-off of homeowners' business.

The Company's voluntary auto units in force declined by 6.8% compared to a year ago from 1,072,549 units in force at September 30, 1995 to 999,745 units in force at September 30, 1996. Voluntary auto units in force declined 1.0% in the third quarter of 1996 compared to a 2% decline in each of the first two quarters of the year, with the improvement being attributable to the rate decreases and intensified marketing discussed earlier. Assigned Risk units decreased by 18.5% from the same period a year ago, from 8,497 units in force at September 30, 1995 to 6,924 units in force at September 30, 1996. The third quarter increased 3.4% from 6,698 units in force at June 30, 1996.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Units in force for the Company's homeowner and condominium programs declined by 27.8% between September 30, 1995 and September 30, 1996 primarily as a result of the DOI order requiring the Company to discontinue writing new homeowners, condominium owners and earthquake insurance in order to reduce the Company's earthquake exposure. The decline in this line for the third quarter was 21.5%, reflecting the non-renewal of all homeowner and condominium policies expiring on or after July 23, 1996.

UNDERWRITING RESULTS

Premium revenue and underwriting results for the Company's insurance programs were as follows:


                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------   -------------------------------
                                1996           1995                  1996          1995
                                 ----           ----                 ----          ----

                                                  (Amounts in thousands)
Gross Premiums Written
   Automobile                $  217,789     $  247,959          $  680,869     $  749,454
   Homeowners and Condo           1,663         16,695              33,559         52,820
   PELP                             581            579               1,672          1,699
                             ------------   ------------        ------------   ------------
   Total                     $  220,033     $  265,233          $  716,100     $  803,973
                             ------------   ------------        ------------   ------------
                             ------------   ------------        ------------   ------------

Net Premiums Earned
   Automobile                $  204,563     $  223,936          $  636,486     $  697,580
   Homeowners and Condo               -         13,447              25,383         28,187
   PELP                             192            205                 582            643
                             ------------   ------------        ------------   ------------
   Total                     $  204,755     $  237,588          $  662,451     $  726,410
                             ------------   ------------        ------------   ------------
                             ------------   ------------        ------------   ------------

Underwriting Profit (Loss)
   Automobile                $   19,662     $   27,380          $   68,797     $   80,329
   Homeowners and Condo             133         (2,546)              2,036        (74,124)
   PELP                             241            258                 696            458
                             ------------   ------------        ------------   ------------
   Total                     $   20,036     $   25,092          $   71,529     $    6,663
                             ------------   ------------        ------------   ------------
                             ------------   ------------        ------------   ------------


                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Automobile

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. Approximately 52% of the Company's insured autos are garaged in Los Angeles County; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in Northern California and San Diego County.

As expected, the effects of the lower overall rate levels in the third quarter of 1996 dampened underwriting profits for the quarter as compared to either the second quarter of 1996 or the third quarter of 1995. The overall rate level reduction implemented in March and June 1996 did not fully impact the second quarter, thereby contributing to its record results. The third quarter of 1996, however, was impacted fully by the March 1996 rate level reduction and to a lesser extent by the June and September 1996 reductions. By comparison, the third quarter and nine month results in 1995 were favorably affected by rate increases implemented in late 1994 and mid-1995.

The Company's voluntary automobile program realized underwriting profits for the nine and three months ended September 30, 1996 of $69.2 million and $19.8 million compared to $53.1 million and $27.9 million for the comparable 1995 periods after adjustment for a credit of $30.1 million realized in June 1995 related to the elimination of the Company's remaining Proposition 103 liability. The primary reasons for improvement in 1996 year-to-date underwriting results were the effects of rate increases implemented in 1994 and 1995, partially offset by the effects of rate declines taken in 1996, and good weather patterns. The decrease in the third quarter 1996 underwriting profit in the voluntary auto line compared to 1995 is principally the result of lower overall rate levels partially offset by the effects of higher volume in 1996.

Assigned Risk units produced an underwriting loss of $393,000 in the first nine months of 1996 compared to a $2.9 million underwriting loss for the first nine months of 1995. This improvement

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES is largely due to a rate increase of 5.2% implemented in June 1995 and an 18.5% reduction in the number of insured units from a year ago. The underwriting loss for the quarter ended September 30, 1996 was $90,000 compared to a loss of $534,000 a year ago.

Going forward, the 11.5% overall rate level reduction implemented in 1996 should not necessarily result in proportionately lower future underwriting profits to the extent that the Company's growth and marketing initiatives attract a higher proportion of more profitable preferred customers. However, recent regulatory and legislative changes (discussed below) also can be expected to have an as yet unquantifiable impact on the Company's future operations.

In the third quarter of 1996, new regulations were adopted that will require all California personal auto insurance providers to file new rating plans, subject to the DOI's review and approval, by February 18, 1997. The Company has not yet determined the changes, if any, these new regulations may have on the Company's existing rates.

In November 1996, California voters approved Proposition 213, an initiative that bars the award of general damages (sometimes referred to as "pain and suffering") for uninsured motorists and in certain other instances. It is anticipated that some liability claims savings will result when the measure is implemented.

Legislative changes aimed at achieving broader compliance with the state's mandatory auto insurance law will become effective on January 1, 1997. As a result, the number of autos in the state's assigned risk pool, which is characterized by relatively high combined ratios but which currently represents an insignificant portion of the Company's total auto line, may substantially increase, which could dampen future underwriting results in this line.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Homeowners and Condominium

As ordered by the DOI, the Company no longer writes new homeowners or condominium policies or earthquake coverage endorsements. The Company continued to renew existing homeowners and condominium policies without earthquake coverage through July 23, 1996. Effective July 1, 1996, the Company entered into a reinsurance agreement with U.S. Reinsurance Corporation to reinsure 100% of the in force and renewal premiums through the expiration of all remaining policies which will occur in July 1997. Due to the requirement to exit the homeowners market, units in force for the homeowners and condominium programs decreased 27.8% between September 1995 and September 1996 and 21.5% in the third quarter of 1996. This decline in units resulted in lower gross premiums written for both quarter and year-to-date periods ended September 30, 1996 compared to the prior year.

Underwriting results for these programs are subject to the variability caused by weather-related claims and infrequent disasters. The underwriting profit for this line was $2.0 million for the first nine months of 1996 compared to an underwriting loss of $74.1 million for the same period in 1995. Underwriting profits of $133,000 were realized in the third quarter of 1996 compared to a $2.5 million underwriting loss for the same period in 1995. Underwriting losses in 1995 were primarily the result of adverse development of earthquake-related losses of approximately $50 million in the second quarter of 1995 and first-party property claims totaling $14.2 million related to a series of severe winter storms in the first quarter of 1995. The underwriting results in 1996 were positively affected by the reduction in the reinsurance premium expense, a decrease in the overall exposure during the period due to the runoff of the business, and milder weather in the first quarter of 1996 compared to that of 1995. As a result of the 100% quota share agreement entered into as of July 1, 1996, the Company's exposure to weather-related and disaster claims has been significantly reduced.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Personal Excess Liability

Units in force decreased by 1.9% from September 30, 1995 to September 30, 1996 and less than 1% for the third quarter. Gross premiums written decreased 1.5% in the first nine months and remained flat in the third quarter of 1996 compared to the same periods in 1995. The decline in this business is primarily attributable to the runoff of the homeowner and condominium programs, as some policyholders for this program are likely to purchase excess
liability coverage in conjunction with their homeowner policies.   However, the
decline appears to have leveled off in the third quarter of 1996 as the decline in units in force remained relatively flat compared to a 21.5% decrease in homeowner policies for the same period. Underwriting profits for this line can vary significantly with the number of claims which occur infrequently.

Policy Acquisition and General Operating Expenses

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry because as a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses for the third quarter and nine months ending September 30, 1996 decreased by $818,000 (4.1%) and $5.6 million (8.5%), respectively, compared to the same periods in 1995. These decreases reflect a reduction in general operating expenses due to the decline in the number of units in force as well as steps taken to achieve operating cost efficiencies. The ratios of net underwriting expenses (excluding loan interest and fees) to net earned premium for the third quarter and nine months ended September 1996 were 9.3% and 9.1% compared to 8.3% and 9.1% for comparable periods in 1995, respectively. The increase in the expense ratio for the third quarter is mainly due to the decline in earned premiums.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

INVESTMENT INCOME

Net pre-tax investment income decreased 12.5% and 11.1% during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Financial results of 20th Century of Arizona, which commenced operations on August 1, 1996, are reflected in investment income and are not material for the quarter. Average invested assets decreased 7.6% between September 1995 and September 1996 primarily due to the decline in units in force.

The average annual pre-tax yield on invested assets decreased from 6.8% for the nine months ended September 30, 1995 to 6.6% for the nine months ended September 1996. The yield for the third quarter was 6.4% compared to 7.1% for the third quarter of 1995. The decline in investment income from September 1995 levels is primarily the result of lower investable funds.

Realized gains on sales of investments increased in the nine months ended September 1996 to $6.5 million from $5.4 million for the same period of 1995. Realized gains for the third quarter of 1996 decreased to $2.6 million from $3.2 million for the same period last year. Unrealized gains on investments decreased $41.6 million (124.1%) since December 31, 1995, to a net unrealized loss of $8.1 million as of September 30, 1996, primarily because of unfavorable conditions in the bond market.

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

The Registrant filed one Form 8-K during the three months ended September 30, 1996 as follows:

August 13, 1996    The Company announced its second quarter 1996 financial
                   results and its intention to grow its core business of automobile insurance. The Company also announced that 20th
                   Century Insurance Company of Arizona began marketing private passenger automobile insurance in Arizona on August 1, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            20TH CENTURY INDUSTRIES
                                                 (Registrant)




Date     NOVEMBER  08, 1996
    -------------------------         ------------------------------------------
                                                 WILLIAM L. MELLICK
                                        President and Chief Executive Officer



Date        NOVEMBER 08, 1996
    -------------------------         ------------------------------------------
                                                  ROBERT B. TSCHUDY
                                              Senior Vice President and
                                               Chief Financial Officer