Form 10-K
period 1996-12-31
20TH CENTURY INDUSTRIES
filed 1997-03-31
CIK 100331

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 --------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the fiscal year ended December 31, 1996      Commission File Number 0-6964

                            20TH  CENTURY INDUSTRIES
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        CALIFORNIA                                     95-1935264
---------------------------                      --------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                            number)


      Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California    91367
-------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (818) 704-3700

              SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                           COMMON STOCK, WITHOUT PAR VALUE
                                  (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X            NO
                             ---              ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on March 12, 1997 as reported by the New York Stock Exchange, was approximately $916,066,000.

On March 12, 1997, the registrant had outstanding 51,601,361 shares of common stock, without par value, which is the Company's only class of common stock.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on May 20, 1997, are incorporated herein by reference into Part III hereof.

                            20TH CENTURY INDUSTRIES

                          1996 FORM 10-K ANNUAL REPORT
                               Table of Contents

                                                                          PAGE
                                      PART I
                                      ------

Item   1.  Business....................................................    3

Item   2.  Properties..................................................   23

Item   3.  Legal Proceedings...........................................   23

Item   4.  Submission of Matters to a Vote of Security Holders.........   24

                                     PART II
                                     -------

Item   5.  Market for Registrant's Common Stock and Related
             Stockholder Matters......................................   25

Item   6.  Selected Financial Data.....................................  26

Item   7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................   30

Item   8.  Financial Statements and  Supplementary Data................  41

Item   9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................   71

                                     PART III
                                     --------

Item  10.  Directors and Executive Officers of the Registrant..........  71

Item  11.  Executive Compensation......................................  71

Item  12.  Security Ownership of Certain Beneficial
              Owners and Management....................................  71

Item  13.  Certain Relationships and Related Transactions..............  71

                                     PART IV
                                     -------

Item  14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.......................................  72

           Signatures..................................................  81

                                 PART I

ITEM 1. BUSINESS

GENERAL

     20th Century Industries is an insurance holding company founded in 1956 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 20th Century Industries and its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, both of which are property and casualty insurance companies licensed and incorporated in California. The Common Stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW."

     The Company, through its subsidiaries, directly markets and underwrites private passenger automobile, homeowners and personal excess liability insurance. As a direct response writer, the Company has gained a reputation for excellent customer service and being among the most efficient and low cost providers of personal insurance in the markets it serves.

     Historically, the Company's business has been concentrated in Southern California, principally the greater Los Angeles and Orange County areas. In the early 1990's, however, the Company began expanding into the San Diego and Northern California areas. In August 1996, 20th Century Insurance Company of Arizona ("20th of Arizona") began writing private passenger automobile insurance in that state. 20th of Arizona is a joint venture between the Company, which owns a 49% interest, and American International Group, Inc. ("AIG"), which owns a 51% interest. AIG currently owns the largest single outstanding equity interest in the Company (see Note 16 of Notes to Consolidated Financial Statements in Item 8 herein). The Company is considering expanding into other states with large urban markets which seem most compatible with the Company's demonstrated core competencies.

     The Company began providing homeowners insurance in 1982 and condominium insurance in 1989. Policies issued or renewed prior to July 23, 1994 included optional endorsements for earthquake coverage. In the wake of the earthquake which occurred in the San Fernando Valley area of Southern California on January 17, 1994 (the "Northridge Earthquake" - see discussion in Note 15 of Notes to Consolidated Financial Statements in Item 8 herein), the Company's writings in these lines were significantly reduced in the period 1994 to 1996. In compliance with an order by the California Department of Insurance ("DOI") in June 1994, the Company immediately began to non-renew earthquake coverage endorsements and to cease writing new homeowner and condominium policies. Effective July 23, 1996, the Company began non-renewing all homeowner and condominium policies.

     In late 1996, the Company obtained permission to renew its remaining homeowner policies effective February 15, 1997 and expects to request authority to resume writing new homeowner policies during 1997. However, there is no assurance this request will be granted. The statutorily required offer of earthquake coverage on these renewals is being made by an AIG affiliate; no additional direct earthquake exposure will be borne by the Company. The condominium program is currently in run-off and will be fully discontinued by July 23, 1997.

LIMITS OF INSURANCE COVERAGE

     The Company offers the following insurance coverages for private passenger automobiles: bodily injury liability, property damage, medical payments, uninsured motorist, rental reimbursement, comprehensive and collision. Policies are written for a six-month term. Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. The most frequent bodily injury liability limits purchased are $100,000 per person and $300,000 per accident.

     The homeowners program historically utilized a replacement cost insurance policy which covered the actual cost of rebuilding the dwelling. Contents were covered, at replacement cost, up to the stated policy limits. In early 1997, this policy was replaced with an extended replacement cost policy, thereby limiting loss to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provide for a minimum dwelling amount of $50,000 and a maximum dwelling amount of $500,000. Personal liability coverage limits of $100,000, $200,000 and $300,000 are available. The condominium program utilized a replacement cost policy which covered the condominium unit owner's contents up to the policy limits. Contents coverage limits were offered between a minimum of $25,000 and a maximum of

$250,000. Limits for personal liability coverage of $100,000, $200,000 and $300,000 were also available.

     The personal excess liability policy ("PELP") is written by 20th Century Insurance Company and provides liability coverage with a limit of $1,000,000 in excess of the underlying automobile and homeowners liability coverage. Minimum underlying automobile limits of $100,000 per person and $300,000 per accident are required while homeowners must have a minimum of $100,000 personal liability coverage. The underlying automobile coverage must be written by the Company.

MARKETING

     The Company markets directly to the customer and writes its policies without utilizing or engaging outside agents or brokers. The Company uses direct mail, print and radio advertising to market its policies. Quotes may be obtained by calling the company directly at (800) 211-7283. In 1996, the Company established a site on the Internet (http:\\www.20thCentIns.com) offering prospective customers an additional way to request a rate quotation or obtain other information about the Company.

     20th Century was active in advertising in California's four major metropolitan markets throughout 1996 (Los Angeles and Orange Counties, the Bay Area, San Diego and Sacramento). Requests for automobile quotations increased 16% over the prior year while the number of vehicles for which applications were received increased 17.2%.

     The Company continues to increase penetration in its newer Sacramento and Bay Area markets, generating approximately 80% more new business from these two markets in 1996 than in 1995. Over 40% of all new business written in 1996 came from outside the Los Angeles/Orange County areas.

UNDERWRITING AND PRICING

     The regulatory system in California requires the prior approval of insurance rates. Within this regulatory framework, the Company establishes its automobile and homeowners premium rates based on actuarial analysis of its own historical premium, loss and expense data. These data are compiled and analyzed to establish overall rate levels as well as classification differentials. The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. The primary characteristics include driving record, annual mileage, number of years a driver has been licensed, where the vehicle is garaged, vehicle usage, value of the automobile and limits and deductibles selected.

     The Company is required to offer insurance to any prospect who meets the statutory definition of a "Good Driver." This definition includes all drivers who have been licensed more than three years and have had no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and certain at fault accidents.

     The Company reviews many of its automobile policies prior to the time of renewal and as changes occur during the policy period. The customer may contact the Company to make changes, such as the addition or deletion of drivers or vehicles, changes in the classification of drivers or usage of vehicles, changes in garaging location and changes in coverages or limits. Some mid-term changes may result in premium adjustments and some may result in the policy being reunderwritten and eventually not renewed because of a substantial increase in hazard.

     With respect to the homeowners renewal program starting February 15, 1997, underwriting procedures include a review of claims and identification of changes in circumstances that may warrant premium adjustments or cancellation of coverage in case of a substantial increase in risk.

SERVICING OF BUSINESS

     The Company has consistently maintained a low expense ratio compared to industry norms because of its efficient processing of all aspects of customer service. The Company continues to design and implement effective practices, fully supported by management information systems, to improve service and efficiency in the marketing, policy service, underwriting and claims functions. The Company continues to adapt its technological capabilities in keeping with its business strategies. The management information systems provide the information resources and data processing capabilities which support the business and technical needs of the Company. In addition to providing ongoing support, the systems provide the strategic capabilities necessary to manage the Company's business. In January 1997, telephonic capacity was expanded to include interactive voice response, which allows customers to obtain pertinent policy information on their own, seven days a week, 6:00 am to midnight.

CLAIMS

     Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel and management of the settlement process. Whenever possible, physical damage claims are handled through the use of Company drive-in claims and vehicle inspection centers. The claims management staff administers the claims settlement process and directs the legal and adjuster components of that process. Each claim is carefully analyzed to provide for fair loss payments, to comply with the Company's contractual obligations and to manage loss adjustment expenses. Liability and property damage claims are handled by specialists in each area.

     The Company utilizes its legal staff to handle most aspects of claims litigation, including trial, from offices in Brea, Ontario, Long Beach, San Diego and Woodland Hills. Staff attorneys handle more than 75% of all lawsuits. Suits which may involve a conflict of interest are assigned to outside counsel.

     Recognizing the need to provide its customers with convenient, local service, the Company has established eleven Division Service Offices in Los Angeles, Orange, San Diego and Ventura

Counties as well as a new office in the San Francisco Bay Area. Each Division Service Office is a full service center, normally staffed with between seventy-five and one hundred employees who provide complete claims services from initial investigation to final conclusion. In addition, the Company has twelve drive-in claims facilities in Los Angeles, Orange, San Diego and Ventura Counties. Each drive-in facility is staffed with between two and five employees.

     The Company makes extensive use of its Direct Repair Program ("DRP") to expedite the repair process. The program involves agreements between the Company and approximately 95 independent repair facilities throughout California. The Company agrees to accept the estimate for damages prepared by the repair facility without the vehicle having to be inspected by staff adjusters. The facilities selected undergo a screening process before being accepted, and the Company maintains an aggressive reinspection program to assure quality results; the Company's reinspection team visits a minimum of 30% of all repair facilities each month. The customer benefits by getting the repair process started faster, and the repairs are guaranteed for as long as the customer owns the vehicle. The Company benefits by not incurring the overhead expense of a larger staff of appraisers and by negotiating repair rates it believes are beneficial. Currently, over 25% of all damage repairs are handled using the DRP method.

     The Specialty Division is comprised of three vehicle inspection centers located in Los Angeles and Orange Counties. Each vehicle inspection center is staffed with between fifteen and twenty employees who handle total losses, total thefts and vehicles which are not driveable.

     The Claims Services Division employs approximately 100 people who are responsible for subrogation, medical payment claims and workers' compensation claims arising under the home-owner policy.

     The Company also maintains a Special Investigations Unit with approximately 40 personnel who investigate suspected fraudulent claims. The Company believes its efforts in this area have been responsible for saving several millions of dollars annually.

     The Homeowners Division processes all homeowner property claims on a regional basis and is made up of two units of approximately fifteen employees each. The units are located in Brea and Woodland Hills.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     The Company establishes reserves, or liabilities, at each accounting date for losses and loss adjustment expenses arising from claims, both reported and unreported, which have been incurred but which remain to be paid. Such reserves are estimates, as of a particular date, of the amount the Company will ultimately pay for claims incurred as of the accounting date.

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

     The Company supplements the case loss reserve estimates with loss reserves estimated using actuarial methodologies. These reserves are designed to provide for claims incurred but not reported to or recorded by the Company as of the accounting date ("IBNR") and for changes over time in individual case reserve estimates and loss adjustment expenses which include estimates of both legal and other administrative and direct costs associated with settling incurred claims. The reserves are estimated using actuarial techniques and the Company's own historical loss experience and are reviewed each quarter. The effects of inflation are implicitly considered in the actuarial estimates of liabilities for loss and loss adjustment expenses. The Company does not report its loss and loss adjustment expense reserves at their discounted present value.

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

     A rollforward of loss and loss adjustment expense reserves, including the effects of reserve changes, loss payments, reinsurance and a reconciliation between statutory reserves and GAAP reserves for each of the three years in the period ended December 31, 1996 is presented in Note 7 to the Consolidated Financial Statements.

     The following table presents the development of loss and loss adjustment expense reserves, net of reinsurance, for the years 1986 through 1996. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverables, for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year-ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater
(less) than the re-estimated reserves at December 31, 1996. The decrease in the redundancy shown in the 1994 and 1995 columns compared to prior years includes the additional earthquake losses and loss adjustment expenses recorded subsequent to 1994, which through December 31, 1996 have amounted to $100 million (see Note 15 of Notes to Consolidated Financial Statements).

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


                                                                  AS OF DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------

                                  1986      1987      1988      1989      1990       1991       1992       1993       1994
                                  ----      ----      ----      ----      ----       ----       ----       ----       ----
Reserves for
 loss and loss
 adjustment expenses,
  net of reinsurance              $206,266  $297,853  $391,748  $472,010  $525,220   $547,098   $554,034   $574,619   $755,101

Paid (cumulative)
 as of:

One year later                     138,944   180,516   197,555   242,757   300,707    320,264    327,634    344,876    519,969
Two years later                    187,448   238,947   271,163   328,606   391,970    401,019    403,434    423,713    635,861
Three years later                  211,477   272,955   310,757   366,369   420,853    426,412    425,671    443,055
Four years later                   226,550   289,901   326,495   377,980   429,791    433,642    432,086
Five years later                   233,287   296,310   330,014   381,507   431,791    436,522
Six years later                    235,367   297,764   330,879   382,230   432,975
Seven years later                  235,510   298,098   331,433   382,108
Eight years later                  235,515   298,649   331,344
Nine years later                   235,813   298,583
Ten years later                    235,732

Reserves re-
 estimated as of:

One year later                     227,848   294,504   357,220   402,706   473,974    473,209    491,048    490,166    715,637
Two years later                    230,412   302,991   342,365   397,847   449,348    461,343    447,880    465,036    725,098
Three years later                  237,587   304,925   340,760   389,559   442,508    440,198    438,726    453,431
Four years later                   239,096   302,661   333,432   384,948   433,408    437,350    435,128
Five years later                   237,528   298,764   332,100   382,331   432,370    436,929
Six years later                    236,026   298,603   331,191   381,996   432,661
Seven years later                  235,819   298,319   331,274   381,914
Eight years later                  235,698   298,661   331,184
Nine years later                   235,842   298,531
Ten years later                    235,747

Redundancy
 (Deficiency)                     $(29,481)    $(678)  $60,564   $90,096   $92,559    $110,169   $118,906   $121,188   $30,003


                                  AS OF DECEMBER 31,
-----------------------------------------------------------

                                 1995       1996
Reserves for
 loss and loss
 adjustment expenses,
   net of reinsurance             $552,320  $489,033

Paid (cumulative)
 as of:

One year later                     351,985
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-
 estimated as of:

One year later                     526,730
Two years later                    725,098
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Redundancy
 (Deficiency)                      $25,590


     The reserve for gross losses and loss adjustment expenses, as reported in the consolidated financial statements, is recorded prior to reinsurance and represents the accumulation for reported losses and IBNR. The table which follows presents the development of gross losses and loss adjustment expense reserves for calendar years 1994 through 1996. As in the ten-year table presented net of reinsurance, each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data and it would not be appropriate to extrapolate future development based on this table.


                                               1994        1995         1996
                                               ----        ----         ----
Gross losses and loss adjustment
  expenses, December 31                      $756,243     $584,834    $543,529
Paid (cumulative) as of:
  One year later                              523,199      375,895
  Two years later                             639,870
Gross liability re-estimated as of:
end of year                                   756,243      584,834     543,529
  One year later                              719,716      559,259
  Two years later                             729,209
Redundancy                                   $ 27,034     $ 25,575

OPERATING RATIOS

Combined Ratios

     Underwriting profit margins are a reflection of the extent to which the combined ratios (loss and loss adjustment expense ("LAE") ratios and underwriting expense ratios) are less than 100%. Loss and LAE ratios are traditionally used to interpret the underwriting experience of property and casualty insurance companies. Losses and loss adjustment expenses are stated as a percentage of premiums earned because losses may occur over the life of a particular insurance policy. Underwriting expenses are stated as a percentage of premiums written for statutory reporting purposes and as a percentage of earned premiums for reporting under generally accepted accounting principles. The loss and LAE ratios, underwriting expense ratios (excluding loan interest and fees), and combined ratios for the Company's subsidiaries, on a SAP and GAAP basis, are shown in the following tables.

                                     YEARS ENDED DECEMBER 31,
                                 ----------------------------------
COMPANYWIDE - SAP                 1996   1995    1994   1993   1992
                                 -----  -----  ------  -----  -----
Loss and LAE Ratio               85.8%  88.7%  173.0%  88.0%  85.9%
Underwriting Expense Ratio        9.4    8.7     9.9   10.5   10.0
                                 -----  -----  ------  -----  -----
Combined Ratio                   95.2%  97.4%  182.9%  98.5%  95.9%
                                 -----  -----  ------  -----  -----
                                 -----  -----  ------  -----  -----

                                     YEARS ENDED DECEMBER 31,
                                  ----------------------------------
COMPANYWIDE - GAAP                1996   1995    1994   1993   1992
------------------               -----  -----  ------  -----  -----
Loss and LAE Ratio               85.8%  88.4%  176.8%  87.6%  85.3%
Underwriting Expense Ratio        9.3    9.0     9.7   10.7   10.1
                                 -----  -----  ------  -----  -----
Combined Ratio                   95.1%  97.4%  186.5%  98.3%  95.4%
                                 -----  -----  ------  -----  -----
                                 -----  -----  ------  -----  -----

     The Northridge Earthquake contributed 85.1, 2.9 and 4.7 percentage points on both a GAAP and SAP basis to the 1994, 1995 and 1996 combined ratios, respectively. Weather-related claims contributed less than one percentage point to the 1996 combined ratio and 1.5 percentage points to the 1995 combined ratio.

Premiums to Surplus Ratio

     The following table shows, for the periods indicated, the Company's statutory ratios of net premiums written to policyholders' surplus. Because each property and casualty insurance company has different capital needs, an "appropriate" ratio of net premiums written to policy-holders' surplus for one company may not be the same as for another company. While there is no statutory requirement applicable to the Company, guidelines established by the National

Association of Insurance Commissioners provide that such ratio generally should be no greater than 3 to 1 on a statutory basis.

                                    YEARS ENDED DECEMBER 31,
                            -----------------------------------------------
SAP                         1996      1995       1994        1993      1992
---                         ----      ----       ----        ----      ----
                                      (Amounts in thousands, except ratio)
Net premiums written      $827,993  $958,614  $1,032,737  $1,021,902  $918,443

Policyholders' surplus    $436,367  $358,474  $  207,018  $  582,176  $500,619

Ratio                        1.9:1     2.7:1       4.9:1       1.8:1     1.8:1

     The 1994 and 1995 ratios were high because of the surplus strain caused by the Northridge Earthquake. Capital infusions in 1994 and a return to profitable operations in 1995 resulted in improved surplus levels that reduced the ratio below 3 to 1 in 1995 and below 2 to 1 in 1996.

INVESTMENTS AND INVESTMENT RESULTS

     The Company's investment guidelines emphasize buying high-quality fixed income investments. These guidelines, the portfolio and the investment results are regularly reviewed by the Investment Committee of the Company's Board of Directors. Because of the net operating loss ("NOL") carryforwards available for tax purposes, the bulk of the Company's investment portfolio has been invested in taxable securities. While the Company does not invest with a view to achieving realized gains, securities are bought and sold in order to meet the main objectives of the investment portfolio. These objectives are to maximize after-tax investment income and total investment returns while minimizing credit and liquidity risk. The Company currently has designated all of its portfolio as "available-for-sale."

The following table summarizes investment results for the most recent five years:


                                                     YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------
                                1996            1995            1994            1993             1992
                                ----            ----            ----            ----             ----
                                                      (Amounts in thousands)

Average invested assets (at
  cost or amortized cost;
  includes cash and cash
  equivalents)               $1,111,396      $1,193,202      $1,259,871      $1,384,926       $1,273,168

Net investment income:

  Before income taxes            73,178          81,658          84,761          97,574           94,255

  After income taxes             52,038          56,597          68,629          87,915           85,442

Average annual return
  on investments:

  Before income taxes              6.6%            6.8%            6.7%            7.1%             7.4%

  After income taxes               4.7%            4.7%            5.4%            6.3%             6.7%

Net realized investment
  gains after income taxes        4,736           6,634          40,010          10,874            7,589

Net increase (decrease) in un-
  realized gains on fixed
  maturity investments
  after income taxes            (30,688)         73,286        (134,660)         39,863           12,832

    The decline in the investment portfolio since 1993 resulted largely from the need to sell investments to generate cash to cover the severe losses and other ongoing expenses resulting from the Northridge Earthquake. The declining return on investments is a result of the sale, maturity or early redemption of older securities with high yields and re-investment in securities with significantly lower current yields as well as general market conditions. In addition, in 1994 and 1995, a greater portion of the portfolio was invested in commercial paper which yielded a lower return than that earned on the fixed maturity portion.

    The following table sets forth the composition of the Company's investments and cash and cash equivalents at the dates indicated.


                                                               DECEMBER 31,
                                ----------------------------------------------------------------------------
                                         1996                      1995                      1994
                                         ----                      ----                      ----

                                                          (Amounts in thousands)

                                 Amortized      Fair       Amortized      Fair       Amortized       Fair
Type of Security                   Cost         Value        Cost         Value        Cost          Value
----------------                ----------   ----------   ----------   ----------   -----------   ----------


Fixed maturities:
  U.S. Treasury secur-
  itites and obliga-
  tions of U.S. Govern-
  ment corporations
  and agencies                  $  11,906    $  11,885    $  68,283    $  69,711    $  240,690    $  232,678

  Obligations of
  states and politi-
  cal sub-divisions               287,277      292,127      219,026      222,844       292,723       261,614

  Public utilities                164,509      163,674      182,828      191,224       147,241       139,173

  Corporate securities            596,346      596,017      604,884      641,769       322,177       307,941
                                ----------   ----------   ----------   ----------   ----------    ----------

Total fixed maturities          1,060,038    1,063,703    1,075,021    1,125,548     1,002,831       941,406

Common stock                          250          925          539        1,564           539           768
                                ----------   ----------   ----------   ----------   ----------    ----------

Total investments               1,060,288    1,064,628    1,075,560    1,127,112     1,003,370       942,174
                                ----------   ----------   ----------   ----------   ----------    ----------

Cash and cash
  equivalents                      18,078       18,078       50,609       50,609       249,834       249,834
                                ----------   ----------   ----------   ----------   ----------    ----------

Total investments
  and cash and cash
  equivalents                  $1,078,366   $1,082,706   $1,126,169   $1,177,721    $1,253,204    $1,192,008
                               -----------  -----------  -----------  -----------   ----------    ----------
                               -----------  -----------  -----------  -----------   ----------    ----------


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

     While the Company competes with all private passenger automobile insurers in the state, the Company is in more direct competition with other major writers which concentrate on the larger good driver market than with those which specialize in "non-standard," "high-risk" or other niche market segments.

     The Company's marketing and underwriting strategy is to appeal to careful and responsible drivers who are willing to deal directly with the Company in order to save significant amounts of money on their insurance premiums. As a result, the Company is able to maintain policy renewal rates which it believes are above industry averages.

     By selling its products directly to the insured, the Company has eliminated agent and broker commissions. The Company relies heavily on its centralization of operations and its computerized information services system to efficiently service its policyholders and claimants.

     Consequently, the Company consistently operates with one of the lowest underwriting expense ratios in the industry and is able to maintain its rates among the lowest in the markets it serves while still providing quality service to its customers.

REINSURANCE

     The Company purchases reinsurance to reduce its loss in the event of a catastrophe or from infrequent, large individual claims and to reduce its overall risk level. A reinsurance transaction occurs when the Company transfers or cedes a portion of its exposure from direct business written to a reinsurer which assumes that exposure for a premium. The reinsurance cession does not legally discharge the Company from its liability for a covered primary loss, but provides for reimbursement from the reinsurer to the Company for the ceded portion.

     Each of the Company's insurance subsidiaries have entered into a five-year quota share reinsurance agreement with an AIG affiliate covering all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, 10% of each subsidiary's premiums earned and losses and loss adjustment expenses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 are ceded. At the end of the five-year period, the AIG affiliate may elect to renew the agreement annually for four years at declining coverage percentages.
A ceding commission of 10.8% was earned by the insurance subsidiaries for 1995 and, thereafter, a commission is paid at a rate equal to the actual underwriting expense ratio. The ceding commission rate for 1996 was 9.13%.

     During 1996, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with F&G Re and Risk Capital Re covering the homeowner and condominium lines of business. This agreement covers, for a one-year policy term, all covered business in force as of July 1, 1996 plus renewal business attaching between July 1, 1996 and July 23, 1996, effectively terminating with the expiration of the underlying one-year policies. Under this contract, the Company ceded all of its homeowner and condominium unearned premiums as of June 30, 1996 to these companies, a total of $33.3 million. Additionally, 100% of written premiums and incurred losses and allocated loss adjustment expenses subsequent to June 30, 1996 are ceded under this contract. The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio. In 1996, the Company earned commissions at a rate of 15.8%. Homeowner policies renewed February 15, 1997 and subsequent are not covered under this contract; the Company expects to have a catastrophe reinsurance program in place in the second quarter of 1997 to cover its renewed homeowner policies.

     The Company has a quota share reinsurance treaty for the PELP whereby 60% of premiums and losses are ceded to the reinsurer. After the effect of the 10% quota share treaty with AIG, the Company effectively retains 36% of the risk for this line.

REGULATION

     The Company and its subsidiaries are subject to regulation and supervision by the California Department of Insurance ("DOI") which has broad regulatory, supervisory and administrative powers, such as:

         -   Licensing of insurance companies and agents
         -   Prior approval of rates, rules and forms
         -   Standards of solvency
         -   Nature of, and limitations on, insurance company investments
         -   Periodic examinations of the affairs of insurers
         - Annual and other periodic reports of the financial condition and results of operations of insurers
         -   Establishment of accounting rules
         -   Issuance of securities by insurers
         -   Payment of dividends

     Regulation by the DOI is designed principally for the benefit of policyholders. The DOI conducts periodic examinations of the Company's insurance subsidiaries.

     In June 1994, the DOI ordered the Company to immediately begin non-renewing earthquake coverage endorsements and to cease writing new homeowner and condominium policies and, effective July 23, 1996, to begin non-renewing all its remaining homeowner and condominium policies. On December 23, 1996, the DOI amended its order to permit the Company to resume renewing its remaining homeowner policies effective February 15, 1997, with the statutorily required offer of earthquake coverage to be made by an affiliate of AIG. The Company plans to seek DOI approval to resume writing new homeowner policies during 1997 but there is no assurance the DOI will do so. Inability to write new homeowner policies hinders the Company's efforts to sell automobile insurance to certain consumers who prefer the convenience of having both coverages provided by the same insurer.

     As discussed in Note 14 of the Notes to Consolidated Financial Statements (in Item 8 herein), in January 1995, the Company and the DOI reached a settlement concerning the Company's Proposition 103 rate rollback liability. The Company has no remaining liability for rollback rebates.

     The operations of the Company are governed by the laws of the State of California and changes in those laws can affect the revenues and expenses of the Company. In 1996, the State of California enacted two new laws which have the potential of impacting the auto insurance industry: Proposition 213 and Assembly Bill 650 ("AB 650").

     Ballot Proposition 213 was approved by an overwhelming majority of California voters on November 5, 1996. This proposition bars certain drivers and most uninsured drivers from recovering non-economic damages for injuries they suffer in vehicle accidents. In December, a lawsuit challenging the constitutionality of the proposition was filed and a preliminary injunction barring the enforcement of Proposition 213 was sought.

     AB 650, which requires proof of financial responsibility for vehicle registration renewals, became effective January 1, 1997. It also restores the right of peace officers to cite drivers for failing to show proof of automobile liability insurance when stopped for a routine traffic violation. The courts may impound, under certain conditions, the cars of drivers who are not in compliance with AB 650, and substantial fines are imposed for violation of financial responsibility provisions. The Company expects that AB 650 will cause an increase in the number of policies for previously uninsured motorists and has seen an increase in the first two months of 1997; however, the persistency rate of these policies is not known. Previously uninsured motorists, as a whole, have historically resulted in underwriting losses. Approximately 6% of 1996 gross automobile premiums were from previously uninsured motorists.

     Proposition 213 is expected to impact bodily injury loss trends favorably. However, that may be offset by the adverse effects of previously uninsured drivers entering the system in large numbers as a result of AB 650.

     Meanwhile, the DOI promulgated final regulations in the third quarter of 1996 on the implementation of Proposition 103 and ordered all California personal auto insurance providers to file new class rating plans by February 18, 1997. Subsequent to the issuance of those regulations, the DOI announced that these new rating plans must consider the estimated favorable impact of Proposition 213. In response, the rating plan submitted by the Company would represent a 3.3% rate level reduction, which considers a variety of factors including the savings estimated to be attributable to Proposition 213. Because of the time consuming nature of California's prior approval process and the possibility of further delays due to the constitutional challenge over Proposition 213, the Company does not expect its newly filed class rating plan to be approved before September 1, 1997 at the earliest.

     As of this date, there is no legislation pending for 1997 which the Company believes is likely to materially impact its operations.

     The Company is a member of industry organizations which may advocate legislative and initiative proposals and which provide financial support to officeholders and candidates for California statewide public offices. The Company also makes financial contributions to those officeholders and candidates who, in the opinion of management, have a favorable understanding of the needs of the property and casualty insurance industry. In 1996, these contributions were approximately $216,000. The Company believes that such contributions are important to the future of the property and casualty insurance industry in California and intends to continue to make such contributions as it determines to be appropriate.

HOLDING COMPANY ACT

     The Company's subsidiaries are also subject to regulation by the California Department of Insurance pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Certain transactions defined to be of an "extraordinary" nature may not be effected without the prior approval of the California Department of Insurance. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving in the net aggregate, more than the lesser of (i) 5% of the Company's admitted assets or

(ii) surplus as to policyholders as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurance company's policyholders' surplus as of the preceding December 31 or (ii) the insurance company's net income for the preceding calendar year. The California code further provides that property and casualty insurers may pay dividends only from earned surplus. The Holding Company Act generally restricts the ability of any one person to acquire more than 10% of the Company's voting securities without prior regulatory approval.

NON-VOLUNTARY BUSINESS

     Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. It is expected that AB 650 will increase the number of drivers applying to CAARP and thus the Company's number of assignments. The CAARP assignments have historically produced underwriting losses and, as of December 31, 1996, represented less than 1% of gross premiums written.

     Insurers offering homeowners insurance in California are required to participate in the California Fair Plan ("Fair Plan"). Fair Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowners direct premiums written in the state.

EMPLOYEES

     The Company had 2,261 full and part-time employees at December 31, 1996. The Company provides medical, pension and 401(k) savings plan benefits to eligible employees according to the provisions of each plan. The Company believes that its relationship with its employees is excellent, and employee turnover is generally very low.

ITEM 2.  PROPERTIES

    The Company leases its Home Office building in Woodland Hills, California, which contains approximately 234,000 square feet of leasable office space. The lease was amended in October 1994 which extended the lease term until November 1999. The lease may be renewed for two consecutive five-year periods.

    The Company also leases office space in 24 other locations throughout California. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

ITEM 3.  LEGAL PROCEEDINGS

    On January 16, 1996, a shareholder derivative lawsuit, relating to damages incurred in the Northridge Earthquake, was filed in Los Angeles Superior Court against various current and prior directors and officers of the Company. The Company was named in the lawsuit as a nominal defendant only. Upon completion of the investigation by separate legal counsel for both the Company and the directors and officers, and after notice to the Company's shareholders, the litigation was resolved with the final court approval entered on November 18, 1996. The settlement included payment of legal fees to the plaintiff attorneys by the Company's D&O insurer and the institution of certain remedial acts by the Company. No direct financial consideration was provided by the Company. Each director and officer was found to have acted in good faith and in the best interests of the Company.

    In the normal course of business, the Company is named as a defendant in lawsuits related to claim issues. Some of the actions request exemplary or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate.

    Currently included in this class of litigation are certain actions that arise out of the Northridge Earthquake. It is believed that a majority of these actions were filed to resolve claims involving disputed damages or to contest the applicability of the statute of limitations. One lawsuit, entitled ESTRADA V. 20TH CENTURY INSURANCE COMPANY, was filed in Los Angeles Superior Court and, as amended in January 1997, seeks to convert an individual action to a class action. According to the current Amended Complaint, the potential class involves those insureds whose claims for damages from the Northridge Earthquake were first reported to the Company on
or after January 18, 1995 and then denied as untimely.   It is too soon to
predict with any accuracy whether the class will ultimately be certified.

     While any litigation has an element of uncertainty, the Company does not believe that the ultimate outcome of any pending actions will have a material effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

(a)     PRICE RANGE OF COMMON STOCK

        The stock is currently traded on the New York Stock Exchange under the trading symbol "TW." The following table sets forth the high and low bid prices for the common stock for the indicated periods.

                                               High           Low
                                               ----           ---
1996
 Fourth Quarter                                18-5/8       14-5/8
 Third Quarter                                 17-7/8       14-1/2
 Second Quarter                                17-3/8       15-3/8
 First Quarter                                 20-5/8       15-3/4

1995
 Fourth Quarter                                21-1/4       15-1/4
 Third Quarter                                 16-3/8       11-3/8
 Second Quarter                                13-1/4       10-3/4
 First Quarter                                 13-7/8       10-3/8

(b)   HOLDERS OF COMMON STOCK

The approximate number of record holders of the common stock on December 31, 1996 was 1,170.

(c)   DIVIDENDS

      The Company paid regular cash dividends on its common stock each year since 1973 through the second quarter of 1994. Dividends were paid at the rate of $.16 per share for each of the first two quarters of 1994. Due to the adverse impact of the Northridge Earthquake on the financial strength of the Company, no dividends were paid in the last two quarters of 1994, and no dividends were paid on common shares in 1995. In the fourth quarter of 1996, the Company paid a dividend on common shares at the rate of $.05 per share, which totaled $2,576,000. 20th Century Industries paid cash dividends on preferred shares of $14,623,000 and in-kind dividends of $4,950,000 in 1995 and cash dividends of $20,245,500 in 1996.

      The parent company is dependent upon dividends from its subsidiaries to service debt and pay dividends to its stockholders. Based on 1996 operating results and earned surplus as of December 31, 1996, the Company believes dividends in 1997 will not require extraordinary regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 1996 are derived from the consolidated financial statements of 20th Century Industries and its subsidiaries. The consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 are included elsewhere in this Form 10-K.

All dollar amounts set forth in the following tables are in thousands, except per share data.


                                                                YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                   1996         1995        1994          1993        1992
                                                   ----         ----        ----          ----        ----
Operations Data:
 Net premiums earned                            $  856,628   $  963,797  $1,034,003   $  989,712  $  896,353
 Net investment income                              73,178       81,658      84,761       97,574      94,255
 Realized investment gains                           7,287       10,207      61,554       16,729      11,498
                                                ----------   ----------  ----------   ----------  -----------
   Total Revenues                                  937,093    1,055,662   1,180,318    1,104,015   1,002,106

Net losses and loss
 adjustment expenses                               734,735      851,602   1,828,346      867,451     764,374
Policy acquisition costs                            38,175       38,647      43,409       48,375      41,996
Other operating expenses                            41,496       48,311      57,198       57,769      48,486
Proposition 103 expense                               --           --        29,124        3,474       3,474
Loan interest and fees expense                      14,260       15,897       8,348          --         --
                                                ----------   ----------  ----------   ----------  -----------
   Total Expenses                                  828,666      954,457   1,966,425      977,069     858,330
                                                ----------   ----------  ----------   ----------  -----------

Income (loss) before
 federal income taxes
 and cumulative effect
 of change in accounting
 for income taxes                                  108,427      101,205    (786,107)     126,946     143,776

Federal income taxes (benefits)                     34,370       31,575    (288,087)      18,350      26,309
                                                ----------   ----------  ----------   ----------  -----------
Income (loss) before cumulative
 effect of change in accounting
  for income taxes                                  74,057       69,630    (498,020)     108,596     117,467

Cumulative effect of change
 in accounting for income taxes                       --           --          --          3,959        --
                                                ----------   ----------  ----------   ----------  -----------
    Net Income (Loss)                           $   74,057    $  69,630  $ (498,020)  $  112,555  $  117,467
                                                ----------   ----------  ----------   ----------  -----------
                                                ----------   ----------  ----------   ----------  -----------

                                       YEARS ENDED DECEMBER 31,
                           -----------------------------------------------
                             1996      1995      1994      1993      1992
                             ----      ----      ----      ----      ----
Per Share Data:

Primary -

  Before cumulative effect
   of change in accounting
   for income taxes         $  .92     $  .88   $  (9.69)  $  2.11   $  2.29

  Cumulative effect of
   change in accounting
   for income taxes              -          -          -       .08         -
                            -------    -------  ---------  --------  --------

Net Income (Loss)           $  .92     $  .88   $  (9.69)  $  2.19   $  2.29
                            -------    -------  ---------  --------  --------
                            -------    -------  ---------  --------  --------

Fully Diluted -

 Net Income*                $  N/A     $  N/A   $   N/A
                            -------    -------  ---------
                            -------    -------  ---------

Dividends paid per
   common share             $  .05     $    -   $    .32   $   .64   $   .52
                            -------    -------  ---------  --------  --------
                            -------    -------  ---------  --------  --------

* Fully diluted earnings per share are not presented as the results would be antidilutive.

     The Company's financial statements include increases in earthquake reserves in 1996 of $40 million and in 1995 of $60 million offset partially by a $32 million reduction in the Prop. 103 liability, and in 1994, earthquake-related losses and expenses of $844.1 million. On an after-tax basis, these additional charges reduced primary earnings (loss) per share by $0.44, $0.32 and $(10.68) for 1996, 1995 and 1994, respectively.



                                                       DECEMBER 31,
                               ------------------------------------------------------------------
                                  1996         1995         1994          1993           1992
                                  ----         ----         ----          ----           ----
Balance Sheet Data:

Total investments              $1,064,268   $1,127,112   $  942,174   $  1,422,555   $  1,307,031

Total assets                    1,513,755    1,608,886     1,702,810     1,644,670      1,498,330

Unpaid losses and loss
 adjustment expenses              543,529      584,834       756,243       577,490        554,541

Unearned premiums                 231,141      288,927       298,519       299,941        267,556

Bank loan payable                 175,000      175,000       160,000        -              -

Claims checks payable              36,445       49,306        70,725        41,535         39,329

Stockholders' equity              487,707      466,585       317,944       655,209        575,674

Book value per common share    $     5.10   $     4.69   $     2.29   $      12.74   $      11.19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's financial condition continued to improve in 1996 as shown in the following table:

                                       1996           1995             1994
                                       ----           ----             ----
                                   (Amounts in  thousands except per share data)
Adjusted operating cash flow (1)     $     931     $  (154,645)     $  (605,151)

Book value per share                 $    5.10     $      4.69      $      2.29

Debt to equity ratio (2)                  0.36            0.40             0.45

Statutory surplus of
 insurance subsidiaries              $ 436,367     $   358,474      $   207,018

Net written premiums to
 surplus ratio                           1.9:1           2.7:1            4.9:1

A.M. Best rating                            B+              B-               B-

(1) For 1996, excludes $29.2 million, net of commissions, in homeowner and condominium unearned premiums ceded to reinsurers in July 1996.

(2)  Equity adjusted to exclude unrealized investment gains or losses.

     As indicated in the Notes to Consolidated Financial Statements, the 1994 Northridge Earthquake had a significant adverse effect which required a variety of measures to be taken to improve the Company's financial condition. In particular, the statutory surplus strain caused by the earthquake was alleviated by capital infusions funded through borrowings and the issuance of equity securities (see Notes 8 and 16 of Notes to Consolidated Financial Statements), and by suspending dividends from the insurance subsidiaries to the parent and from the parent to common shareholders. Additionally, the Company's direct exposure to future earthquake coverage losses was completely eliminated in 1995. The Company's only significant remaining catastrophe exposure is in the homeowner and condominium lines, primarily relating to potential wild fires and fire following an earthquake event, which remained adequately protected by reinsurance.

     The number of vehicles in force began growing again in the fourth quarter of 1996 for the first time in nine quarters. Meanwhile, the Company did not need to resort to workforce cutbacks or layoffs during this particularly challenging time to maintain its low expense ratio. As a result, the Company's most important resources, its dedicated and experienced employees, are in a unique position to capitalize on the opportunities for growth and improved customer service that lie ahead.

RESULTS OF OPERATIONS

Units in Force

     Units in force for the Company's insurance programs as of December 31 were as follows:

                                                 1996        1995        1994
                                                 ----        ----        ----
     Private Passenger Automobile
      (Number of vehicles)                    1,011,609   1,061,007   1,132,605
     Homeowner and Condominium
      (Number of policies)                       89,010     175,338     206,167
     Personal Excess Liability (PELP)
      (Number of policies)                       10,223      10,499      11,072
                                              ---------   ---------   ---------
     Total                                    1,110,842   1,246,844   1,349,844
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

     The Company maintained average annual unit growth of over 10% during the ten years prior to 1994. That growth trend was interrupted for nine quarters starting with the third quarter of 1994, when the surplus strain created by the Northridge Earthquake caused the Company to reduce its insured exposures. This was accomplished by a combination of: cessation of advertising and marketing for new policies in the first quarter of 1994; cessation of writing new homeowner and condominium policies in June 1994; the non-renewal of all existing earthquake coverages in July 1994; and, rate increases of 17% in the homeowner line effective August 1, 1994 and 6% and 3.7% in the automobile line effective October 7, 1994 and June 15, 1995, respectively. Information about more recent developments relating to units in force within each major coverage line follows.

     PRIVATE PASSENGER AUTOMOBILE. In 1996, with its financial condition restored substantially to pre-earthquake levels, the Company was once again able to focus on the growth of its core automobile business. The Company, in connection with an aggressive marketing campaign and declining trends in loss costs and frequency, lowered overall rate levels approximately 11.5% in 1996 (3.2% effective March 15, 1996 in connection with a new auto rating plan; 2.3% effective June 1, 1996 to implement a new persistency discount; and 6% effective September 1, 1996 in response to continuing favorable loss trends). These actions helped to achieve increases in new business production and the rate of renewals and led to a resumption of growth in the number of vehicles in force during the fourth quarter of 1996. Vehicles in force grew by 4,940 in the fourth quarter of 1996, and were up 16,224 in the first two months of 1997, compared to declines in the comparable year-ago periods of 20,039 and 13,144, respectively.

     Recent legislative changes could cause increases in the number of policies issued to previously uninsured motorists or drivers eligible to participate in the California Assigned Risk Plan ("CAARP"). Because both categories historically have been characterized by underwriting losses, growth in those areas would dampen future underwriting results; in view of the current political and regulatory climate, it is difficult to envision that premium rates for such risk categories could be adjusted to adequate levels in the near future. Vehicles in force relating to previously uninsured drivers stood at 59,013, 68,256 and 73,518 at December 31, 1996, 1995 and 1994, respectively. Vehicles in force for this segment of the auto line rose 1,619 (2.7%) in the first two months of 1997. Vehicles in force for the Assigned Risk segment were 6,847, 8,204 and 7,285 as of December 31, 1996, 1995 and 1994, respectively. In the first two months of 1997, Assigned Risk vehicles increased by 1,501 units (21.9%), bringing them generally back to the 1995 level. It is too early to tell whether these rates of growth will continue.

     HOMEOWNER AND CONDOMINIUM. On December 23, 1996, the DOI amended its previous order to permit the Company to begin renewing homeowner policies effective February 15, 1997. At that time approximately 68,000 homeowner policies remained in force. Those renewals will be subject to an overall 6% rate increase effective April 1, 1997. Unless the Company is granted permission to resume writing new homeowner policies, the impact of this line on future underwriting results is likely to remain insignificant.

     PELP. The penetration of this coverage has averaged about 1% of the vehicles in force during the three years ended December 31, 1996, which is not expected to change significantly in 1997.

Underwriting Results

     Premium revenue and underwriting results for the Company's insurance programs follow. To facilitate comparability, the effects of the earthquake coverage and the Proposition 103 settlement have been isolated from the core business in the table below.

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                1996        1995       1994
                                                ----        ----       ----
                                                  (Amounts in thousands)
Gross Premiums Written
  Automobile                                  $  892,287 $  991,969 $  991,268
  Homeowner and Condominium - excluding
    effects of Earthquake and Prop. 103           34,875     69,468     74,004
  Personal Excess Liability                        2,114      2,146      2,307
                                              ---------- ---------- ----------
     Subtotal Core Business                      929,276  1,063,583  1,067,579
  Earthquake and Prop. 103                           567        379     11,084
                                              ---------- ---------- ----------
  Total                                       $  929,843 $1,063,962 $1,078,663
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------

Net Premiums Earned
  Automobile                                  $  831,963 $  920,560 $  981,893
  Homeowner and Condominium - excluding
    effects of Earthquake and Prop. 103           23,872     62,890     75,016
  Personal Excess Liability                          772        843        944
                                              ---------- ---------- ----------
     Subtotal Core Business                      856,607    984,293  1,057,853
  Earthquake and Prop. 103                            21    (20,496)   (23,850)
                                              ---------- ---------- ----------
  Total                                       $  856,628 $  963,797 $1,034,003
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------

                                               YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                              1996       1995       1994
                                              ----       ----       ----
                                                (Amounts in thousands)
Underwriting profit (loss)
 Automobile-excluding the
  effects of Earthquake and Prop. 103       $ 81,010   $ 73,755   $  11,261
Homeowner and Condominium - excluding
  effects of Earthquake and Prop. 103         (1,394)      (438)        337
Personal Excess Liability - excluding the
  effects of Earthquake and Prop. 103            917        418       1,120
                                            --------   --------   ---------
  Subtotal Core Business                      80,533     73,735      12,718
Earthquake and Prop 103                      (38,311)   (48,498)   (936,792)
                                            --------   --------   ---------
Total                                       $ 42,222   $ 25,237   $(924,074)
                                            --------   --------   ---------
                                            --------   --------   ---------


                                               YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                              1996       1995       1994
                                              ----       ----       ----
CORE BUSINESS
-------------
Loss and Loss Adjustment Expense Ratio        81.3%      83.7%      89.0%
Underwriting Expense Ratio                     9.3        8.8        9.8
                                           --------   --------   --------
Combined Ratio                                90.6%      92.5%      98.8%
                                           --------   --------   --------
                                           --------   --------   --------

COMPANY TOTALS
--------------
Loss and Loss Adjustment Expense Ratio        85.8%      88.4%     176.8%
Underwriting Expense Ratio                     9.3        9.0        9.7
                                           --------   --------   --------
Combined Ratio                                95.1%      97.4%     186.5%
                                           --------   --------   --------
                                           --------   --------   --------
Automobile

     The auto line experienced an $81 million underwriting profit in 1996, which included an $8 million pre-tax charge for weather-related claims in the fourth quarter. These results compared favorably to profits in 1995 and 1994 of $73.8 million and $10.1 million, respectively, as adjusted for the effects of the earthquake and Proposition 103. The 1996 increase in underwriting profit primarily reflects favorable loss trends while the 1995 increase was mainly due to the 6% rate increase implemented in October 1994 and the 3.7% increase implemented in June 1995.

     Gross written premiums in 1996 decreased 10% from 1995 reflective of the 4.6% reduction in insured units and, to a lesser extent, the effect of the three premium rate reductions implemented in 1996 (a total reduction of 11.5%). The impact on gross written premiums of the 1996 rate reductions will not be fully felt until the end of the first quarter 1997, six months after the latest reduction was implemented. Net earned premiums also declined in 1995 reflecting both a reduction in insured vehicles and the impact of the quota share treaty with the AIG affiliate.

     The voluntary automobile insurance business written by the Company is comprised of "Good Drivers" as defined by California statute. While the majority of this business would have been acceptable to the Company before Proposition 103, those who had no prior insurance would have been written at a higher rate level than those who had been insured prior to being written by the Company. These drivers have produced automobile underwriting losses of $15,168,000 in 1996 compared to $26,286,000 in 1995 and $31,134,000 in 1994.
The sharp decline in losses in 1996 is reflective of the continuing effect of the implementation of 1995 premium rate increases as well as an overall decline in the number of these vehicles insured. The 1996 combined ratio for this segment of the business was 129.7%. compared to 143.9% in 1995 and 155.3% in 1994.

     Overall automobile underwriting results are also affected by Assigned Risk. Underwriting losses for Assigned Risk business were $102,000 in 1996, compared to $3,082,000 in 1995 and $3,800,000 in 1994. Combined ratios for this business for the same periods were 101.1%, 126.7% and 137.6%, respectively. The decrease in underwriting losses in 1996 was primarily due to a 16.5% drop in vehicles in force since 1995 coupled with the effects of a 5.2% rate increase implemented in June 1995. The future effect of the Assigned Risk plan on the Company cannot be predicted because it depends on the ability of the state-administered plan to achieve and maintain an adequate rate level.

Homeowner and Condominium - Excluding Earthquake and Proposition 103 Settlement

     Underwriting results for these programs are subject to variability caused by weather-related claims and by infrequent disasters. In 1996, no significant losses were incurred. In 1995, the underwriting loss for this line included first quarter weather-related losses of $14.2 million and an overall decline in homeowner and condominium premium volume.

     The Company has maintained reinsurance programs to provide coverage through the planned run-off period of its remaining homeowner policies. Effective July 1996, the Company entered into a 100% quota share reinsurance agreement with F&G Re and Risk Capital Re on its remaining homeowners book. These companies assumed the total liability for related unearned premium reserves at June 30, 1996 of $33.3 million in exchange for cash payment by the Company. The Company received commission on the transfer of approximately $4.2 million, or 12.5%. The total commission rate per the agreement is subject to ultimate loss and expense ratios experienced, and is not to exceed 22.5% or to be less than 5.0%.

     The 100% quota share agreement covers all written exposures on homeowner policies renewing on or before July 23, 1996 through the end of their one-year policy term. These policies do not cover earthquake losses, and the Company's exposure to fire following an earthquake on these policies is covered by the agreement. For homeowner policies renewing on and after February 15, 1997, the Company has no exposure to earthquake losses. As the number of homeowner policy renewals increase after February 15, 1997, the Company intends to reduce its exposure to other losses on this line, as appropriate, through reinsurance. The Company had maintained separate catastrophe coverage on these lines which expired in June, 1996. Written premiums ceded for these lines in 1996 totaled $10.7 million (excluding the $33.3 million portfolio transfer of unearned premium liabilities under the 100% quota share reinsurance agreement), compared to $36.3 million in 1995 and $56.5 million in 1994.

Personal Excess Liability

     The personal excess liability program has remained stable over the three-year period ended December 31, 1996 producing approximately $2 million in gross written premiums each year. Underwriting profits can vary significantly with the number of claims which occur infrequently. The results of this line are considered largely immaterial compared to the overall results of the Company.

Earthquake and Proposition 103

     Although the Company did not write new or renewal earthquake premiums in 1995 or 1996, the Company assumes a small amount of earthquake premium from the California Fair Plan, a state administered pool of difficult to insure risks in which insurers are required to participate in proportion to their share of direct written homeowners coverage in the state. The negative premiums earned for the Earthquake and Proposition 103 in 1995 and 1994 are due to the large amounts of reinsurance purchased, primarily in 1994, to protect the Company until the earthquake endorsements expired in July 1995.

Policy Acquisition and General Operating Expenses

     The Company's policy acquisition and general operating expense ratio continues to be among the most competitive in the industry. The ratio of underwriting expenses (excluding loan interest and fees) to earned premiums was 9.3% in 1996, 9.0% in 1995 and 9.7% in 1994. The decline in the ratio from 1994 to 1996 reflects the impact of the ceding commission earned on the quota share agreements with an affiliate of AIG and, in 1996, with F&G Re and Risk Capital Re. Additionally, there was a reduction in general operating expenses due to the decline in business as well as cost efficiencies. The Company believes that its ability to write and administer its business in a cost efficient manner will enable it to regain and maintain price leadership in the industry and provide for future growth and profitability.

Investment Income

     Net pre-tax investment income was $73,178,000 in 1996 compared to $81,658,000 in 1995 and $84,761,000 in 1994. Average invested assets decreased 6.9% in 1996, compared to decreases of 5.3% and 9.0% in 1995 and 1994, respectively. The decline in invested assets is the result of the Company's sale of these investments to meet the payment requirements of both developing earthquake losses and reinsurance premiums. The average annual pre-tax yield on invested assets has remained relatively stable over the past three years; the average yield was 6.6% in 1996, 6.8% in 1995 and 6.7% in 1994.

     Realized capital gains on the sales of investments have declined over the past three years, generally reflective of a change in the mix of taxable versus non-taxable securities held and an overall decrease in the amount of investments needed to be sold to cover losses and loss adjustment expenses.

     As of December 31, 1996, the Company had a net unrealized gain on fixed maturity investments of $3,665,000 compared to $50,527,000 in 1995 and an unrealized loss of $(61,425,000) in 1994. The primary reasons for the shifts in unrealized gains and losses are twofold. Interest rates rose sharply in 1994 but fell in 1995 reducing the fair value of the bond portfolio in 1994 and increasing it in 1995. The decrease in unrealized gains between 1995 and 1996 resulted largely from a declining bond market coupled with an overall decline in invested assets. In 1994, the Company sold practically all appreciated fixed maturity investments to cover earthquake loss payments.

     Of the Company's total investments, $265,163,000 at fair value was invested in tax-exempt state and municipal bonds and the balance was invested in taxable government, corporate and municipal securities at December 31, 1996, and the portfolio contained approximately 75% taxable instruments.

Liquidity and Capital Resources

     Loss and loss adjustment expense payments are the most significant cash flow requirements of the Company. The Company continually monitors loss
payments to provide projections of future cash requirements.   Additional
cash requirements include servicing the bank debt and paying the quarterly dividend on preferred shares of $5,061,500. With the anticipated growth of its core auto business and continued settlement of remaining earthquake losses, the Company expects that future cash flows from operations will be sufficient to fund future expenditures. The Company has historically written its core businesses at an underwriting profit and thus each premium dollar produces positive cash flow. A significant part of the decline in cash flow from operations in 1995 and 1996 is due to the decline in the size of the net book of business during those periods. This decline would decrease cash flow, even without consideration of Earthquake losses, until the patterns of cash inflows (premiums) and outflows (claims) reach equilibrium.

     In addition, in 1996 approximately $29.2 million of the $32.5 million net decrease in cash and cash equivalents was related to the portfolio transfer of unearned premiums on homeowners business. Cash flows from operations in 1995 and 1994 were not sufficient to fund underwriting operations of the Company due to losses from the Northridge Earthquake. In 1994, the Company paid for these losses with cash flow from operations, investment sales, loan proceeds and equity financing. For 1995, funds needed to pay these claims as well as Proposition 103 rebates came from normal operating cash flows, available cash on deposit, additional loan proceeds of $15 million and preferred stock proceeds of $20 million.

     Funds required by 20th Century Industries to pay dividends and meet its debt obligations are provided by the insurance subsidiaries. Information regarding the Company's debt service obligation is included in Note 8 to the Notes to Consolidated Financial Statements. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law. Based on the operating results in 1995 and the favorable ratio of premiums to surplus, the Company was able to resume normal dividends from the insurance subsidiaries in 1996 to service the parent's debt and preferred dividend requirements. Based upon 1996 operating results and earned surplus as of December 31, 1996, the Company believes dividends in 1997 will not require extraordinary regulatory approval.

     The Company expects to have very small cash outlays for income taxes, specifically alternative minimum tax, for the next two to three years. Until the net operating losses caused by the Northridge Earthquake are fully utilized, the Company expects that cash outlays for income taxes will be less than income tax expense recorded in accordance with generally accepted accounting principles. The net operating loss carryforwards will expire in the year 2009.

Risk-Based Capital

     The National Association of Insurance Commissioners requires property and casualty insurance companies to calculate and report information under a Risk-Based Capital ("RBC") formula in their annual statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. The Company's insurance subsidiaries exceeded their RBC statutory surplus standards by considerable margin as of December 31, 1996. To the extent that the subsidiaries would fall below prescribed levels of surplus, it would be the parent company's intention to infuse necessary capital to support that entity.

Home Office Lease

     The Company leases its Home Office building in Woodland Hills, California, which contains approximately 234,000 square feet of leasable office space. The current lease comes up for renewal in November 1999 and may be renewed for two consecutive five-year periods.

ITEM 8. FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
20th Century Industries

     We have audited the accompanying consolidated balance sheets of 20th Century Industries and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 20th Century Industries and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the financial statements, in 1994 the Company changed its method of accounting for investments.



ERNST & YOUNG LLP

Los Angeles, California
February 19, 1997

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                        DECEMBER 31,
                                                --------------------------
                                                    1996          1995
                                                ------------  ------------
                                                  (Amounts in thousands)
Investments, available for sale, at fair value:
  Fixed maturities                               $1,063,703     $1,125,548
  Equity securities                                     925          1,564
                                                 ----------     ----------
     Total investments - Note 3                   1,064,628      1,127,112
Cash and cash equivalents                            18,078         50,609
Accrued investment income                            18,549         19,862
Premiums receivable                                  71,308         90,835
Reinsurance receivables and recoverables             79,183         48,314
Prepaid reinsurance premiums                         33,020         28,823
Deferred income taxes - Note 5                      190,857        206,230
Deferred policy acquisition costs - Note 4            9,127         10,481
Other assets                                         29,005         26,620
                                                 ----------     ----------
                                                 $1,513,755     $1,608,886
                                                 ----------     ----------
                                                 ----------     ----------

See accompanying notes to financial statements.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        LIABILITY AND STOCKHOLDERS' EQUITY

                                                                     DECEMBER 31,
                                                       -----------------------------------------
                                                               1996                 1995
                                                       -------------------  --------------------
                                                       (Amounts in thousands, except share data)

Unpaid losses and loss adjustment expenses - Note 7         $  543,529            $  584,834
Unearned premiums                                              231,141               288,927
Bank loan payable - Note 8                                     175,000               175,000
Claims checks payable                                           36,445                49,306
Reinsurance payable                                             19,730                23,176
Other liabilities                                               20,203                21,058
                                                            ----------            ----------
  Total liabilities                                          1,026,048             1,142,301

Commitments and Contingencies - Notes 10 and 13
Stockholders' equity - Notes 11 and 16
Capital Stock
  Preferred stock, par value $1.00 per share;
  authorized 500,000 shares, none issued

  Series A convertible preferred stock, stated
  value $1,000 per share, authorized 376,126
  shares, outstanding 224,950 shares - Note 16                 224,950               224,950

  Common stock without par value;  authorized
  110,000,000 shares, outstanding 51,520,006
  in 1996 and 51,493,406 in 1995                                70,263                69,805

  Common stock warrants - Note 16                               16,000                16,000

Unrealized investment gains, net - Note 3                        2,820                33,508
Retained earnings                                              173,674               122,322
                                                            ----------            ----------
  Total stockholders' equity                                   487,707               466,585
                                                            ----------            ----------
                                                            $1,513,755            $1,608,886
                                                            ----------            ----------
                                                            ----------            ----------

See accompanying notes to financial statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------
                                            1996       1995          1994
                                            ----       ----          ----
                                  (Amounts in thousands, except per share data)
REVENUES

Net premiums earned - Note 9             $ 856,628   $  963,797   $ 1,034,003
Net investment income - Note 3              73,178       81,658        84,761
Realized investment gains - Note 3           7,287       10,207        61,554
                                         ---------   ----------   -----------
                                           937,093    1,055,662     1,180,318

LOSSES AND EXPENSES

Net losses and loss adjustment
 expenses - Note 7                         734,735      851,602     1,828,346
Policy acquisition costs - Note 4           38,175       38,647        43,409
Other operating expenses                    41,496       48,311        57,198
Proposition 103 expense - Note 14           --           --            29,124
Loan interest and fees expense - Note 8     14,260       15,897         8,348
                                         ---------   ----------   -----------
                                           828,666      954,457     1,966,425
                                         ---------   ----------   -----------
Income (loss) before federal
 income taxes                              108,427      101,205      (786,107)
Federal income taxes (benefits) -
 Note 5                                     34,370       31,575      (288,087)
                                         ---------   ----------   -----------

 NET INCOME (LOSS)                       $  74,057   $   69,630   $  (498,020)
                                         ---------   ----------   -----------
                                         ---------   ----------   -----------
EARNINGS (LOSS) PER COMMON
SHARE - Note 2                           $     .92   $      .88   $     (9.69)
                                         ---------   ----------   -----------
                                         ---------   ----------   -----------



See accompanying notes to financial statements.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                   (Amounts in thousands, except per share data)


                               Convertible
                                Preferred         Common
                                  Stock            Stock              Unrealized
                               $1 Par Value       Without    Common   Investment
                                 Per Share       Par Value   Stock       Gains     Retained
                                  Amount          Amount    Warrants   (Losses)    Earnings
                               -------------  ------------ --------- ---------- ------------
Balance at January 1, 1994       $  -          $  68,848    $  -     $  36,757   $  586,361
Net loss for the year                                                              (498,020)
 Issuance of Series A
  Preferred Stock and
  Stock Warrants - Note 16         200,000                    16,000
 Cash dividends paid on
  common stock ($.32 per share)                                                     (16,471)
 Other                                               492               (76,534)         511
                               -------------  ------------ --------- ---------- ------------
Balance at December 31, 1994       200,000        69,340      16,000   (39,777)      72,381
 Net income for the year                                                             69,630
 Issuance of Series A
  Preferred Stock - Note 16         24,950                                           (4,950)
 Cash dividends paid on
  preferred stock                                                                   (14,623)
 Other                                               465                73,285         (116)
                               -------------  ------------ --------- ---------- ------------
Balance at December 31, 1995       224,950        69,805      16,000    33,508      122,322
 Net income for the year                                                             74,057
 Cash dividends paid on common
  stock  ($.05 per share)                                                            (2,576)
 Cash dividends paid on
  preferred stock                                                                   (20,245)
 Other                                               458               (30,688)         116
                               -------------  ------------ --------- ---------- ------------
Balance at December 31, 1996     $ 224,950     $  70,263    $ 16,000 $   2,820   $  173,674
                               -------------  ------------ --------- ---------- ------------
                               -------------  ------------ --------- ---------- ------------

See accompanying notes to financial statements.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1996        1995       1994
                                                  ----        ----       ----
                                                    (Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)                               $  74,057 $  69,630 $  (498,020)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:

  Provision for depreciation and amortization       4,679     6,555       7,195
  Provision for deferred income taxes              31,835    30,856    (214,522)
  Realized gains on sale of investments
    and fixed assets                               (7,292)  (10,128)    (61,470)
  Federal income taxes                             (1,430)   74,718     (72,668)
  Reinsurance balances                            (38,512)  (73,163)       (737)
  Unpaid losses and loss adjustment expenses      (41,305) (171,409)    178,753
  Unearned premiums                               (57,786)   (9,592)     (1,422)
  Claims checks payable                           (12,861)  (21,419)     29,190
  Proposition 103 payable                             -     (78,307)     29,122
  Other                                            20,367    27,614        (572)
                                                --------- --------- -----------
    NET CASH USED IN
      OPERATING ACTIVITIES                        (28,248) (154,645)   (605,151)

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                   YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1996        1995       1994
                                                  ----        ----       ----
                                                   (Amounts in thousands)
INVESTING ACTIVITIES:
  Investments available-for-sale:
    Purchases                                  $(631,428) $(666,203) $ (821,822)
    Called or matured                             17,190     33,308      27,531
    Sales                                        636,419    570,443   1,275,091
  Net purchases of property and
    equipment                                     (3,642)    (2,505)     (3,238)
                                               ---------  ---------  ----------
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                      18,539    (64,957)    477,562

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock            -     20,000     200,000
  Issuance of common stock warrants                    -          -      16,000
  Proceeds from bank loan                              -     15,000     160,000
  Dividends paid                                 (22,822)   (14,623)    (16,471)
                                               ---------  ---------  ----------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                       (22,822)    20,377     359,529
                                               ---------  ---------  ----------
Net increase (decrease) in cash                  (32,531)  (199,225)    231,940

Cash and cash equivalents, beginning of year      50,609    249,834      17,894
                                               ---------  ---------  ----------
Cash and cash equivalents, end of year         $  18,078  $  50,609  $  249,834
                                               ---------  ---------  ----------
                                               ---------  ---------  ----------

See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS

     20th Century Industries, through its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company (collectively, the "Company"), is engaged in the sale of private passenger automobile, homeowners and personal excess liability insurance policies in the State of California. In accordance with an order from state insurance regulators, no new homeowner and condominium policies have been written since July 23, 1994 and, beginning July 24, 1996, the Company was required to begin non-renewing these policies. In December 1996, the Company was granted approval to resume offering renewals effective February 15, 1997 on existing homeowner policies. Condominium policies are still in run-off and all policies will expire in July 1997.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation and Presentation

     The accompanying consolidated financial statements include the accounts and operations of 20th Century Industries and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which differ from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Investments

     Effective January 1, 1994, in accordance with a required accounting change, the Company classified its investment portfolio as available-for-sale and carries it at fair value with unrealized gains and losses, net of any tax effect, reported as a separate component of stockholders' equity. The effect of this change was to increase stockholders equity as of January 1, 1994 by approximately $36.8 million, net of deferred income taxes of $19.8 million;
the change had no effect on net income.

     Fair values for fixed maturity and equity securities are based on quoted
market prices.   When investment securities are sold, the cost used to determine any realized gain or loss is based on specific identification.

     The Company's 49% interest in 20th Century Insurance Company of Arizona, which is a joint venture between the Company and American International Group, Inc. ("AIG") and which began operations in August 1996, has a carrying value of $1,784,000 at December 31, 1996, and is included in other assets in the consolidated balance sheet. The Company's equity in the 1996 net loss of this venture amounted to $186,000 and is included in investment income in the consolidated statement of operations.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and short-term investments in demand deposits having a maturity of three months or less at the date of purchase.

Recognition of Revenues

     Insurance premiums are recognized as revenue pro rata over the terms of the policies. The unearned portion is included in the balance sheet as a liability for unearned premiums.

Losses and Loss Adjustment Expenses

     The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation, which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated and any adjustments resulting therefrom are reflected in current earnings.

Reinsurance

     In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes and to reduce its overall risk levels by reinsuring certain areas of exposure with other insurance enterprises or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Amounts applicable to ceded unearned premiums and ceded claim liabilities are reported as assets in the accompanying balance sheets. The Company believes that the fair value of its reinsurance recoverables approximates their carrying amounts.

Policy Acquisition Costs

     Policy acquisition costs, principally direct and indirect costs related to production of business, are deferred and amortized to expense as the related premiums are earned.

Income Taxes

     Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Earnings (Loss) Per Common Share

     Earnings (loss) per common share are computed using the weighted average number of common share equivalents outstanding during the respective periods utilizing the modified treasury stock method. The primary weighted average number of common share equivalents was 58,694,730 for 1996, 57,223,839 for 1995 and 51,387,120 for 1994. The fully diluted weighted average number of common share equivalents was 78,737,410 for 1996, 79,325,308 for 1995 and 52,122,630 for 1994. The primary and fully diluted earnings (loss) per share amounts reflect a complex capital structure in which securities exist that allow for the acquisition of additional common stock through the exercise of conversion rights in these securities. Fully diluted earnings (loss) per share amounts for 1994, 1995 and 1996 are not presented as the effect would be antidilutive.

New Accounting Standard

     Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting and Disclosure of Stock-Based Compensation," became effective with fiscal years beginning after December 15, 1995. Stock-based compensation is accounted for in accordance with the requirements set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Additional financial statement disclosures required by SFAS No. 123 are included in Note 12.

Reclassifications

     The accompanying 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentations.

NOTE 3. INVESTMENTS

A summary of net investment income is as follows:

                                        YEARS ENDED DECEMBER 31,
                                   ------------------------------------
                                      1996        1995        1994
                                      ----        ----        ----
                                           (Amounts in thousands)

Interest and dividends on fixed
 maturities                        $  71,996    $  74,286    $  82,125
Interest on short-term cash
 investments (demand deposits)         2,170        8,049        3,210
Other                                   (183)         109          128
                                   ----------   ----------   ----------
 Total investment income              73,983       82,444       85,463
Investment expense                       805          786          702
                                   ----------   ----------   ----------
 Net investment income             $  73,178    $  81,658    $  84,761
                                   ----------   ----------   ----------
                                   ----------   ----------   ----------

A summary of realized investment gains and losses before income taxes is as follows:

                                          YEARS ENDED DECEMBER 31,
                                        -----------------------------
                                           1996      1995     1994
                                           ----      ----     ----
                                         (Amounts in thousands)
Fixed maturities available-for-sale:
  Gross realized gains                  $  9,608  $ 12,080  $ 65,300
  Gross realized losses                   (2,321)   (1,873)   (3,746)
                                        --------- --------- ---------
Net realized investment gains           $  7,287  $ 10,207  $ 61,554
                                        --------- --------- ---------
                                        --------- --------- ---------

    The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of December 31, 1996 and 1995, respectively, are as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized    Fair
1996                                 Cost       Gains       Losses      Value
----                              ----------- ----------  ----------  --------
U.S. Treasury securities and
 obligations of U.S.
 government corporations
 and agencies                    $   11,906   $    57     $   78     $   11,885
Obligations of states and
 political subdivisions             287,277     5,776        926        292,127
Public utilities                    164,509     1,330      2,165        163,674
Corporate securities                596,346     6,002      6,331        596,017
                                 ----------    -------    ------     ----------
   Total fixed maturities        $1,060,038   $13,165     $9,500     $1,063,703
                                 ----------   -------     ------     ----------
                                 ----------   -------     ------     ----------

1995
----
U.S. Treasury securities and
 obligations of U.S.
 government corporations
 and agencies                    $   68,283   $ 1,440     $   12     $   69,711
Obligations of states and
 political subdivisions             219,026     4,681        863        222,844
Public utilities                    182,828     8,396         --        191,224
Corporate securities                604,884    36,972         87        641,769
                                 ----------   -------     ------     ----------
   Total fixed maturities        $1,075,021   $51,489     $  962     $1,125,548
                                 ----------   -------     ------     ----------
                                 ----------   -------     ------     ----------

    The amortized cost and fair value of the Company's fixed maturity investments at December 31, 1996 are summarized, by contractual maturity, as follows:

(Amounts in thousands)                         Available-for-sale
                                          ------------------------------
                                            Amortized          Fair
Fixed maturities due:                          Cost           Value
                                          --------------   -------------
1997                                       $    7,065         $    7,192
1998 - 2001                                    28,872             29,675
2002 - 2006                                   469,795            466,867
2007 - 2016                                   553,800            559,429
2017 and after                                    506                540
                                          --------------   -------------
   Total                                   $1,060,038         $1,063,703
                                          --------------   -------------
                                          --------------   -------------

Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

    The changes in unrealized gains (losses) on investments available-for-sale for 1996, 1995 and 1994 total $(30,688,000), $73,285,000 and $(76,534,000), net of deferred income taxes (benefits) of $(16,524,000), $39,461,000 and $(41,211,000) respectively.

NOTE 4. POLICY ACQUISITION COSTS

    The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations, excluding certain amounts deferred and amortized in the same period:

                                           YEARS ENDED DECEMBER 31,
                                      ----------------------------------
                                         1996        1995        1994
                                         ----        ----        ----
                                            (Amounts in thousands)
Deferred policy acquisition costs
 at beginning of year                 $ 10,481    $ 14,776     $ 15,712
Acquisition costs deferred              36,821      34,352       42,473
                                     ----------  ---------    ---------
                                        47,302      49,128       58,185
Acquisition costs amortized and
 charged to income during the year      38,175      38,647       43,409
                                     ----------  ---------    ---------
Deferred policy acquisition costs
 at end of year                       $  9,127    $ 10,481     $ 14,776
                                     ----------  ---------    ---------
                                     ----------  ---------    ---------

NOTE 5. FEDERAL INCOME TAXES

     Federal income tax expense consists of:

                                                 YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              1996         1995      1994
                                              ----         ----      ----
                                                 (Amounts in thousands)

Current tax expense (credit)                $  2,535   $    719   $  (73,565)
Deferred tax expense (credit)                 31,835     30,856     (214,522)
                                            --------   --------   ----------
                                            $ 34,370   $ 31,575   $ (288,087)
                                            --------   --------   ----------
                                            --------   --------   ----------

The Company's net deferred income tax asset is comprised of:

                                                 YEARS ENDED DECEMBER 31,
                                              ------------------------------
                                                   1996           1995
                                                   ----           ----
                                                  (Amounts in thousands)

Deferred tax assets:
  Net operating loss carryforward               $  142,422    $  181,393
  Unearned premiums                                 16,180        18,207
  Unpaid losses and loss adjustment expenses        13,170        14,728
  Alternative minimum tax credit                    11,200         8,778
  Salvage and subrogation                            7,506            -
  Non-qualified retirement plans                     3,063         2,903
  Other                                              2,058         2,868
                                                ----------    ----------
                                                   195,599       228,877
                                                ----------    ----------
                                                ----------    ----------
Deferred tax liabilities:
  Deferred policy acquisition costs                  3,223         3,668
  Salvage and subrogation                               -            936
  Unrealized investment gains                        1,519        18,043
                                                ----------    ----------
                                                     4,742        22,647
                                                ----------    ----------
Net deferred tax asset                          $  190,857    $  206,230
                                                ----------    ----------
                                                ----------    ----------

     Under normal operations, the Company's principal deferred tax assets arise from the discounting of loss reserves for tax purposes which delays a portion of the loss deduction, and from the acceleration of 20% of the unearned premium reserve into taxable income before it is earned. As of December 31, 1996, the Company has a net operating loss carryforward of approximately $407,000,000 for regular tax purposes and $263,000,000 for alternative minimum tax purposes expiring in the year 2009 and an alternative minimum tax credit carryforward of $11,200,000. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In order to realize the net deferred tax asset, the Company must have the ability to generate sufficient future taxable income to realize the tax benefits. Taxable income for 1996 and 1995 totaled $137.9 million, and except for the losses arising from the Northridge Earthquake, the Company has been profitable for each of the past 10 years. Over the last five years, the Company's combined ratio has been approximately 98% excluding the Northridge Earthquake, and investment earnings have averaged approximately $98 million a year over the same five year period. Historically, the Company has generated almost all of its profits from its automobile line of business. As of July 23, 1995, the Company was out of the earthquake line of business. This withdrawal will substantially reduce the Company's exposure to future earthquake catastrophes. The Company could also increase its future taxable income by converting the remainder of its investments in tax-exempt securities, which represented approximately 25% of the portfolio at December 31, 1996, and investing new cash flow into taxable securities.

     The Company believes that because of its historically strong earnings performance, return to profitability in 1995, and the tax planning strategies available, it is more likely than not that the Company will realize the benefit of the deferred tax asset, and therefore, no valuation allowance has been established.

     A reconciliation of income tax computed at the federal statutory tax rate, which was 35% for 1994 through 1996, to total income tax expense follows:

                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                               1996       1995      1994
                                               ----       ----      ----
                                                 (Amounts in thousands)
Federal income taxes (benefits) at
  statutory rate                             $  37,949 $  35,422 $(275,138)

Decrease due to:
  Tax-exempt income, net                        (4,472)   (3,520)  (13,535)
  Adjustment of deferred tax for 1%
    increase in tax rate                            -         -      1,696
  Other                                            893      (327)   (1,110)
                                             --------- --------- ---------
Federal taxes (benefits) on income           $  34,370 $  31,575 $(288,087)
                                             --------- --------- ---------
                                             --------- --------- ---------

     Payments for income taxes were $2,367,500, $65,000 and $-0- for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6. EMPLOYEE BENEFITS

Pension Plan and Supplemental Executive Retirement Plan

     The Company sponsors a non-contributory defined benefit pension plan which covers essentially all employees who have completed at least one year of service. The benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. The pension plan's assets consist of high-grade fixed income securities and cash equivalents.

     The Company also sponsors an unfunded supplemental executive retirement plan which covers certain key employees designated by the Board of Directors. The supplemental plan benefits are based on years of service and compensation during the last three years of employment, and are reduced by the benefit payable from the pension plan.

     The net periodic pension cost for these plans reflected in the 1996, 1995 and 1994 consolidated statements of operations is $3,925,000, $3,147,000 and $3,722,000, respectively. Accrued pension costs reflected in the consolidated balance sheets at December 31, 1996 and 1995 are $4,073,000 and $5,637,000, respectively.

Savings and Security Plan

     The Company sponsors contributory savings and security plans for eligible employees that permit participants to make pre-tax contributions. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee. Contributions charged against operations were $2,556,000, $2,376,000 and $2,210,000 in 1996, 1995 and 1994, respectively.

NOTE 7. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses ("LAE"):

                                                    1996      1995     1994
                                                    ----      ----     ----
                                                     (Amounts in thousands)
Reserves for losses and LAE, net of reinsurance
  recoverables, at beginning of year             $552,320  $ 755,101  $ 574,619

Add:


  Provision for unpaid losses and LAE for claims
    occurring, in the current year,
    net of reinsurance                            760,325    891,066  1,912,799
  Decrease in provision for insured
    events of prior years, net of reinsurance     (25,590)   (39,464)   (84,453)
                                                 --------   --------  ---------
  Total incurred losses and loss adjustment
    expenses, net of reinsurance                  734,735    851,602  1,828,346

Deduct losses and LAE payments for claims,
  net or reinsurance, occurring during:
  The current year                                446,037    534,414  1,302,988

  Prior years                                     351,985    519,969    344,876
                                                 --------   --------  ---------
  Total payments, net of reinsurance              798,022  1,054,383  1,647,864
                                                 --------   --------  ---------

Reserve for unpaid losses and LAE, net of
  reinsurance recoverables, at year end           489,033    552,320    755,101
Reinsurance recoverables on unpaid
  losses, at year end                              54,496     32,514      1,142
                                                 --------   --------  ---------
Reserves for losses and LAE, gross of
  reinsurance recoverables on unpaid losses,
  at year end                                   $ 543,529  $ 584,834  $ 756,243
                                                 --------   --------  ---------
                                                 --------   --------  ---------

     As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $25,590,000, $39,464,000 and $84,453,000 in 1996, 1995 and 1994, respectively, due to a combination of improvements in the claims handling process, unanticipated decreases in frequency and random fluctuations in severity. The 1996 and 1995 decreases in provisions for insured events of prior years is affected by increases in losses related to the Northridge Earthquake of $40 million and $60 million, respectively.

NOTE 8. BANK LOAN PAYABLE

     The Company has entered into a revolving credit facility ("the Facility") that provides an aggregate commitment of $202.5 million at December 31, 1996. The commitment decreases by $11.25 million on the first day of each quarter until April 1, 2001. Principal repayments are required when total outstanding advances exceed the aggregate commitment. The Company may prepay principal amounts of the advances, as well as voluntarily cause the aggregate commitment to be reduced at any time during the term of the Facility.

     As of December 31, 1996, the Company's outstanding advances against the Facility totaled $175 million, which approximates its fair value. Interest is charged at a variable rate based, at the option of the Company, on either
(1) the contractually defined Alternate Base Rate ("ABR") plus a margin of 0.25% or (2) the Eurodollar Rate plus a margin of 1.00%. Margins are adjusted in relation to certain financial and operational levels of the Company. The ABR is defined as a daily rate which is the higher of (a) the prime rate for such day or (b) the Federal Funds Effective Rate for such day plus .5% per annum. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the Facility. At December 31, 1996, the annual interest rate for the specified interest period was approximately 6.7%. Interest paid was $9,813,000 in 1996, $12,636,000 in 1995 and $7,277,000 in 1994.

NOTE 9. REINSURANCE

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

     The effect of reinsurance on premiums written and earned is as follows (amounts in thousands):

                              YEARS ENDED DECEMBER 31,
       --------------------------------------------------------------------
                 1996                 1995                    1994
       --------------------  ----------------------  ----------------------
          Written    Earned    Written     Earned     Written      Earned
       ---------  ---------  ----------  ----------  ----------  ----------
Gross  $ 929,843  $ 987,628  $1,063,962  $1,073,556  $1,078,663  $1,080,086
Ceded   (101,850)  (131,000)   (137,345)   (109,759)    (45,926)    (46,083)
       ---------  ---------  ----------  ----------  ----------  ----------
Net    $ 827,993  $ 856,628  $  926,617  $  963,797  $1,032,737  $1,034,003
       ---------  ---------  ----------  ----------  ----------  ----------
       ---------  ---------  ----------  ----------  ----------  ----------

     Losses and loss adjustment expenses have been reduced by reinsurance ceded as follows (amounts in thousands):

                                    YEARS ENDED DECEMBER 31,
                                ---------------------------------
                                  1996        1995        1994
                                ---------   --------   ----------
Gross losses and loss
  adjustment expenses incurred  $ 839,146   $921,104   $1,905,161
Ceded losses and loss
  adjustment expenses incurred   (104,411)   (69,502)     (76,815)
                                ---------   --------   ----------
Net losses and loss
  adjustment expenses incurred  $ 734,735   $851,602   $1,828,346
                                ---------   --------   ----------
                                ---------   --------   ----------

     In connection with an investment agreement executed in 1994 with AIG (see Note 16), each of the Company's insurance subsidiaries entered into a five-year quota share reinsurance agreement with an AIG affiliate to provide coverage for all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, 10% of each subsidiary's premiums earned and losses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 are ceded. The majority of the Company's reinsurance receivables are due from the AIG affiliate. At the end of the five-year period, the AIG affiliate may elect to renew the agreement annually at declining coverage percentages. Ceding commissions of 9.13% and 10.8% were earned by the insurance subsidiaries for 1996 and 1995, respectively. The ceding commission is adjusted annually to equal the actual underwriting expense ratio.

     In 1996, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with F&G Re and Risk Capital Re covering the homeowner and condominium lines of business. This agreement covers, for a one-year policy term, all business in force as of July 1, 1996 plus renewal business attaching between July 1, 1996 and July 23, 1996, effectively terminating with the expiration of the underlying, one-year policies. Under this contract, 100% of each subsidiary's homeowner and condominium unearned premium reserves as of June 30, 1996 were ceded 50/50 to F&G Re and Risk Capital Re, a total of $33.3 million. Additionally, 100% of written premiums and incurred losses and allocated loss adjustment expenses subsequent to June 30, 1996, on covered policies, are ceded under this contract. The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio. In 1996, the Company earned commissions at a rate of 15.8%. Homeowner policies renewed February 15, 1997 and subsequent, which are not covered under this contract, are expected to be covered by a new reinsurance program currently under negotiation.

     The Company had a homeowners excess-of-loss reinsurance treaty with General Reinsurance Corporation which was canceled May 1, 1996. In this excess treaty, the reinsurer's limit was $650,000 in excess of the Company's retention of $300,000 per risk, subject to a maximum reinsurer's limit of $1,300,000 per
occurrence.   The Company has a quota share treaty for its Personal Excess
Liability Policy line whereby it cedes 60% of its business.

NOTE 10. LEASE COMMITMENTS

     The Company leases office space in a building in Woodland Hills, California. The lease was amended in October 1994, extending the lease term until November 1999. The lease may be renewed for two consecutive five-year periods. The Company also leases office space in several other locations throughout California, primarily for claims servicing.

Minimum rental commitments under the Company's lease obligations are as follows:

               1997         $10,571,538
               1998         $ 9,244,447
               1999         $ 8,312,720
               2000         $ 2,312,556
               2001         $ 1,253,591
              Thereafter    $   705,788

     Rental expense charges to operations for the years ended December 31, 1996, 1995 and 1994 were $11,243,000, $12,062,000 and $11,694,000, respectively.

NOTE 11. STOCKHOLDERS' EQUITY

     The Company's insurance subsidiaries are subject to restriction as to the amount of dividends which may be paid to the parent company within any one year without the approval of the California Department of Insurance ("DOI"). The California Insurance Code provides that amounts may be paid as dividends from earned surplus on an annual, noncumulative basis, without prior approval by the California Department of Insurance, up to the greater of (1) net income for the preceding year, or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31. Earned surplus available for dividends as of December 31, 1996 was $67.3 million.

     Stockholder's equity of the insurance subsidiaries on a statutory basis at December 31, 1996 and 1995 was $436,367,000 and $358,474,000, respectively.
Statutory net income (loss) for the insurance subsidiaries was $ 121,780,000, $118,562,000, and $(657,331,000) for the years ended December 31, 1996, 1995 and
1994, respectively.

NOTE 12. STOCK-BASED COMPENSATION

     The Company has two separate stock compensation plans: the 1995 Stock Option Plan, which provides for grants of stock options to key employees and non-employee directors of the Company, and the Restricted Shares Plan, which provides for stock grants to key employees.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized; however, SFAS No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement. Under APB 25, the fair value of stock grants made under the Restricted Shares Plan is amortized to expense over the vesting periods of the grants. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under Statement 123 and, therefore, pro forma net income and earnings per share amounts would be unchanged from those reported in the financial statements.

1995 Stock Option Plan

     The aggregate number of common shares issued and issuable under the Plan currently is limited to 1,000,000. All options granted have ten year terms and vest over various future periods.

     For disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates of 6.5% and 6.6% for 1996 and 1995, respectively; dividend yields ranging from 1.0% to 1.3% in 1996 and from 1.5% to 1.6% in 1995; volatility factors of the expected market price of the Company's common stock of .39 and .43 for 1996 and 1995, respectively; and a weighted average expected life of the options of 10 years. Using the Black-Scholes valuation model, the estimated weighted average fair value of options granted during 1996 and 1995, respectively, were $10.04 and $6.62. Had the accounting for stock-options been based on those values, the pro forma net income would have been $70.5 million in 1996 and $69.2 million in 1995; pro forma primary earnings per share would have been $.86 in 1996 and $.87 in 1995, while fully diluted earnings per share would have been antidilutive in 1996 and equal to the primary figure in 1995.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

     A summary of the Company's stock option activity and related information follows:

                                                                Weighted-Average
                                              Number of            Exercise
                                               Options               Price
                                             -----------       -----------------

Options outstanding January 1, 1995               -

Granted in 1995                                  180,000             $12.56
                                             -----------

Options outstanding December 31, 1995            180,000             $12.56

Granted in 1996                                  396,500             $19.64

Exercised in 1996                                 (8,000)            $12.50

Forfeited in 1996                                (27,000)            $19.33
                                             -----------
Options outstanding December 31, 1996            541,500             $17.41
                                             -----------
                                             -----------

     At December 31, 1996, 116,000 options were exercisable at an average exercise price of $12.59. No options were exercisable or forfeited in 1995. Exercise prices for options outstanding at December 31, 1996 ranged from $12.50 to $19.88. The weighted average remaining contractual life of those options is 8.9 years.

Restricted Shares Plan

     The Restricted Shares Plan currently provides for grants of up to 921,920 shares of common stock to be made available to key employees as determined by the Key Employee Incentive Committee of the Board of Directors. At December 31, 1996, 294,874 common shares remain available for future grants. Upon issuance of grants of common shares under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year period of the grant. Amortization of the unearned compensation was $365,500, $550,000 and $431,000 in 1996, 1995 and 1994, respectively.
The common shares are restricted for five years retroactive to the first day of the year of grant. Restrictions are removed on 20% of the shares of each employee on January 1 of each of the five years following the year of grant.

    A summary of grants under the plan from 1994 through 1996 follows:

                                            Common           Market Price Per
                                            Shares        Share on Date of Grant
                                           --------       ----------------------

    Outstanding, January 1, 1994            56,715
    Granted in 1994                         25,000               $27.38
    Vested in 1994                         (18,543)
    Canceled or forfeited                     -
                                           --------
    Outstanding, December 31, 1994          63,172
    Granted in 1995                         35,813               $11.17
    Vested in 1995                         (40,224)
    Canceled or forfeited                  (14,878)
                                           --------
    Outstanding, December 31, 1995          43,883
    Granted in 1996                         18,600               $19.63
    Vested in 1996                         (13,800)
    Canceled or forfeited                     -
                                           --------
    Outstanding, December 31, 1996          48,683
                                           --------
                                           --------

NOTE 13.  LITIGATION

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

NOTE 14. PROPOSITION 103

    On January 27, 1995, the Company announced it had reached a settlement with the DOI regarding rebate liabilities associated with Proposition 103, which was passed by California voters on November 8, 1988, for $78 million. By the second quarter of 1995, the Company had refunded $46 million to customers specified in the settlement, which represented an average payment per household of $80.00, or approximately 7.5% of premiums paid between November 8, 1988 and November 7, 1989. In accordance with the settlement, the Company offset a portion of the 1995 increase in earthquake losses associated with the 1994 Northridge Earthquake (see Note 15) with $32 million in funds previously set aside for potential Proposition 103 rebates. In addition, as part of the settlement, the Company contributed $30 million to the surplus of the insurance subsidiaries with funds obtained from the existing bank credit facility and from the issuance of 20,000 additional shares of preferred stock to AIG (see Notes 8 and 16, respectively).

NOTE 15. NORTHRIDGE EARTHQUAKE

    The Northridge, California earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company. Subsequently, the Company and other members of the property and casualty insurance industry have revised their estimates of claim costs and related expenses several times.

    The Company's estimate of gross losses and loss adjustment expenses for this catastrophe as of December 31, 1996 is $1.04 billion, of which $40 million and $60 million were recorded in 1996 and 1995, respectively. In accordance with the terms of a settlement with the California Department of Insurance, the Company offset a portion of the 1995 increase in earthquake losses with $32 million in funds previously set aside for potential Proposition 103 rebates (see Note 14).

NOTE 16. CAPITAL TRANSACTIONS

    On December 16, 1994, the Company received $216 million of equity capital from AIG and in exchange, issued (i) 200,000 shares of Series A 9% Convertible Preferred Stock, par value $1.00 per share, at a price and liquidation value of $1,000 per share and convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants to purchase an aggregate 16,000,000 shares of the Company's Common Stock at $13.50 per share (collectively, the "Investment Agreement"). In 1995, an additional 20,000 shares of preferred stock were issued to AIG in exchange for $20,000,000 of equity capital. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividend and liquidation rights. Cash dividends of $20,245,500 and $14,622,750 were
paid on the preferred stock in 1996 and 1995, respectively.   Preferred stock
dividends in kind of $4,950,000, representing 4,950 additional shares, were issued on June 26, 1995. The Investment Agreement required the exercise price of the Series A Warrants to be reduced $.08 per share for each million dollars of gross losses and allocated loss adjustment expenses in excess of $945 million with respect to the Northridge Earthquake through December 31, 1995. As the Company's estimate of the gross losses and loss adjustment expenses for the Northridge Earthquake rose to $1 billion at December 31, 1995, the exercise price of the Series A Warrants declined to $9.10 per share where it remains. The Common Stock Warrants are generally exercisable from February 1998 to February 2007.

NOTE 17. UNAUDITED QUARTERLY  RESULTS OF OPERATIONS

    The summarized unaudited quarterly results of operations were as follows:

                                                QUARTER ENDED
                             ---------------------------------------------------
                              MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                             ----------  -----------  ------------   -----------
                                (Amounts in thousands, except per share data)
1996
----
Net premiums earned           $ 232,628   $ 225,068    $ 204,755      $ 194,177

Investment income             $  18,689   $  18,776    $  17,770      $  17,943

Realized gains                $   2,588   $   1,310    $   2,642      $     747

Net income (loss)             $  25,583   $  31,928    $  24,345      $  (7,799)

Primary earnings (loss)
    per common share          $     .35   $     .46    $     .33      $    (.22)

Fully diluted earnings
    per common share          $     .32   $     .41    $     .31           *

1995
----
Net premiums earned           $  248,737  $  240,085   $  237,588     $  237,387

Investment income             $   21,179  $   20,634   $   20,305     $   19,540

Realized gains                $      185  $    2,019   $    3,200     $    4,803

Net income (loss)             $   (1,418) $   14,611   $   30,132     $   26,305

Primary earnings (loss)
    per common share          $     (.12) $      .18   $      .44     $      .36

Fully diluted earnings
    per common share               *            *      $      .39     $      .33

*Fully diluted earnings per common share are not shown as the results are antidilutive.

    The quarterly earnings per share amounts do not add to annual amounts due to the changing dilutive effect of common stock equivalents as the price of the common stock fluctuates.

     The fourth quarter of 1996 was impacted by pre-tax charges of $40 million in additional reserves related to the 1994 Northridge Earthquake. It was also adversely affected by weather-related claims amounting to approximately $8.0 million.

     The first quarter 1995 net loss was impacted by $14.2 million in pre-tax losses resulting from a series of severe storms as well as $6.0 million of catastrophe reinsurance premiums related to the additional reinsurance coverage purchased in order to provide reinsurance coverage for the declining earthquake exposure. The second and fourth quarters of 1995 were adversely affected by increases in the net pre-tax loss for the Northridge Earthquake of $18 million and $10 million, respectively.

NOTE 18. RESULTS OF OPERATIONS BY LINE OF BUSINESS

     The following table presents premium revenue and underwriting profit
(loss) for the Company's insurance lines on a GAAP basis for the years ended December 31.

                                                1996
                                                ----
                                              Homeowner           Personal
(Amounts in thousands)      Auto Lines     and Condominium     Excess Liability
                         ---------------  -----------------   ------------------
Gross premiums written      $  892,287       $   35,442           $  2,114
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------
Premiums earned             $  831,963       $   23,893           $    772
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------
Underwriting profit (loss)  $   81,010       $  (39,705)          $    917
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------


                                                1995
                                                ----
                                              Homeowner           Personal
                            Auto Lines     and Condominium     Excess Liability
                         ---------------  -----------------   ------------------
Gross premiums written      $  991,969       $   69,847           $  2,146
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------
Premiums earned             $  920,560       $   42,394           $    843
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------
Underwriting profit (loss)  $  103,744       $  (78,976)          $    469
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------

                                                1994
                                                ----
                                              Homeowner           Personal
                            Auto Lines     and Condominium     Excess Liability
                         ---------------  -----------------   ------------------
Gross premiums written      $  991,268       $   85,088           $  2,307
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------
Premiums earned             $  981,893       $   51,166           $    944
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------
Underwriting profit (loss)  $  (45,850)      $ (879,221)          $    997
                         ---------------  -----------------   ------------------
                         ---------------  -----------------   ------------------

AUTO. The $22.7 million decline in underwriting profit for the auto lines in 1996 compared to 1995 was caused principally by a $30 million reduction in 1995 of amounts previously set aside for Proposition 103 rebates (see Note
14), and 1996 weather-related claims of approximately $8 million. In 1994 and 1995, excluding earthquake-related claims and expenses, earthquake reinsurance reinstatements and Proposition 103 rebate adjustments, the underwriting profit for the auto lines would have been $10.1 million and $73.8 million, respectively, with the increase in 1995 principally attributable to the 6% rate increase implemented in the fourth quarter of 1994 and the 3.7% rate increase implemented in the second quarter 1995.

HOMEOWNERS AND CONDOMINIUM. The 1996 and 1995 underwriting losses in these lines included respective provisions for additional earthquake reserves of $40 million and $60 million, which was partially offset by a $32 million reduction in Proposition 103 rebates. Also affecting 1995 were first quarter weather-related losses of $14.2 million, earthquake-related catastrophe reinsurance premiums of $24 million and an overall decline in premium volume resulting from the DOI's order to discontinue writing new policies. The significant underwriting loss in 1994 was caused by the Northridge Earthquake.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1997 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1997 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1997 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1997 Annual Meeting of Shareholders pursuant to

Instruction G(3) of Form 10-K. There were no relationships or related party transactions which require disclosure.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED WITH THIS REPORT                                       PAGE
                                                                            ----
      (1) FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company are filed as a part of this report:
          (i)    Report of independent auditors; ........................... 41
          (ii)   Consolidated balance sheets - December 31, 1996 and 1995;.. 42
          (iii)  Consolidated statements of operations - Years ended
                 December 31 1996, 1995, and 1994;  ........................ 44
          (iv)   Consolidated statement of changes in stockholders' equity -
                 Years ended December 31, 1996, 1995 and 1994;  ............ 45
          (v)    Consolidated statements of cash flows - Years ended
                 December 31, 1996, 1995 and 1994;  ........................ 46
          (vi)  Notes to consolidated financial statements  ................ 48

      (2)   SCHEDULES

      The following financial statement schedule required to be filed by
      Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

      Schedule II - Condensed Financial Information of Registrant ........ 76

      Schedules I, III, IV, and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) EXHIBITS REQUIRED

The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed herewith or incorporated by reference as indicated below.

     3(a) Articles of Incorporation, as amended, incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1994

     3(b)  By Laws, as amended, filed herewith

The following contract is incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1985:

    10(a) Life Insurance Agreement for key officers (originally filed as Exhibit 10(b))

The following contracts are incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1987:

    10(b) Amendment to 20th Century Industries Restricted Shares Plan (originally filed as Exhibit 10(c))

    10(c)  Split Dollar Insurance Agreement between the Company and Stanley
           M. Burke, as trustee of the 1983 Foster Insurance Trust (originally filed as Exhibit 10(e))

The following contracts are incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1988:

    10(d) Amendment to 20th Century Industries Supplemental Executive Retirement Plan (originally filed as Exhibit 10(h))

The following contracts are incorporated herein by reference from the Registrant's Form 8-K dated October 5, 1994:

    10(e) Letter of intent between the Company and American International Group, Inc. (originally filed as Exhibit 10(o))

    10(f) Stock Option Agreement between the Company and American International Group, Inc. (originally filed as Exhibit 10(p))

The following contract is incorporated herein by reference from the Registrant's Form 10-Q dated November 13, 1994:

    10(g) Investment and Strategic Alliance Agreement between the Company and American International Group, Inc. (originally filed as
           Exhibit 10(s))

The following contract is incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1994:

    10(h) Amendment No. 1 to Investment and Strategic Alliance Agreement between the Company and American International Group, Inc. (originally filed as Exhibit 10(v))

The following contract is incorporated herein by reference from the Registrant's Form S-8 dated July 26, 1995:

    10(i) 20th Century Industries Stock Option Plan for eligible employees and non-employee directors (originally filed as Exhibit 10(x))

The following contracts are incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1995:

    10(j) Amended and Restated Credit Agreement among the Company, Union Bank, The First National Bank of Chicago, et. al. (originally filed as Exhibit 10(r))

    10(k) Quota Share Reinsurance Agreement between the Company and American International Group, Inc., as amended (originally filed as Exhibit 10(w))

The following contracts are filed herewith:

    10(l)  Forms of Stock Option Agreements

    10(m) Form of Restricted Shares Agreement

    10(n)  Supplemental 401(k) Plan

    10(o) 20th Century Industries Supplemental Executive Retirement Plan, as amended

    10(p)  Restated 20th Century Industries Savings and Securities Plan

    10(q)  20th Century Industries Pension Plan, 1994 Amendment and
           Restatement

    10(r)  Amendment No. 1 to 20th Century Industries Pension Plan

    11     Computation of Earnings Per Common Share, filed herewith

    21 Subsidiaries of the Registrant, incorporated herein by reference from "Item 1. Business" in the Registrant's Form 10-K for the year ended December 31, 1996

    23     Consent of Independent Auditors, filed herewith

    28 Information from reports furnished to state regulatory authorities, filed herewith:

      28(a)  20th Century Insurance Company

      28(b)  21st Century Casualty Company

(b)  REPORTS  ON  FORM  8-K.

     There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                                                   SCHEDULE  II

                   20TH CENTURY INDUSTRIES (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               BALANCE  SHEETS
                                    ASSETS

                                                       DECEMBER 31,
                                      -----------------------------------------
                                                      1996              1995
                                                      ----              ----
                                      (Amounts in thousands, except share data)
Cash                                               $    14,802      $    8,699
Prepaid loan fees                                        5,999           7,794
Other current assets                                     1,224           1,485
Accounts receivable from subsidiaries, net of payables   3,610             546
Investment in non-consolidated insurance
  subsidiaries and affiliates at equity                641,261         624,574
Other assets                                            12,594          14,068
                                                   ------------    ------------
                                                    $  679,490      $  657,166
                                                   ------------    ------------
                                                   ------------    ------------

                   LIABILITIES AND STOCKHOLDERS'  EQUITY

Accounts payable and accrued expenses                $  16,783      $  15,581
Bank loan payable                                      175,000        175,000
                                                   ------------    ------------
  Total liabilities                                    191,783        190,581
                                                   ------------    ------------

Stockholders' equity:
  Capital Stock
  Preferred stock, par value $1.00 per share;
    authorized 500,000 shares, none issued

  Series A convertible preferred stock,
    stated value $1,000 per share, authorized
    376,126 shares, outstanding 224,950 in 1996
    and 1995                                           224,950        224,950

  Common stock, without par value; authorized
    110,000,000 shares, outstanding 51,520,006
    in 1996 and 51,493,406 in 1995                      70,263         69,805

  Common stock warrants                                 16,000         16,000

  Unrealized investment gains of
    insurance subsidiaries - net                         2,820         33,508

  Retained earnings                                    173,674        122,322
                                                   ------------    ------------
    Total stockholders' equity                         487,707        466,585
                                                   ------------    ------------
                                                    $  679,490     $  657,166
                                                   ------------    ------------
                                                   ------------    ------------

See note to condensed financial statements.

                                                                   SCHEDULE II
                  20TH CENTURY INDUSTRIES (PARENT COMPANY)
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS

                                              YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                           1996           1995          1994
                                           ----           ----          ----
                                   (Amounts in thousands, except per share data)

REVENUES

  Dividends received from subsidiaries  $  43,000       $    -        $  16,471
  Interest                                    339          1,390          1,139
  Other                                       -            1,269          -
                                       -----------     ----------    -----------
    Total                                  43,339          2,659         17,610

EXPENSES
  Loan interest and fees                   14,260         15,897          8,348
  General and administrative                  621            544            685
                                       -----------     ----------    -----------
    Total                                  14,881         16,441          9,033

Income (loss) before income tax refund     28,458        (13,782)         8,577
Refund of income taxes                         (7)        (4,994)        (2,763)
                                       -----------     ----------    -----------

Net income (loss) before equity in net
  income of insurance subsidiaries         28,465         (8,788)        11,340
Undistributed income (loss) of non-
  consolidated insurance subsidiaries      45,592         78,418       (509,360)
                                       -----------     ----------    -----------
  NET INCOME (LOSS)                     $  74,057      $  69,630     $ (498,020)
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------

EARNINGS (LOSS) PER COMMON SHARE

  Primary                                  $  .92         $  .88       $  (9.69)
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------


See note to condensed financial statements.

                                                                   SCHEDULE  II
                  20TH CENTURY INDUSTRIES (PARENT COMPANY)
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                   1996     1995      1994
                                                --------  --------  -----------
                                                     (Amounts in thousands)

OPERATING ACTIVITIES

Net income (loss)                               $ 74,057  $ 69,630  $(498,020)

Adjustments to reconcile net
 income (loss) to net cash provided by
 (used in) operating activities:

Undistributed (income) loss of
 insurance subsidiaries                          (88,592)  (78,418)   492,889

Reimbursement of depreciation and
 amortization by subsidiaries                        635       572        550

(Gain) loss on sale of fixed assets                   (5)       72         42

Effects of common stock issued
 under restricted shares plan                        458       465        492

Dividends received from
 insurance subsidiaries                           43,000       -       16,471

Change in other assets, other
 liabilities, and accrued income taxes             2,196    (4,116)  (43,006)
                                                --------  --------  -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                           $ 31,749  $(11,795) $(30,582)

                                                                   SCHEDULE  II
                  20TH CENTURY INDUSTRIES (PARENT COMPANY)
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF CASH FLOWS (CONTINUED)

                                                  YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                   1996     1995      1994
                                                --------  --------  -----------
                                                     (Amounts in thousands)

INVESTING ACTIVITIES:

Capital contributed to 21st Century
 Casualty Company                               $  -      $  -      $ (40,841)

Capital contributed to 20th Century
 Insurance Company                                 -       (30,000)  (256,612)

Capital contributed to 20th Century Insurance
 Company of Arizona                              (1,970)     -           -

Purchase of equipment                            (1,126)    (1,472)     (478)

Proceeds from sale of equipment                     271        306       144
                                                 -------   -------- ---------
NET CASH USED IN INVESTING ACTIVITIES            (2,825)   (31,166) (297,787)

FINANCING ACTIVITIES:

Proceeds from issuance of preferred stock           -       20,000   200,000

Proceeds from issuance of stock warrants            -          -      16,000

Proceeds from bank loan                             -       15,000   160,000

Dividends paid                                  (22,821)   (14,623) (16,471)
                                                 -------   -------- ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           (22,821)    20,377  359,529
                                                 -------   -------- ---------
Net increase (decrease) in cash                   6,103    (22,584)  31,160

Cash, beginning of year                           8,699     31,283      123
                                                 -------   -------- ---------
Cash, end of year                              $ 14,802    $ 8,699 $ 31,283
                                                 -------   -------- ---------
                                                 -------   -------- ---------

Supplemental disclosure of cash flow information:
Interest paid was $9,813,000, $12,636,000, and $7,277,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

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

NOTE 1 - DEBT AND OTHER DISCLOSURES

The Company's outstanding advances against its revolving credit facility ("the Facility") totaled $175 million at December 31, 1996. Refer to Note 8 of the Notes to Consolidated Financial Statements for a more detailed explanation of the Facility.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                           20TH CENTURY INDUSTRIES
                                                 (Registrant)


Date:  March 24,1997                  By:
                                          -------------------------------------
                                                 William L. Mellick
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 24th of March, 1997.

       Signature                                   Title
       ---------                                   -----


                                   President and Chief Executive Officer
------------------------------          (Principal Executive Officer)
    William L. Mellick



                                            Senior Vice President
                                         and Chief Financial Officer
------------------------------          (Principal Financial Officer)
     Robert B. Tschudy



                                                  Controller
------------------------------          (Principal Accounting Officer)
     John M. Lorentz

       Signature                                   Title
       ---------                                   -----



------------------------------             Chairman of the Board
      John B. De Nault


------------------------------                   Director
      Stanley M. Burke


------------------------------                   Director
    John B. De Nault, III


------------------------------                   Director
   R. Scott Foster, M.D.


------------------------------                   Director
     Rachford Harris


------------------------------      Chief Executive Officer and  Director
   William L. Mellick


------------------------------          Vice Chairman of the Board
    Robert M. Sandler


------------------------------                  Director
   Gregory M. Shepard


------------------------------                  Director
   Howard I. Smith


------------------------------                  Director
    Arthur H. Voss