Form 10-Q
period 1997-03-31
20TH CENTURY INDUSTRIES
filed 1997-05-08
CIK 100331

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter  Ended  March 31, 1997                Commission File Number 0-6964
                                                                         ------


                               20TH CENTURY INDUSTRIES
--------------------------------------------------------------------------------
                (Exact name or registrant as specified in its charter)


             CALIFORNIA                                     95-1935264
--------------------------------------------------------------------------------
   (State or  other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                          number)


   Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California     91367
--------------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (818) 704-3700
                                                            -------------------

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

YES      X             NO
   -------------          -------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at April 25, 1997
   Common Stock,  Without Par Value                       51,609,361 shares

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     A S S E T S


                                                            March 31,          December 31,
                                                              1997                 1996
                                                              ----                 -----
                                                            (Unaudited)
                                                              (Amounts in thousands)

Investments, available-for-sale, at fair value:
    Fixed maturities -  Note 3                           $  1,017,195        $  1,063,703
    Equity securities                                           1,159                 925
                                                         ------------        ------------
      Total investments                                     1,018,354           1,064,628

Cash and cash equivalents                                      28,529              18,078
Accrued investment income                                      20,298              18,549
Premiums receivable                                            75,857              71,308
Reinsurance receivables and recoverables                       78,713              79,183
Prepaid reinsurance premiums                                   34,518              33,020
Deferred income taxes - Note 4                                189,512             190,857
Deferred policy acquisition costs                              11,116               9,127
Other assets                                                   28,090              29,005
                                                         ------------        ------------
                                                         $  1,484,987        $  1,513,755
                                                         ------------        ------------
                                                         ------------        ------------



See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            March 31,          December 31,
                                                              1997                  1996
                                                               ----                  ----
                                                            (Unaudited)
                                                      (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses                 $  497,770          $  543,529
Unearned premiums                                             237,199             231,141
Bank loan payable                                             175,000             175,000
Claims checks payable                                          37,714              36,445
Reinsurance payable                                            26,486              19,730
Other liabilities                                              25,887              20,203
                                                           ----------          ----------
    Total liabilities                                       1,000,056           1,026,048
                                                           ----------          ----------
                                                           ----------          ----------

Stockholders' equity
    Capital stock

         Preferred stock, par value $1.00 per
              share; authorized 500,000 shares,
              none issued

         Series A convertible preferred stock,
              stated value $1,000 per share,
              authorized 376,126 shares, out-
              standing 224,950 in 1997 and 1996               224,950             224,950

         Common stock without par value;
              authorized 110,000,000 shares, out-
              standing 51,609,361 in 1997 and
              51,520,006 in 1996                               70,382              70,263

         Common stock warrants                                 16,000              16,000
    Unrealized investment gains (losses), net                (18,336)               2,820
    Retained earnings                                         191,935             173,674
                                                           ----------          ----------
         Total stockholders' equity                           484,931             487,707
                                                           ----------          ----------
                                                           $1,484,987          $1,513,755
                                                           ----------          ----------
                                                           ----------          ----------



See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1997                1996
                                                              ----                ----
                                                       (Amounts in thousands, except per share data)
REVENUES:

Net premiums earned                                        $  194,969          $  232,628
Net investment income                                          17,835              18,689
Realized investment gains                                       1,072               2,588
                                                           ----------          ----------
                                                              213,876             253,905

LOSSES AND EXPENSES:

Net losses and loss adjustment expenses                       152,901             191,596
Policy acquisition costs                                       10,312               8,168
Other  operating expenses                                       7,285              12,372
Loan interest and fees expense                                  3,293               3,565
                                                           ----------          ----------
                                                              173,791             215,701
                                                           ----------          ----------

Income before federal income taxes                             40,085              38,204

Federal income taxes - Note 4                                  13,213              12,621
                                                           ----------          ----------

NET INCOME                                                 $   26,872          $   25,583
                                                           ----------          ----------
                                                           ----------          ----------

EARNINGS PER COMMON SHARE - Note 2
----------------------------------

PRIMARY                                                     $      .37          $      .35
                                                           ----------          ----------
                                                           ----------          ----------

FULLY DILUTED                                               $      .34          $      .32
                                                           ----------          ----------
                                                           ----------          ----------



See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                  Three Months Ended March  31, 1997

                                                              (Unaudited)
                                 Convertible
                                  Preferred        Common                     Unrealized
                                    Stock          Stock          Common      Investment
                                $1 Par Value      Without          Stock         Gains        Retained
                                  Per Share      Par Value       Warrants   (Losses), Net     Earnings
                                ------------   ------------   ------------   ------------   ------------

                                                          (Amounts in thousands)
Balance at January 1, 1997      $    224,950   $     70,263   $     16,000   $      2,820   $    173,674

     Net Income                                                                                   26,872

     Cash dividends declared                                                                      (7,642)

     Other                                              119                       (21,156)          (969)
                                ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1997       $    224,950   $     70,382   $     16,000   $    (18,336)  $    191,935
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------



See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1997          1996
                                                        ----          ----
                                                            (Unaudited)
                                                      (Amounts in thousands)

OPERATING ACTIVITIES:

Net Income                                            $  26,872   $  25,583

Adjustments to reconcile net income to
    net cash provided by operating activities:

    Provision for depreciation and amortization           1,199       1,299
    Provision for deferred income taxes                  12,737      11,912
    Realized gains on sale of investments
        and fixed assets                                 (1,073)     (2,590)
    Federal income taxes                                  1,498        (896)
    Reinsurance balances                                  5,728     (10,459)
    Unpaid losses and loss adjustment expenses          (45,760)    (18,276)
    Unearned premiums                                     6,058      (9,447)
    Claims checks payable                                 1,269      (2,488)
    Other                                                  (254)     13,352
                                                      -----------  ---------

        NET CASH  PROVIDED
            BY OPERATING ACTIVITIES                   $   8,274   $   7,990

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                   THREE MONTHS ENDED MARCH  31,
                                                   -----------------------------
                                                       1997             1996
                                                       ----             ----
                                                            (Unaudited)
                                                      (Amounts in thousands)

INVESTING ACTIVITIES:

    Investments available-for-sale:
        Purchases                                   $  (225,906)   $  (118,468)
        Called or matured                                     -         12,107
        Sales                                           240,629        107,674
    Net purchases of property and equipment              (4,904)          (347)
                                                    -------------  -------------

        NET CASH PROVIDED BY
          INVESTING ACTIVITIES                            9,819            966

FINANCING ACTIVITIES:

    Dividends paid                                       (7,642)        (5,062)
                                                    -------------  -------------

        NET CASH USED IN
          FINANCING ACTIVITIES                           (7,642)        (5,062)
                                                    -------------  -------------

    Net increase in cash and cash equivalents            10,451          3,894

    Cash and cash equivalents, beginning of year         18,078         50,609
                                                    -------------  -------------

    Cash and cash equivalents, end of quarter         $  28,529      $  54,503
                                                    -------------  -------------
                                                    -------------  -------------



See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Earnings Per Common Share

    Earnings per common share are computed using the weighted average number of common share equivalents outstanding during the respective periods utilizing the modified treasury stock method in accordance with APB Opinion No. 15, "Earnings Per Share." The primary weighted average number of common share equivalents was 59,272,681 and 59,294,292 for the three months ended March 31, 1997 and 1996, respectively. The fully diluted weighted average number of common share equivalents was 79,127,050 and 79,148,661 for the three months ended March 31, 1997 and 1996, respectively. The primary and fully diluted earnings per share amounts reflect a complex capital structure in which securities exist that allow for the acquisition of additional common stock through the exercise of conversion rights in these securities.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


3.  Investments

    The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of March 31, 1997 are as follows:


                                                                 Gross           Gross
                                                Amortized      Unrealized     Unrealized      Fair
                                                 Cost            Gains         Losses         Value
                                             --------------  -------------  --------------  ----------
                                                                (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                $     3,867        $    57       $    112    $     3,812
Obligations of states and political
  subdivisions                                 160,200          1,918          1,905        160,213

Public Utilities                               182,554            276          6,838        175,992

Corporate Securities                           699,692          2,116         24,630        677,178

                                           ------------       ---------     ---------   ------------
Total Fixed Maturities                    $  1,046,313       $  4,367      $  33,485   $  1,017,195
                                           ------------       ---------     ---------   ------------
                                           ------------       ---------     ---------   ------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

4.  Income Taxes

    Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of March 31, 1997, the Company has a net operating loss carryforward of approximately $384,000,000 and $241,000,000 for regular and alternative mini-mum tax purposes, respectively, and an alternative tax credit carryforward of $11,690,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

    Federal income tax expense consists of:

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                          1997            1996
                                         ------          ------
                                         (Amounts in thousands)

    Current tax expense                $     476       $     709
    Deferred tax expense                  12,737          11,912
                                       ----------      ---------
                                       $  13,213       $  12,621
                                       ----------      ---------
                                       ----------      ---------

5.  New Accounting Standard

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by a simpler calculation called "basic" earnings per share. This calculation will exclude all common stock equivalents and other dilutive securities (i.e. options, warrants and convertible

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


5.  New Accounting Standard (continued)

    instruments). Under the new standard, basic earnings per share would be $.42 and $.40 for the periods ending March 31, 1997 and 1996, respectively. Under the new requirements, "diluted" earnings per share will replace the existing fully diluted earnings per share calculation. The new diluted earnings per share will include the effect of all dilutive instruments if they meet certain requirements. Under the new standard, diluted earnings per share would be $.34 and $.32 for the periods ended March 31, 1997 and 1996, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


The Company's strong performance in the first quarter of 1997 reinforced the turnaround in unit growth in the core automobile business that began in the last half of 1996. The number of written vehicles increased by 22,514 in the first quarter of 1997 compared to a decrease of 22,518 in the first quarter of 1996. As of March 31, 1997, the Company's insurance subsidiaries had a combined statutory surplus of $467.9 million, and a net written premium to surplus ratio of 1.7:1. In addition, the Company's claims paying ability rating from Standard & Poors was recently upgraded to A- from BBB+.


Strong unit growth in the auto business remains the Company's priority for 1997. Through its aggressive marketing efforts and the introduction of rating plans that offer lower rates to its more profitable preferred customers and higher rates for drivers deemed to represent greater risks, the Company expects to achieve a more profitable customer mix of new business. Thus far, the Company's strategy for growth as well as continued downward trends in the frequency and severity of claims is producing the desired results: the combined ratio for the first three months of 1997 was 87.4 versus 91.2 for the first quarter of 1996.


As of February 15, 1997, the Company began offering renewal of policies for 68,000 homeowner insurance customers. The Company is complying with California's requirement to offer earthquake coverage to those customers through a separate residential earthquake insurance policy underwritten and issued by American Home Assurance Company, a subsidiary of American International Group, Inc. (AIG). While the Company is not currently authorized to offer homeowner insurance to new customers, continuing requests from current auto policy customers and other California residents make this an important strategic goal. Authority to sell new homeowner policies requires the approval of the California Insurance Commissioner. The Company has initiated discussions to obtain that authorization. The Company's reentry into the homeowners market is intended to complement its auto business and facilitate growth in that line. All the risks associated with these homeowner policies have been ceded to reinsurers since July 1, 1996. The Company remains exposed to possible upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.


Invested assets as of March 31, 1997 were $1.0 billion. All investments in fixed maturities are investment grade. Of the Company's total investments at March 31, 1997, 13.2% at fair value were invested in tax-exempt state and municipal bonds and 86.8% were invested in taxable government, corporate and municipal securities.


Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Cash flow from operations was more than sufficient to fund loss payments in the first quarter of 1997.


The Company has a variable rate credit line available of $191.3 million at April 1, 1997, which had an outstanding balance of $175 million at March 31, 1997. Presently, interest is paid monthly; interest payments in the first three months of 1997 totaled $4.8 million.


At March 31, 1997, the Company had $225 million of preferred stock outstanding, bearing dividends of 9% per year payable quarterly in cash or in kind. Cash dividends of $5,061,375 were paid on the preferred stock in the first three months of 1997.

Funds required by 20th Century Industries to pay preferred stock dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law.


In August 1996, 20th Century Insurance Company of Arizona began writing private passenger auto policies in that state. As of March 31, 1997, insured vehicles totaled 5,273, an increase of 75.4% over the total at December 31, 1996. Insured vehicles increased by 750 in April 1997. 20th Century Insurance Company of Arizona is a joint venture owned 51% by AIG and 49% by 20th Century Industries. The Company's investment in 20th Century Insurance Company of Arizona, (the operations of which, to date, have not been material), is accounted for by the equity method. The statistical and other information presented below do not include the activities of 20th Century Insurance Company of Arizona.


RESULTS OF OPERATIONS


UNITS IN FORCE

Units in force for the Company's insurance programs as of March 31 were as follows:

                                           1997             1996
                                           ----             ----

Private Passenger Automobile
    (number of vehicles)                1,034,123       1,038,489

Homeowner and Condominium
    (number of policies)                   70,073         170,926

Personal Excess Liability
    (number of policies)                   10,238          10,438
                                        ---------       ---------
Total                                   1,114,434       1,219,853
                                        ---------       ---------
                                        ---------       ---------

The overall decrease in units in force of 8.6% is attributable primarily to the decrease in homeowners and condominium policies.

The Company's voluntary auto units in force declined by less than 1% compared to a year ago from 1,031,320 units in force at March 31, 1996 to 1,024,313 units in force at March 31, 1997. Voluntary auto units grew in the quarter by 19,551 (2%) from December 31, 1996, compared to a decline in units of 21,483 (2%) for the same period in 1996. The increase in units in force is the result of the Company's aggressive marketing campaign, rate reductions implemented in 1996 and, to some extent, new legislation to enforce the state's mandatory insurance law.

Assigned Risk units increased by 36.8% from the same period a year ago, from 7,169 units in force at March 31, 1996 to 9,810 units in force at March 31, 1997. The overall increase in Assigned Risk units was an expected response to the new legislation.

Units in force for the Company's homeowner and condominium programs declined by 58.9% between March 31, 1996 and March 31, 1997 primarily because the Company was required by the California Department of Insurance to non-renew homeowner and condominium policies from July 1, 1996 until February 15, 1997. However, the Company expects that this decline will slow in 1997 as its remaining homeowner policyholders are able to renew their policies with the Company.

UNDERWRITING RESULTS

Premium revenue and underwriting results for the Company's insurance programs were as follows:


                                       Three Months Ended March 31,
                                       ----------------------------
                                          1997               1996
                                         -------           --------
                                          (Amounts in thousands)

Gross Premiums Written
    Automobile                         $  218,768         $  236,295
    Homeowners and Condo                    8,604             14,977
    PELP                                      493                475
                                       ----------         ----------
    Total                              $  227,865         $  251,747
                                       ----------         ----------
                                       ----------         ----------
Net Premiums Earned
    Automobile                         $  192,388         $  219,722
    Homeowners and Condo                    2,392             12,708
    PELP                                      189                198
                                       ----------         ----------
    Total                              $  194,969         $  232,628
                                       ----------         ----------
                                       ----------         ----------
Underwriting Profit (Loss)
    Automobile                          $  24,549          $  20,504
    Homeowners and Condo                     (257)              (228)
    PELP                                      179                216
                                        ---------          ----------
    Total                               $  24,471          $  20,492
                                        ---------          ----------
                                        ---------          ----------

Net premiums earned for the first quarter decreased 16.2% to $195 million compared to the first quarter of 1996. The decline of $37.6 million includes the effects of lower average vehicles in force of approximately $5.6 million, auto rate changes of approximately $21.7 million and a reduction of $10.3 million in homeowner and condominium premiums due to non-renewals and ceded reinsurance premiums.

Automobile

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. Approximately 51% of the Company's insured autos are located in Los Angeles County; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in Northern California and San Diego County.

The Company's voluntary automobile program realized better than expected underwriting profits of $25.0 million for the three months ended March 31, 1997 compared to $20.8 million for the comparable 1996 period. The improvement came despite a 9% decrease in gross premiums written in the period versus last year. The impact of continuing favorable loss trends and relatively dry weather contributed to the improvement in underwriting results in the first quarter of 1997 over the same quarter a year ago, as did the Company's growth and marketing initiatives to attract and retain a higher proportion of more profitable preferred customers.

Assigned Risk units produced an underwriting loss of $436,000 in the first three months of 1997 compared to a $263,000 underwriting loss for the first three months of 1996. The increased underwriting loss reflects a 36.8% rise in the number of Assigned Risk vehicles over the same period last year, as new mandatory insurance enforcement legislation became effective January 1, 1997.

Homeowners and Condominium

In December 1996, the Company was granted authority to offer renewals on its existing homeowner policies beginning February 15, 1997. This renewal business is covered in full by quota share reinsurance agreements with three reinsurers, as follows:



    REINSURER                                                             PARTICIPATION
    -----------                                                           --------------
    National Union Fire Insurance Co.  of Pittsburgh, PA (AIG subsidiary)       50%

    United States Fidelity & Guaranty Company                                   25%

    Risk Capital Reinsurance Company                                            25%



Earthquake coverage, which the Company is obliged to offer in conjunction with its homeowner policies, is provided through a subsidiary of AIG; no earthquake exposures are assumed by the Company. As of March 31, 1997, more than 17,000 policies had been renewed, which is in excess of 90% of those eligible. Homeowners and condominium policies inforce on June 30, 1996 or renewed before July 23, 1996 (which do not include earthquake coverage) were ceded in full at equal percentages to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage is effective until the underlying policies expire or are renewed.

Underwriting results for these programs are subject to the variability caused by weather-related claims and infrequent disasters. The underwriting loss for this line was $257,000 for the first three months of 1997 compared to an underwriting loss of $228,000 for the same period in 1996. As a result of the 100% quota share agreement entered into as of July 1, 1996, the Company's exposure to weather-related and disaster claims has been significantly reduced.

Personal Excess Liability

Units in force decreased by 1.9% from March 31, 1996 to March 31, 1997.
Gross premiums written decreased in the first quarter of 1997 compared to the same period in 1996. The decline in this business from the prior year is primarily attributable to the runoff of the homeowner and condominium programs, as some policyholders for this program are likely to purchase excess liability coverage in conjunction with their homeowner policies. Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. Personal Excess Liability business is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

Policy Acquisition and General Operating Expenses

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses for the first quarter ending March 31, 1997 decreased by $2.9 million (14.3%), compared to the same period in 1996. This decrease reflects a reduction in general operating expenses due to the decline in the number of units in force and steps taken to achieve operating cost efficiencies, as well as a benefit from the ceding commission earned on reinsurance. Ceding commissions accounted for approximately $710,000 of the reduction in underwriting expenses in the first quarter of 1997 compared to the same quarter a year ago.

The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the first quarter ended March 1997 was 9.0% compared to 8.8% for the first quarter in 1996. The increase in the expense ratio for the first quarter is mainly due to the decline in premiums earned.

INVESTMENT INCOME

Net pre-tax investment income decreased 4.6% during the first three months of 1997 compared to the same period in 1996. Average invested assets decreased 4.9% between March 1996 and March 1997 primarily due to the decline in premiums written and the payment of earthquake-related claims. The average annual pre-tax yield on invested assets for the three months ended March 31, 1997 was 6.6%, which was unchanged from the first quarter of 1996.

Realized gains on sales of investments decreased in the three months ended March 1997 to $1 million from $2.6 million for the same period of 1996, and unrealized gains on investments decreased $21.2 million since December 31, 1996 to a net unrealized loss of $18.3 million as of March 31, 1997, primarily because of unfavorable conditions in the bond market.

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            20TH CENTURY INDUSTRIES
                                                 (Registrant)




Date            MAY  08, 1997                 /s/William L. Mellick
    ------------------------------         ----------------------------
                                                  WILLIAM L. MELLICK
                                         President and Chief Executive Officer



Date            MAY 08, 1997                  /s/Robert B. Tschudy
    -------------------------------        ----------------------------
                                                 ROBERT B. TSCHUDY
                                              Senior Vice President and
                                               Chief Financial Officer