Form 10-Q
period 1997-06-30
20TH CENTURY INDUSTRIES
filed 1997-08-12
CIK 100331

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter  Ended  June 30, 1997                 Commission File Number 0-6964
                                                                         ------

                             20TH CENTURY INDUSTRIES
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            CALIFORNIA                                   95-1935264
--------------------------------------------------------------------------------
 (State or  other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                           Number)


SUITE 700, 6301 OWENSMOUTH AVENUE, WOODLAND HILLS, CALIFORNIA        91367
--------------------------------------------------------------------------------
       (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code               (818) 704-3700
None                                                             --------------
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

YES      X           NO
     ---------          ----------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at July 23, 1997
      Common Stock, Without Par Value               51,613,861 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                  A S S E T S
                                                     JUNE 30,    DECEMBER 31,
                                                        1997         1996
                                                     ----------- -------------
                                                     (UNAUDITED)
                                                       (AMOUNTS IN THOUSANDS)

Investments, available-for-sale, at fair value:
    Fixed maturities -  Note 3                     $  1,044,857    $  1,063,703
    Equity securities                                     1,300             925
                                                   ------------     -----------
        Total investments                             1,046,157       1,064,628

Cash and cash equivalents                                47,171          18,078
Accrued investment income                                19,114          18,549
Premiums receivable                                      78,894          71,308
Reinsurance receivables and recoverables                 72,910          79,183
Prepaid reinsurance premiums                             44,247          33,020
Deferred income taxes - Note 4                          165,252         190,857
Deferred policy acquisition costs                         8,891           9,127
Other assets                                             30,104          29,005
                                                   ------------     -----------
                                                   $  1,512,740    $  1,513,755
                                                   ------------     -----------
                                                   ------------     -----------


See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   JUNE 30,         DECEMBER 31,
                                                     1997               1996
                                                 --------------    -------------
                                                   (UNAUDITED)
                                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Unpaid losses and loss adjustment expenses       $  473,553          $  543,529
Unearned premiums                                   251,859             231,141
Bank loan payable                                   175,000             175,000
Claims checks payable                                31,999              36,445
Reinsurance payable                                  33,464              19,730
Other liabilities                                    21,838              20,203
                                                 ----------          ----------
    Total liabilities                               987,713           1,026,048
                                                 ----------          ----------
Stockholders' equity
    Capital stock
      Preferred stock, par value $1.00 per
        share; authorized 500,000 shares,
         none issued

       Series A convertible preferred stock,
         stated value $1,000 per share,
         authorized 376,126 shares, out-
         standing 224,950 in 1997 and 1996          224,950             224,950

       Common stock without par value;
         authorized 110,000,000 shares, out-
         standing 51,613,861 in 1997 and
         51,520,006 in 1996                          70,510              70,263

       Common stock warrants                         16,000              16,000
    Unrealized investment gains (losses), net        (2,233)              2,820
    Retained earnings                               215,800             173,674
                                                 ----------          ----------
         Total stockholders' equity                 525,027             487,707
                                                 ----------          ----------
                                                 $1,512,740          $1,513,755
                                                 ----------          ----------
                                                 ----------          ----------

See accompanying notes to financial statements.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    --------------------------
                                           1997            1996           1997           1996
                                       -----------     -----------     ----------     -----------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:

Net premiums earned                     $  195,107     $  225,068     $  390,076     $  457,696
Net investment income                       18,400         18,776         36,235         37,465
Realized investment gains                      471          1,310          1,543          3,898
                                        ----------     ----------     ----------      ---------
                                           213,978        245,154        427,854        499,059

LOSSES AND EXPENSES:


Net losses and loss adjustment expenses    143,542        173,230        296,443        364,826
Policy acquisition costs                    10,300          8,321         20,612         16,489
Other  operating expenses                    8,656         12,516         15,941         24,888
Loan interest and fees expense               3,322          3,483          6,615          7,048
                                        ----------     ----------     ----------      ---------
                                           165,820        197,550        339,611        413,251
                                        ----------     ----------     ----------      ---------
Income before federal income taxes          48,158         47,604         88,243         85,808
Federal income taxes - Note 4               16,651         15,676         29,864         28,297
                                        ----------     ----------     ----------      ---------
NET INCOME                               $  31,507      $  31,928      $  58,379      $  57,511
                                        ----------     ----------     ----------      ---------
                                        ----------     ----------     ----------      ---------
EARNINGS PER COMMON SHARE - Note 2
-----------------------------------

PRIMARY                                  $    0.44      $    0.46      $    0.81      $    0.80
                                        ----------     ----------     ----------      ---------
                                        ----------     ----------     ----------      ---------

FULLY DILUTED                            $    0.39      $    0.41      $    0.73      $    0.73
                                        ----------     ----------     ----------      ---------
                                        ----------     ----------     ----------      ---------

See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                        SIX MONTHS ENDED JUNE 30, 1997
                              CONVERTIBLE   -------------------------------------------------------
                               PREFERRED       COMMON                       UNREALIZED
                                 STOCK          STOCK         COMMON        INVESTMENT
                             $1 PAR VALUE      WITHOUT         STOCK           GAINS        RETAINED
                               PER SHARE      PAR VALUE      WARRANTS      (LOSSES), NET    EARNINGS
                             ------------    -----------    ----------     --------------  ----------
                                                       (AMOUNTS IN THOUSANDS)
Balance at January 1, 1997    $  224,950      $  70,263      $  16,000       $  2,820     $  173,674

     Net Income                                                                               58,379

     Cash dividends declared                                                                 (15,284)

     Other                                          247                        (5,053)          (969)
                              ----------      ---------      ---------      ---------     ----------
Balance at June 30, 1997      $  224,950      $  70,510      $  16,000      $  (2,233)    $  215,800
                              ----------      ---------      ---------      ---------     ----------
                              ----------      ---------      ---------      ---------     ----------

See accompanying notes to financial statements.

                   20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         1997           1996
                                                       -----------    ---------
                                                              (UNAUDITED)
                                                         (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:

Net Income                                              $  58,379     $  57,511

Adjustments to reconcile net income to
     net cash provided by operating activities:

     Provision for depreciation and amortization            2,437         2,543
     Provision for deferred income taxes                   28,326        26,665
     Realized gains on sale of investments                 (1,543)       (3,898)
     Federal income taxes                                   1,491        (1,383)
     Reinsurance balances                                   8,781        (8,038)
     Unpaid losses and loss adjustment expenses           (69,976)      (51,028)
     Unearned premiums                                     20,718       (18,798)
     Claims checks payable                                 (4,446)       (8,378)
     Other                                                 (5,628)        9,560
                                                       ----------     ---------
       NET CASH  PROVIDED
         BY OPERATING ACTIVITIES                        $  38,539     $   4,756

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                       SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                           1997         1996
                                                     -------------   -----------
                                                             (UNAUDITED)
                                                         (AMOUNTS IN THOUSANDS)
INVESTING ACTIVITIES:

     Investments available-for-sale:
       Purchases                                       $ (357,450)   $ (231,136)
       Called or matured                                        -        13,451
       Sales                                              369,544       208,334
     Net purchases of property and equipment               (6,256)       (1,185)
                                                       ----------    ----------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                               5,838       (10,536)

FINANCING ACTIVITIES:

     Dividends paid                                       (15,284)      (10,122)
                                                       ----------    ----------
       NET CASH USED IN
         FINANCING ACTIVITIES                             (15,284)      (10,122)
                                                       ----------    ----------
     Net increase (decrease) in cash and
       cash equivalents                                    29,093       (15,902)

     Cash and cash equivalents, beginning of year          18,078        50,609
                                                       ----------    ----------
     Cash and cash equivalents, end of quarter         $   47,171    $   34,707
                                                       ----------    ----------
                                                       ----------    ----------

See accompanying notes to financial statements.

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1996.

2.   Earnings Per Common Share

     Earnings per common share are computed using the weighted average number of common share equivalents outstanding during the respective periods utilizing the modified treasury stock method in accordance with APB Opinion No. 15, "Earnings Per Share." The primary weighted average number of common share equivalents was 60,058,242 and 59,680,873 for the three and six months ended June 30, 1997, respectively, and 58,485,420 and 58,952,256 for the three and six months ended June 30, 1996, respectively. The fully diluted weighted average number of common share equivalents was 80,456,039 and 80,344,243 for the three and six months ended

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Earnings Per Common Share (continued)

     June 30, 1997, respectively, and 78,604,029 and 78,806,625 for the three and six months ended June 30, 1996, respectively. The primary and fully diluted earnings per share amounts reflect a complex capital structure in which securities exist that allow for the acquisition of additional common stock through the exercise of conversion rights in these securities. Under the modified treasury stock method, the number of primary and fully diluted common share equivalents deemed to be outstanding generally tends to rise or fall with the market price of the underlying stock.

3.   Investments

     The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of June 30, 1997 are as follows:



                                                           GROSS       GROSS
                                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST         GAINS       LOSSES        VALUE
                                          ------------  ----------    ----------  -----------
                                                        (AMOUNTS IN THOUSANDS)
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                            $     3,818      $    50     $     65    $    3,803

Obligations of states and political
  subdivisions                                 87,643        2,367           69        89,941

Public Utilities                              188,429          433        2,563       186,299

Corporate Securities                          769,452        3,977        8,615       764,814
                                          -----------     --------    ---------    ----------

Total Fixed Maturities                    $ 1,049,342     $  6,827    $  11,312   $ 1,044,857
                                          -----------     --------    ----------  -----------
                                          -----------     --------    ----------  -----------

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

4.   Income Taxes

     Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of June 30, 1997, the Company has a net operating loss carryforward of approximately $335,000,000 and $193,000,000 for regular and alternative minimum tax purposes, respectively, and an alternative tax credit carryforward of $12,768,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal income tax expense consists of:

                                       SIX MONTHS ENDED JUNE 30,
                                       -------------------------
                                            1997      1996
                                            ----      ----
                                        (AMOUNTS IN THOUSANDS)

Current tax expense                       $  1,538  $  1,632
Deferred tax expense                        28,326    26,665
                                          --------  --------
                                          $ 29,864  $ 28,297
                                          --------  --------
                                          --------  --------


5.  New Accounting Standard

    In February 1997, the Financial Accounting Standards Board issued
    Statement No. 128, "Earnings per Share," which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by a simpler calculation called "basic" earnings per share. This calculation will exclude all common stock equivalents and other dilutive securities (i.e. options, warrants and convertible

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  New Accounting Standard (continued)

    instruments). Under the new standard, basic earnings per share would be $0.51 and $0.52 for the quarters ending June 30, 1997 and 1996, respectively, and $0.94 and $0.92, respectively, for the six month periods then ended. Under the new requirements, "diluted" earnings per share will replace the existing fully diluted earnings per share calculation. The new diluted earnings per share will include the effect of all dilutive instruments if they meet certain requirements. Under the new standard, diluted earnings per share would be $0.39 and $0.41 for the quarters ended June 30, 1997 and 1996, respectively, and $0.73 for each of the six month periods ended June 30, 1997 and 1996, respectively.

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
-------------------


The Company's strong performance in the first six months of 1997 reinforced the turnaround in unit growth in the core automobile business that began in the last quarter of 1996. The number of written vehicles increased by 42,324 in the first six months of 1997 compared to a decrease of 43,987 in the first half of 1996. As of June 30, 1997, the Company's insurance subsidiaries had a combined statutory surplus of $510.9 million, and a net written premium to surplus ratio of 1.5:1. In addition, during the second quarter, the Company's claims paying ability rating from Standard & Poors was upgraded to A- from BBB+, and its financial performance rating from A.M. Best was upgraded to A- from B+.

Strong unit growth in the auto business remains the Company's priority for 1997. Through its aggressive marketing efforts and the introduction of rating plans that offer lower rates to its more profitable preferred customers and higher rates for drivers deemed to represent greater risks, the Company expects to achieve a more profitable customer mix of new business. Thus far, the Company's strategy for growth as well as continued downward trends in the frequency and severity of claims is producing the desired results: the combined ratio for the first six months of 1997 was 85.4 versus 88.7 for the same period last year.

As of February 15, 1997, the Company began offering renewal of policies for 68,000 homeowner insurance customers. The Company is complying with California's requirement to offer earthquake coverage to those customers through a separate residential earthquake insurance policy underwritten and issued by American Home Assurance Company, a subsidiary of American International Group, Inc. (AIG). While the Company is not currently authorized to offer homeowner insurance to new

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES customers, continuing requests from current auto policy customers and other California residents make this an important strategic goal. Authority to sell new homeowner policies requires the approval of the California Insurance Commissioner. The Company has initiated discussions to obtain that authorization. The Company's reentry into the homeowners market is intended to complement its auto business and facilitate growth in that line. All the risks associated with these homeowner policies have been ceded to reinsurers since July 1, 1996.

In June 1997, the Company recorded an after-tax provision of $4.39 million resulting from a punitive damage verdict on an earthquake-related lawsuit. The Company intends to appeal the verdict and hopes that it will be set aside or significantly reduced, although there are no assurances that the court will do so. The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

Invested assets as of June 30, 1997 were $1.0 billion. All investments in fixed maturities are investment grade. Of the Company's total investments at June 30, 1997, 6.1% at fair value were invested in tax-exempt state and municipal bonds and 93.9% were invested in taxable government, corporate and municipal securities.

Loss and loss expense payments are the most significant cash flow requirements of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Cash flow from operations was more than sufficient to fund loss payments in the first half of 1997.

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

At July 1, 1997, the Company has a variable rate credit line available of $168.75 million, all of which is outstanding. Presently, interest is paid monthly; interest payments in 1997 totaled $7.6 million.

At June 30, 1997, the Company had $225 million of preferred stock outstanding, bearing dividends of 9% per year payable quarterly in cash or in kind. Cash dividends of $10,122,750 were paid on the preferred stock in the first six months of 1997.

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law.

In August 1996, 20th Century Insurance Company of Arizona began writing private passenger automobile policies in that state. As of June 30, 1997, insured vehicles totaled 7,235, an increase of 141% over the total at December 31, 1996. 20th Century Insurance Company of Arizona is a joint venture owned 51% by AIG and 49% by 20th Century Industries. The Company's investment in 20th Century Insurance Company of Arizona, (the operations of which, to date, have not been material), is accounted for by the equity method. The statistical and other information presented below do not include the activities of 20th Century Insurance Company of Arizona.

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

Results of Operations
---------------------

UNITS IN FORCE

Units in force for the Company's insurance programs as of June 30 were as follows:

                                                        1997            1996
                                                        ----            ----

Private Passenger Automobile
   (number of vehicles)                              1,053,933        1,017,020

Homeowner and Condominium
   (number of policies)                                 64,056          165,703

Personal Excess Liability
   (number of policies)                                 10,293           10,396
                                                     ---------        ---------

Total                                                1,128,282        1,193,119
                                                     ---------        ---------
                                                     ---------        ---------



The overall decrease in units in force of 5.4% is attributable primarily to the decrease in homeowners and condominium policies.

The Company's voluntary auto units in force increased by 3.0% compared to a year ago from 1,010,322 units in force at June 30, 1996 to 1,040,899 units in force at June 30, 1997. Voluntary auto units grew 36,137 (3.6%) in the first half of 1997, 16,586 (1.6%) of which occurred in the second quarter. This compared favorably to a decline in units of 42,481 (4.0%) for the first six months of 1996 and 20,998 (2.0%) for the second quarter of 1996. The growth in units in force met the Company's expectations and is the result of an aggressive marketing campaign, rate reductions

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES
implemented in 1996 and, to some extent, new legislation to enforce the state's
mandatory insurance law.   The Company expects to continue this growth pattern
through increased advertising, including a new television advertising campaign, and through the implementation of another 3.2% overall rate reduction in the fourth quarter of 1997.

Assigned Risk units increased by 94.6% from the same period a year ago, from 6,698 units in force at June 30, 1996 to 13,034 units in force at June 30, 1997. The overall increase in Assigned Risk units was an expected response to the new legislation.

Units in force for the Company's homeowner and condominium programs declined by 61.3% between June 30, 1996 and June 30, 1997 primarily because the Company was required by the California Department of Insurance to non-renew homeowner and condominium policies from July 1, 1996 until February 15, 1997. The decline in units slowed in 1997 to 28.0% and 8.6% for the first six months and the second quarter, respectively, as many of its remaining homeowners renewed their policies with the Company.

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

UNDERWRITING RESULTS

Premium revenue and underwriting results for the Company's insurance programs were as follows:


                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                             --------------------------   ------------------------
                                 1997         1996           1997         1996
                                 ----         ----           ----         ----
                                             (AMOUNTS IN THOUSANDS)
Gross Premiums Written
      Automobile              $  222,016   $  226,785     $  440,783   $  463,080
      Homeowners and Condo        15,999       16,919         24,604       31,896
      PELP                           617          616          1,110        1,091
                              ----------   ----------     ----------   ----------
      Total                   $  238,632   $  244,320     $  466,497   $  496,067
                              ----------   ----------     ----------   ----------
                              ----------   ----------     ----------   ----------

Net Premiums Earned
      Automobile              $  194,917   $  212,200     $  387,305   $  431,923
      Homeowners and Condo             -       12,675          2,392       25,383
      PELP                           190          193            379          390
                              ----------   ----------     ----------   ----------
      Total                   $  195,107   $  225,068     $  390,076   $  457,696
                              ----------   ----------     ----------   ----------
                              ----------   ----------     ----------   ----------

Underwriting Profit (Loss)
      Automobile              $  41,259     $  28,630     $   65,807    $  49,134
      Homeowners and Condo       (8,835)        2,131         (9,092)       1,903
      PELP                          184           239            364          455
                              ----------    ----------    ----------   ---------
      Total                   $  32,608     $  31,000     $   57,079    $  51,492
                              ----------    ----------    ----------   ----------
                              ----------    ----------    ----------   ----------

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

Net premiums earned for the second quarter decreased 13.3% to $195.1 million compared to the second quarter of 1996. The net decline of $30.0 million includes the effects of higher average vehicles in force of approximately $3.3 million, net reductions in auto rates of approximately $20.6 million and a reduction of $12.7 million in homeowner and condominium premiums due to non-renewals and ceded reinsurance premiums.

Automobile

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. Approximately 50% of the Company's insured autos are located in Los Angeles County; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in Northern California and San Diego County.

The Company's voluntary automobile program realized record underwriting profits of $41.8 million for the three months ended June 30, 1997 compared to $28.7 million for the comparable 1996 period. Underwriting profits for the first half of the year were $66.8 million compared to $49.1 million in the prior year. The improvement came despite decreases in gross premiums written of 4.0% and 6.5% in the second quarter and six months ended June 1997, respectively, versus the same periods last year. The impact of relatively dry weather, a continued strong decline in claim frequencies and severities and the attraction and retention of a higher percentage of more profitable, preferred customers all contributed to the improvement in underwriting results.

While a growth in business generally indicates the need for an increase in incurred but not reported (IBNR) reserves, favorable development in older case reserves and the lower severity of new claims

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES have resulted in the Company making a smaller provision for IBNR reserves than in the past, favorably impacting the underwriting results.

Assigned Risk units produced underwriting losses of $515,000 and $952,000 in the three and six month periods ending June 30, 1997, respectively, compared to underwriting losses of $40,000 and $303,000 for comparable periods in 1996. The increased underwriting losses reflect a 94.6% rise in the number of Assigned Risk vehicles over the same period last year, as new mandatory insurance enforcement legislation became effective January 1, 1997.

Homeowners and Condominium

In December 1996, the Company was granted authority to offer renewals on its existing homeowner policies beginning February 15, 1997. This renewal business is covered in full by quota share reinsurance agreements with three reinsurers, as follows:


REINSURER                                                               PARTICIPATION
---------                                                               -------------
National Union Fire Insurance Co.  of Pittsburgh, PA (AIG subsidiary)        50%

United States Fidelity & Guaranty Company                                    25%

Risk Capital Reinsurance Company                                             25%



Earthquake coverage, which the Company is obliged to offer in conjunction with its homeowner policies, is provided through a subsidiary of AIG; no earthquake exposures are assumed by the Company. As of June 30, 1997, more than 55,000 policies had been renewed, which is

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES approximately 86.5% of those eligible. Homeowners and condominium policies in force on June 30, 1996 or renewed before July 23, 1996 (which do not include earthquake coverage) were ceded in full at equal percentages to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage is effective until the underlying policies expire or are renewed.

Because of the reinsurance agreements in place, the Company's exposure under these programs is limited and primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $8.8 million and $9.1 million for the second quarter and six months ending June 30, 1997, respectively, compared to underwriting profits of $2.1 million and $1.9 million for the same periods in 1996. The 1997 underwriting losses reflect the provision for punitive damages on an earthquake-related lawsuit recorded in June, as previously mentioned. As a result of the 100% quota share agreements entered into as of July 1, 1996 and February 15, 1997, the Company's exposure to weather-related and disaster claims has been significantly reduced.

Personal Excess Liability

Units in force increased nominally from June 30, 1996 to June 30, 1997.
Gross premiums written remained flat in the second quarter of 1997 compared to that of 1996 and increased slightly in the six month period ended June 30, 1997 compared to the prior year. Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. Personal Excess Liability business is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES

Policy Acquisition and General Operating Expenses

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses for the second quarter and six months ending June 30, 1997 decreased by $1.9 million (9.0%) and $4.8 million (11.7%), respectively, compared to the same periods in 1996. These decreases reflect a reduction in general operating expenses due to the decline in the number of units in force and steps taken to achieve operating cost efficiencies, as well as a benefit from the ceding commission earned on reinsurance. Ceding commissions accounted for approximately $1.1 million and $1.8 million of the reduction in underwriting expenses in the second quarter and six months ending June 30, 1997, respectively, compared to the same periods a year ago.

The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the second quarter and six months ended June 1997 was 9.7% and 9.4%, respectively, compared to 9.3% and 9.0%, respectively, for the same periods in 1996. The increase in the expense ratios is mainly due to the decline in premiums earned.

INVESTMENT INCOME

Net pre-tax investment income decreased 2.0% and 3.3% during the second quarter and six months ended June 1997, respectively, compared to the same periods in 1996. Average invested assets decreased 3.5% and 4.0% for the second quarter and six month periods ended June 30, 1997, respectively, as compared to the same periods last year, primarily due to the decline in premiums

                      20th CENTURY INDUSTRIES AND SUBSIDIARIES written and the payment of earthquake-related claims. The average annual pre-tax yield on invested assets for the three and six month periods ended June 30, 1997 was 6.8% and 6.7%, respectively, compared to 6.7% and 6.6%, respectively, for the same periods of 1996.

Realized gains on sales of investments decreased in the first six months of 1997 to $1.5 million from $3.9 million for the same period of 1996. Realized gains for the second quarter of 1997 decreased to $471,000 from $1.3 million for the same period last year. Unrealized after-tax gains on investments decreased $5.1 million since December 31, 1996 to a net unrealized after-tax loss of $2.2 million as of June 1997, primarily because of unfavorable conditions in the bond market.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 1997.

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





                                        20TH CENTURY INDUSTRIES
                                        -----------------------
                                              (Registrant)




Date   August 8, 1997                            /s/ William L. Mellick
    -----------------                       _______________________________

                                                     WILLIAM L. MELLICK
                                           President and Chief Executive Officer



Date   August 8, 1997                           /s/ Robert B. Tschudy
    -----------------                      __________________________________

                                                    ROBERT B. TSCHUDY
                                                Senior Vice President and
                                                 Chief Financial Officer