Form 10-Q
period 1997-09-30
20TH CENTURY INDUSTRIES
filed 1997-11-12
CIK 100331

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter  Ended  September 30, 1997             Commission File Number 0-6964

                              20TH CENTURY INDUSTRIES
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


CALIFORNIA                                                            95-1935264
--------------------------------------------------------------------------------
(State or  other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)

Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California          91367
--------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code               (818) 704-3700
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

YES    X            NO
    --------           --------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at October 23, 1997
Common Stock,  Without Par Value                        51,629,861 shares

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                             A S S E T S

                                                            September 30,  December 31,
                                                                 1997          1996
                                                                 ----          ----
                                                              (Unaudited)
                                                                (Amounts in thousands)
Investments, available-for-sale, at fair value:
    Fixed maturities -  Note 3                                $  1,065,907   $  1,063,703
    Equity securities                                                1,709            925
                                                              ------------   ------------
      Total investments                                          1,067,616      1,064,628

Cash and cash equivalents                                           45,505         18,078
Accrued investment income                                           19,859         18,549
Premiums receivable                                                 77,187         71,308
Reinsurance receivables and recoverables                            72,594         79,183
Prepaid reinsurance premiums                                        39,682         33,020
Deferred income taxes - Note 4                                     140,980        190,857
Deferred policy acquisition costs                                   10,441          9,127
Other assets                                                        30,282         29,005
                                                              ------------   ------------
                                                              $  1,504,146   $  1,513,755
                                                              ------------   ------------
                                                              ------------   ------------

See accompanying notes to financial statements.

                          20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS (continued)

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,   December 31,
                                                                   1997           1996
                                                                   ----           ----
                                                               (Unaudited)
                                                 (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses                      $  450,781     $  543,529
Unearned premiums                                                  248,250        231,141
Bank loan payable                                                  168,750        175,000
Claims checks payable                                               31,879         36,445
Reinsurance payable                                                 21,977         19,730
Other liabilities                                                   17,371         20,203
                                                                ----------     ----------
    Total liabilities                                              939,008      1,026,048
                                                                ----------     ----------
Stockholders' equity
    Capital stock
      Preferred stock, par value $1.00 per
       share; authorized 500,000 shares,
       none issued

      Series A convertible preferred stock,
       stated value $1,000 per share,
       authorized 376,126 shares, out-
       standing 224,950 in 1997 and 1996                           224,950        224,950

      Common stock without par value;
       authorized 110,000,000 shares, out-
       standing 51,629,861 in 1997 and
       51,520,006 in 1996                                           70,973         70,263

      Common stock warrants                                         16,000         16,000
    Unrealized investment gains, net                                11,840          2,820
    Retained earnings                                              241,375        173,674
                                                                ----------     ----------
       Total stockholders' equity                                  565,138        487,707
                                                                ----------     ----------
                                                              $  1,504,146   $  1,513,755
                                                                ----------     ----------
                                                                ----------     ----------

See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                           --------------------------------  -------------------------------
                                                    1997            1996          1997           1996
                                                    ----            ----          ----           ----
                                                      (Amounts in thousands, except per share data)

REVENUES:

Net premiums earned                              $  197,676     $  204,755     $  587,752     $  662,451
Net investment income                                18,612         17,770         54,847         55,235
Realized investment gains                             1,452          2,642          2,995          6,540
                                                 ----------     ----------     ----------     ----------
                                                    217,740        225,167        645,594        724,226

LOSSES AND EXPENSES:

Net losses and loss adjustment expenses             143,238        165,746        439,681        530,572
Policy acquisition costs                             10,590          8,830         31,202         25,319
Other  operating expenses                             9,887         10,143         25,828         35,031
Loan interest and fees expense                        3,256          3,645          9,871         10,693
                                                 ----------     ----------     ----------     ----------
                                                    166,971        188,364        506,582        601,615
                                                 ----------     ----------     ----------     ----------
Income before federal income taxes                   50,769         36,803        139,012        122,611

Federal income taxes - Note 4                        17,551         12,458         47,415         40,755
                                                 ----------     ----------     ----------     ----------
NET INCOME                                        $  33,218      $  24,345      $  91,597      $  81,856
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
EARNINGS PER COMMON SHARE - NOTE 2

PRIMARY                                             $  0.46        $  0.33        $  1.27       $  1.14
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
FULLY DILUTED                                       $  0.41        $  0.31        $  1.12       $  1.04
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

See accompanying notes to financial statements.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                           Nine Months Ended September 30, 1997
                                                ----------------------------------------------------------
                                                 Convertible
                                                  Preferred    Common                 Unrealized
                                                    Stock      Stock       Common     Investment
                                                $1 Par Value   Without      Stock        Gains,   Retained
                                                  Per Share   Par Value    Warrants       Net     Earnings
                                                ------------  ---------  ----------   ----------  --------
                                                                   (Amounts in thousands)
Balance at January 1, 1997                      $   224,950   $  70,263  $  16,000     $   2,820  $173,674

    Net Income                                                                                      91,597

    Cash dividends declared                                                                        (22,927)

    Other                                                           710                    9,020      (969)
                                                ------------  ---------  ----------   ----------  --------
Balance at September 30, 1997                   $   224,950   $  70,973  $  16,000     $  11,840  $241,375
                                                ------------  ---------  ----------   ----------  --------
                                                ------------  ---------  ----------   ----------  --------

  See accompanying notes to financial statements.

                      20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                   1997          1996
                                                                   ----          ----
                                                                      (Unaudited)
                                                                 (Amounts in thousands)
OPERATING ACTIVITIES:

Net Income                                                       $  91,597      $  81,856

Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:

Provision for depreciation and amortization                          4,013          3,721
Provision for deferred income taxes                                 45,020         38,022
Realized gains on sale of investments                               (2,995)        (6,540)
Federal income taxes                                                 1,098           (931)
Reinsurance balances                                                 2,175        (40,697)
Unpaid losses and loss adjustment expenses                         (92,748)       (70,442)
Unearned premiums                                                   17,109        (41,357)
Claims checks payable                                               (4,565)       (10,232)
Other                                                               (7,671)        19,748
                                                                 ---------     ----------
    NET CASH  PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                       $  53,033     $  (26,852)

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   1997            1996
                                                                   ----            ----
                                                                       (Unaudited)
                                                                  (Amounts in thousands)
INVESTING ACTIVITIES:

  Investments available-for-sale:
    Purchases                                                  $  (526,819)   $  (389,759)
    Called or matured                                                4,300         16,519
    Sales                                                          536,137        397,632
  Net purchases of property and equipment                          (10,047)        (2,535)
                                                               -----------    -----------
    NET CASH PROVIDED BY
     INVESTING ACTIVITIES                                            3,571         21,857

FINANCING ACTIVITIES:

   Bank loan principal repayment                                    (6,250)           -
   Dividends paid                                                  (22,927)       (15,185)
                                                               -----------    -----------
    NET CASH USED IN
     FINANCING ACTIVITIES                                          (29,177)       (15,185)
                                                               -----------    -----------
   Net increase (decrease) in cash and cash equivalents             27,427        (20,180)

   Cash and cash equivalents, beginning of year                     18,078         50,609
                                                               -----------    -----------
   Cash and cash equivalents, end of quarter                     $  45,505      $  30,429
                                                               -----------    -----------
                                                               -----------    -----------

     See accompanying notes to financial statements.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1996.

2. Earnings Per Common Share

Earnings per common share are computed using the weighted average number of common share equivalents outstanding during the respective periods utilizing the modified treasury stock method in accordance with APB Opinion No. 15, "Earnings Per Share." The primary weighted average number of common share equivalents was 61,578,857 and 60,382,306 for the three and nine months ended September 30, 1997, respectively, and 58,094,200 and 58,739,877 for the three and nine months ended September 30, 1996, respectively. The fully diluted weighted average number of common share equivalents was 81,961,139 and 81,914,689 for the three and nine months
ended September 30, 1997, respectively, and 79,113,330  and   79,106,858
for the

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

2. Earnings Per Common Share (continued)

three and nine months ended September 30, 1996, respectively. The primary and fully diluted earnings per share amounts reflect a complex capital structure in which securities exist that allow for the acquisition of additional common stock through the exercise of conversion rights in these securities. Under the modified treasury stock method, the number of primary and fully diluted common share equivalents deemed to be outstanding generally tends to rise or fall with the market price of the underlying stock.

3.  Investments

The amortized cost, gross unrealized gains and losses, and fair values of fixed maturities as of September 30, 1997 are as follows:

                                                                     Gross          Gross
                                                  Amortized        Unrealized      Unrealized    Fair
                                                     Cost             Gains          Losses      Value
                                                  ---------        ----------      ----------    -----
                                                                     (Amounts in thousands)
     U.S. Treasury securities and
         obligations of U.S. government
         corporations and agencies                $    2,776        $    47         $   32     $    2,791

     Obligations of states and political
         subdivisions                                 47,329          2,672             15         49,986

     Public Utilities                                176,662          2,287            468        178,481

     Corporate Securities                            822,382         13,789          1,522        834,649
                                                  ----------        -------         ------     ----------
     Total Fixed Maturities                       $1,049,149        $18,795         $2,037     $1,065,907
                                                  ----------        -------         ------     ----------
                                                  ----------        -------         ------     ----------

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

4. Income Taxes

Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of September 30, 1997, the Company has a net operating loss carryforward of approximately $290,000,000 and $155,000,000 for regular and alternative minimum tax purposes, respectively, and an alternative tax credit carryforward of $13,605,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

Federal income tax expense consists of:

                                 Nine Months Ended September 30,
                                 -------------------------------
                                       1997            1996
                                       ----            ----
                                      (Amounts in thousands)

     Current tax expense            $   2,395      $   2,733
     Deferred tax expense              45,020         38,022
                                    ---------      ---------
                                    $  47,415      $  40,755
                                    ---------      ---------
                                    ---------      ---------

5.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by a simpler calculation called "basic" earnings per share. This calculation will exclude all common stock equivalents and other dilutive securities (i.e. options, warrants and convertible instruments). Under the new standard, basic earnings per share would be $0.55 and $0.37 for the quarters ending September 30, 1997 and 1996, respectively, and $1.48 and $1.30, respectively,

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

5.  New Accounting Standard (continued)

for the nine month periods then ended. Under the new requirements, "diluted" earnings per share will replace the existing fully diluted earnings per share calculation. The new diluted earnings per share will include the effect of all dilutive instruments if they meet certain requirements. Under the new standard, diluted earnings per share would be $0.41 and $0.31 for the quarters ended September 30, 1997 and 1996, respectively, and $1.12 and $1.04, respectively, for the nine month periods then ended.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's strong performance in the first nine months of 1997 reinforced the turnaround in unit growth in the core automobile business that began in the last quarter of 1996. The number of written vehicles increased by 55,233 in the first nine months of 1997 compared to a decrease of 54,338 for the same period of 1996. As of September 30, 1997, the Company's insurance sub-sidiaries had a combined statutory surplus of $543.2 million, and a net written premium to surplus ratio of 1.5:1. In addition, during the third quarter, the Company announced its intention to expand its automobile insurance business into three additional states -- Nevada, Oregon and Washington.

Strong unit growth in the auto business remains the Company's priority for 1997. Through its aggressive marketing efforts and the introduction of rating plans that offer lower rates to its more profitable preferred customers and higher rates for drivers deemed to represent greater risks, the Company expects to achieve a more profitable customer mix of new business. Thus far, the Company's strategy for growth, as well as continued downward trends in the frequency and severity of claims, is producing the desired results: the combined ratio for the first nine months of 1997 was 84.5 versus 89.2 for the same period last year.

As of February 15, 1997, the Company began offering renewal of policies for 68,000 homeowner insurance customers. The Company is complying with California's requirement to offer earthquake coverage to those customers through a separate residential earthquake insurance policy underwritten and issued by American Home Assurance Company, a subsidiary of American International Group, Inc. (AIG). While the Company is not currently authorized to offer homeowner insurance to new customers, continuing requests from current auto policy customers and other California residents make this an important strategic goal. Authority to sell new homeowner policies requires the approval of the California Insurance Commissioner. The Company has initiated discussions to

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES obtain that authorization. The Company's reentry into the homeowners market is intended to complement its auto business and facilitate growth in that line. All the risks associated with these homeowner policies have been ceded to reinsurers since July 1, 1996.

The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

Invested assets as of September 30, 1997 were $1.1 billion. All investments in fixed maturities are investment grade. Of the Company's total investments at September 30, 1997, 2.3% at fair value were invested in tax-exempt state and municipal bonds and 97.7% were invested in taxable government, corporate and municipal securities.

Loss and loss expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash require-ments. Cash flow from operations was more than sufficient to fund loss payments in the first nine months of 1997.

At October 1, 1997, the Company has a variable rate credit line available of $157.5 million, all of which is outstanding. Presently, interest is paid monthly; interest payments in 1997 totaled $10.2 million.

At September 30, 1997, the Company had $225 million of preferred stock outstanding, bearing dividends of 9% per year payable quarterly in cash or in kind. Cash dividends of $15,184,125 were paid on the preferred stock in the first nine months of 1997.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law.

In August 1996, 20th Century Insurance Company of Arizona began writing private passenger auto-mobile policies in that state. As of September 30, 1997, insured vehicles totaled 9,243, an increase of 207.5% over the total at December 31, 1996. 20th Century Insurance Company of Arizona is a joint venture owned 51% by AIG and 49% by 20th Century Industries. The Company's investment in 20th Century Insurance Company of Arizona, (the operations of which, to date, have not been material), is accounted for by the equity method. The statistical and other information presented below do not include the activities of 20th Century Insurance Company of Arizona.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

UNITS IN FORCE

Units in force for the Company's insurance programs as of September 30 were as follows:

                                                      1997           1996
                                                      ----           ----
Private Passenger Automobile
     (number of vehicles)                           1,066,842      1,006,669

Homeowner and Condominium
      (number of policies)                             61,850        130,048

Personal Excess Liability
      (number of policies)                             10,914         10,308
                                                    ---------      ---------
Total                                               1,139,606      1,147,025
                                                    ---------      ---------
                                                    ---------      ---------

The overall decrease in units in force of less than 1% is attributable to the decrease in homeowners and condominium policies, offset by an increase in vehicles insured.

The Company's voluntary auto units in force increased by 5.4% compared to a year ago from 999,745 units in force at September 30, 1996 to 1,053,779 units in force at September 30, 1997. Voluntary auto units grew 49,017 (4.9%) in the nine months ended September of 1997, 12,880 (1.2%) of which occurred in the third quarter. This compared favorably to a decline in units of 53,058 (5.0%) for the first nine months of 1996 and 10,577 (1.0%) for the third quarter of 1996. The growth in units in force met the Company's expectations and is the result of an aggressive marketing campaign, rate reductions implemented in 1996 and, to some extent, new legislation to
enforce the state's mandatory insurance law.   The Company expects to
continue this growth pattern through increased advertising, including a new television advertising campaign, and through the implementation of another 3.2% overall rate reduction starting in the fourth quarter of 1997.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Assigned Risk units increased by 88.7% from the same period a year ago, from 6,924 units in force at September 30, 1996 to 13,063 units in force at September 30, 1997. The overall increase in Assigned Risk units was an expected response to the new legislation.

Units in force for the Company's homeowner and condominium programs declined by 52.4% between September 30, 1996 and September 30, 1997 primarily because the Company was required by the California Department of Insurance to non-renew homeowner and condominium policies from July 1, 1996 until February 15, 1997. The decline in units slowed in 1997 to 30.5% and 3.4% for the first nine months and the third quarter, respectively, as many of its remaining homeowners renewed their policies with the Company.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

UNDERWRITING RESULTS

Premium revenue and underwriting results for the Company's insurance programs were as follows:

                                            Three Months Ended September 30, Nine Months Ended September 30,
                                            -------------------------------- -------------------------------
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
                                                                  (Amounts in thousands)
Gross Premiums Written
     Automobile                                   $  220,429     $  217,789     $  661,213     $  680,869
     Homeowners and Condo                              1,852          1,663         26,455         33,559
     PELP                                                702            581          1,812          1,672
                                                  ----------     ----------     ----------     ----------
     Total                                        $  222,983     $  220,033     $  689,480     $  716,100
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Net Premiums Earned
     Automobile                                   $  197,481     $  204,563     $  584,787     $  636,486
     Homeowners and Condo                                  -              -          2,392         25,383
     PELP                                                195            192            573            582
                                                  ----------     ----------     ----------     ----------
     Total                                        $  197,676     $  204,755     $  587,752     $  662,451
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Underwriting Profit (Loss)
     Automobile                                    $  36,050      $  19,663     $  101,858      $  68,797
     Homeowners and Condo                             (2,108)           133        (11,200)         2,036
     PELP                                                 20            242            383            697
                                                  ----------     ----------     ----------     ----------
     Total                                         $  33,962      $  20,038      $  91,041      $  71,530
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Net premiums earned for the third quarter decreased 3.5% to $197.7 million compared to the third quarter of 1996. The net decline of $7.1 million includes the effects of higher average vehicles in force of approximately $9.7 million, offset by net reductions in auto rates of approximately $16.8 million.

Automobile

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. Approximately 50% of the Company's insured autos are located in Los Angeles County; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in Northern California and San Diego County.

The Company's voluntary automobile program realized underwriting profits of $36 million for the three months ended September 30, 1997 compared to $19.8 million for the comparable 1996 period. Underwriting profits for the first three quarters of 1997 were $102.7 million compared to $69.2 million in the prior year. The improvement came despite a relatively small 1.2% increase in gross premiums written in the third quarter and a decrease in gross premium written of 4.1% in the nine months ended September 1997, versus the same periods last year. The impact of relatively dry weather, a continued strong decline in claim frequencies and severities and the attraction and retention of a higher percentage of more profitable, preferred customers all contributed to the improvement in underwriting results.

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

Assigned Risk units produced an underwriting gain of $84,000 and an underwriting loss of $868,000 in the three and nine month periods ending September 30, 1997, respectively, compared to underwriting losses of $101,000 and $419,000 for comparable periods in 1996. The year-to-date increase in underwriting losses reflects an 88.7% rise in the number of Assigned Risk vehicles over the same period last year, as new mandatory insurance enforcement legislation became effective January 1, 1997.

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

Earthquake coverage, which the Company is obliged to offer in conjunction with its homeowner policies, is provided through a subsidiary of AIG; no earthquake exposures are assumed by the Company. As of September 30, 1997, more than 61,000 policies had been renewed, which is

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES approximately 85.8% of those eligible. Homeowners policies in force on June 30, 1996 or renewed before July 23, 1996 (which do not include earthquake coverage) were ceded in full at equal percentages to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage was effective until the underlying policies expired or were renewed.

Because of the reinsurance agreements in place, the Company's exposure under these programs is limited and primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $2.1 million and $11.2 million for the third quarter and nine months ending September 30, 1997, respectively, compared to underwriting profits of $132,000 and $2.0 million for the same periods in 1996. As a result of the 100% quota share agreements entered into as of July 1, 1996 and February 15, 1997, the Company's exposure to weather-related and disaster claims has been significantly reduced.

Personal Excess Liability

Units in force increased nominally from September 30, 1996 to September 30, 1997. Gross premiums written increased by 20.7% in the third quarter of 1997 compared to that of 1996 and by 8.4% in the nine month period ended September 30, 1997 compared to the prior year. Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. Personal Excess Liability business is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Policy Acquisition and General Operating Expenses

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses for the third quarter and nine months ending September 30, 1997 increased by $1.5 million (7.9%) and $3.3 million (5.5%), respectively, compared to the same periods in 1996. These increases reflect an increase in general operating expenses due to the increase in the number of auto units in force. The rise in general operating expenses was partly offset by ceding commissions earned on reinsurance.

The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the third quarter and nine months ended September
1997 was 10.3% and 9.7%, respectively, compared to 9.2% and 9.1%, respectively, for the same periods in 1996. The increase in the expense ratios is mainly due to the decline in premiums earned coupled with a reduction in ceding commissions earned on homeowner reinsurance as compared to the prior year, and an increase in marketing expenses in the third quarter.

INVESTMENT INCOME

Net pre-tax investment income increased 4.8% during the third quarter and decreased 1% during the nine months ended September 1997, compared to the same periods in 1996. Average invested assets remained unchanged for the third quarter and decreased 2.7% for the nine month period

                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES ended September 30, 1997, as compared to the same periods last year, primarily due to the decline in premiums written.

The average annual pre-tax yield on invested assets for the three and nine month periods ended September 30, 1997 was 6.8% and 6.7%, respectively, compared to 6.4% and 6.6%, respectively, for the same periods of 1996.

Realized gains on sales of investments decreased in the first nine months of 1997 to $3.0 million from $6.5 million for the same period of 1996. Realized gains for the third quarter of 1997 decreased to $1.5 million from $2.6 million for the same period last year. Unrealized after-tax gains on investments increased $9.0 million since December 31, 1996 to a net unrealized after-tax gain of $11.8 million as of September 1997, primarily because of favorable conditions in the bond market.

                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         20TH CENTURY INDUSTRIES
                                         -----------------------
                                               (Registrant)


Date     November 11, 1997                 /s/ William L. Mellick
     ---------------------------       ----------------------------------
                                              WILLIAM L. MELLICK
                                       President and Chief Executive Officer


Date     November 11, 1997                  /s/ Robert B. Tschudy
     ---------------------------       ----------------------------------
                                               ROBERT B. TSCHUDY
                                          Senior Vice President and
                                           Chief Financial Officer