Form 10-K
period 1997-12-31
20TH CENTURY INDUSTRIES
filed 1998-03-31
CIK 100331

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                 ____________________
                                      FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                          1934

For the fiscal year ended December 31, 1997        Commission File Number 0-6964

                              20TH  CENTURY INDUSTRIES
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     CALIFORNIA                                         95-1935264
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                           number)

    Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California        91367
-------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (818) 704-3700

            SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
            ------------------------------------------------------------
                          COMMON STOCK, WITHOUT PAR VALUE
                          -------------------------------
                                  (Title of Class)

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

                         YES__X___ NO______

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on March 19, 1998 as reported by the New York Stock Exchange, was approximately $1,167,000,000.

On March 19, 1998, the registrant had outstanding 51,695,379 shares of common stock, without par value, which is the Company's only class of common stock.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on May 19, 1998, are incorporated herein by reference into Part III hereof.

                              20TH CENTURY INDUSTRIES

                            1997 FORM 10-K ANNUAL REPORT
                                 Table of Contents


                                      Part I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . .           3

Item  2.  Properties . . . . . . . . . . . . . . . . . . . .          21

Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . .          22

Item 4.   Submission of Matters to a Vote of
                   Security Holders. . . . . . . . . . . . .          22

                                     Part II

Item  5.  Market for Registrant's Common Stock and
                   Related Stockholder Matters . . . . . . .          23

Item  6.  Selected Financial Data. . . . . . . . . . . . . .          24

Item  7.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations. . . . . . . . . . . . . . . .          28

Item  8.  Financial Statements and  Supplementary
                   Data. . . . . . . . . . . . . . . . . . .          39

Item  9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial
                   Disclosure. . . . . . . . . . . . . . . .          70

                                   PART III

Item  10. Directors and Executive Officers of the
                    Registrant . . . . . . . . . . . . . . .          70

Item  11. Executive Compensation . . . . . . . . . . . . . .          70

Item  12. Security Ownership of Certain Beneficial
                    Owners and Management. . . . . . . . . .          70

Item  13. Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . .          70

                                   PART IV

Item  14. Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K . . . . . . . . . .          71

          Signatures . . . . . . . . . . . . . . . . . . . .          79

                                       PART I


ITEM 1.  BUSINESS

GENERAL

     20th Century Industries is an insurance holding company founded in 1956 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 20th Century Industries and its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, both of which are incorporated in California as property and casualty insurance companies and licensed in California, Nevada, Oregon and Washington. The Common Stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW."

    The Company, through its subsidiaries, directly markets and underwrites private passenger automobile, homeowners and personal excess liability insurance. As a direct response writer, the Company has gained a reputation for excellent customer service and being among the most efficient and low cost providers of personal insurance in the markets it serves.

    Historically, the Company's business has been concentrated in Southern California, principally the greater Los Angeles and Orange County areas. In the mid 1980's, however, the Company began expanding into the San Diego area, and in the early 1990's, the Northern California area. In August 1996, 20th Century Insurance Company of Arizona ("20th of Arizona") began writing private passenger automobile insurance in that state. 20th of Arizona is a joint venture between the Company, which owns a 49% interest, and American International Group, Inc. ("AIG"), which owns a 51% interest. AIG currently owns the largest single outstanding equity interest in the Company (see Note 17 to the Consolidated Financial Statements in Item 8 herein). The Company is currently in the process of completing the regulatory requirements to begin writing private passenger automobile insurance later in 1998 in Nevada, Oregon and Washington.

    The Company began providing homeowners insurance in 1982 and condominium insurance in 1989. A portion of policies issued or renewed prior to July 23, 1994 included optional earthquake coverage endorsements. In the wake of the Northridge Earthquake which occurred in the San Fernando Valley area of Southern California on January 17, 1994, the Company's writings in these lines were significantly reduced in the period 1994 to 1997. In compliance with an order by the California Department of Insurance in June 1994, the Company immediately began to non-renew earthquake coverage endorsements and to cease writing new homeowner and condominium policies. The order also required the Company to begin non-renewing all homeowner and condominium policies effective July 23, 1996.

     In late 1996, the Company obtained permission to renew its remaining homeowner policies effective February 15, 1997. As of that date, approximately 68,000 homeowner insurance policies remained in force. The condominium program was fully discontinued as of July 23, 1997. The Company is complying with California's requirement to offer earthquake coverage to its remaining homeowner customers through a separate residential earthquake insurance policy underwritten and issued by American Home Assurance Company, a subsidiary of AIG. The Company is not currently authorized by the California Insurance Commissioner to offer homeowner insurance to new or former customers. Although the Company has initiated discussions to obtain that authorization, it is unable to predict if or when the California Insurance Commissioner will grant the Company's request. The Company's reentry into the homeowners market is a strategy intended to complement its auto business and facilitate growth in that line.


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

    The homeowners program utilizes an extended replacement cost policy, thereby limiting loss to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provide for a minimum dwelling amount of $50,000 and a maximum dwelling amount of $500,000. Personal liability coverage limits of $100,000, $200,000 and $300,000 are available.

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

MARKETING

    The Company markets and writes its policies directly to customers without utilizing or engaging outside agents or brokers. The Company uses direct mail, print, radio, television and internet advertising to market its policies. Quotes may be requested 24 hours a day, 7 days a week through a convenient toll-free 800 number. Traffic to the Company's internet site (http://www.20thCenturyInsurance.com) continues to escalate, offering visitors an additional way to request a rate quotation, amend their policy or obtain other information about the Company.

    Throughout 1997, the Company actively advertised in California's major metropolitan markets (Los Angeles and Orange Counties, the Inland Empire, the Bay Area, San Diego and Sacramento) and also expanded its marketing efforts into the Central Valley areas of Fresno and Bakersfield. Requests for automobile quotations increased 24% over the prior year while the number of vehicles for which applications were received increased 45%.

    The Company continues to increase penetration in the Sacramento and Bay Area markets, generating approximately 93% more new business from these two markets in 1997 than in 1996. Approximately 47% of all new business written in 1997 came from outside the Los Angeles/Orange County areas.

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

     The Company is required to offer insurance to any California prospect who meets the statutory definition of a "Good Driver." This definition includes all drivers who have been licensed more than three years and have had no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and certain at-fault accidents.

    The Company reviews many of its automobile policies prior to the time of renewal and as changes occur during the policy period. The customer may contact the Company to make changes, such as the addition or deletion of drivers or vehicles, changes in the classification of drivers or usage of vehicles, changes in garaging location and changes in coverages or limits. Some mid-term changes may result in premium adjustments and some may result in the policy being re-underwritten and eventually not renewed because of a substantial increase in hazard.

    With respect to the homeowners renewal program which started on February 15, 1997, underwriting procedures include a review of claims and identification of changes in circumstances that may warrant premium adjustments or cancellation of coverage in case of a substantial increase in risk.

SERVICING OF BUSINESS


     The Company continues to adapt its technological capabilities in keeping with its business strategies. Computerized systems provide the information resources, telecommunications and data processing capabilities which support the business and technical needs of the Company. In addition to providing ongoing support, the systems provide the strategic capabilities necessary to manage the Company's business. During 1997, the Company began the process of significantly upgrading its technology infrastructure and replacing aging information systems with newer, more flexible capabilities. This transition will take several years to complete. Upon completion of that transition in early 1999, the Company believes that all systems requiring modifications will be "Year 2000" compliant, before any material errors could occur.

CLAIMS

    Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel and management of the settlement process. Whenever possible, physical damage claims are handled through the use of Company drive-in claims facilities, vehicle inspection centers and Direct Repair Program providers. The claims management staff administers the claims settlement process and directs the work of the legal and adjuster personnel involved in that process. Each claim is carefully analyzed to provide for fair loss payments, to comply with the Company's contractual obligations and to manage loss adjustment expenses. Liability and property damage claims are handled by specialists in each area.

    The Company utilizes its legal staff to handle most aspects of claims litigation, including trial, from offices in Brea, Ontario, Long Beach, San Diego and Woodland Hills. Staff attorneys handle approximately 74% of all lawsuits. Suits which may involve a conflict of interest are assigned to outside counsel.

    Recognizing the need to provide its customers with convenient, local service, the Company has established eleven Division Service Offices in Los Angeles, Orange, San Diego and Ventura Counties and the San Francisco Bay Area. Each Division Service Office is a full service center, normally staffed with between seventy-five and one hundred employees who provide complete claims services from initial investigation to final conclusion.

    The Company makes extensive use of its Direct Repair Program ("DRP") to expedite the repair process. The program involves agreements between the Company and over 110 independent repair facilities throughout California. The Company agrees to accept the estimate for damages prepared by the repair facility without requiring each vehicle to be inspected by staff adjusters. The facilities selected undergo a screening process before being accepted, and the Company maintains an aggressive reinspection program to assure quality results; the Company's reinspection team visits a minimum of 30% of all repair facilities each month. The customer benefits by getting the repair process started faster, and the repairs are guaranteed for as long as the customer owns the vehicle.
The Company benefits by not incurring the overhead expense of a larger staff of appraisers and by negotiating repair rates it believes are beneficial. Currently, over 30% of all damage repairs are handled using the DRP method.

    The Specialty Division is comprised of three vehicle inspection centers located in Los Angeles and Orange Counties. Each vehicle inspection center is staffed with between fifteen and twenty employees who handle total losses, total thefts and vehicles which are not driveable.

    The Claims Services Division employs approximately 100 people who are responsible for subrogation, medical payment claims and workers' compensation claims arising under the homeowner policy.

    The Company also maintains a Special Investigations Unit with approximately 40 personnel who investigate suspected fraudulent claims. The Company believes its efforts in this area have been responsible for saving several million dollars annually.

    The Homeowners Division processes all homeowner property claims on a regional basis and is made up of two units of approximately fifteen employees each. The units are located in Brea and Woodland Hills.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The Company establishes reserves, or liabilities, at each accounting date for losses and loss adjustment expenses arising from claims, both reported and unreported, which have been incurred but which remain to be paid. Such reserves are estimates, as of a particular date, of the amount the Company will ultimately pay, net of any recoverable salvage and subrogation, for claims incurred as of the accounting date.

    "Case basis" reserves are established for bodily injury liability and uninsured motorist claims which are either expected to exceed $15,000 or are older than two years. Such case reserves are based on the specific circumstances, merits and relevant contractual policy provisions of the claim.

    Case reserves for other bodily injury and uninsured motorists claims and for all other coverages are established at an average case reserve value. These average values are based on a periodic review of recent claims payments for each coverage.

    The Company supplements the case basis reserve estimates with bulk loss reserves estimated using actuarial methodologies. These reserves are designed to provide for claims incurred but not reported to or recorded by the Company as of the accounting date ("IBNR"), changes over time in case reserve estimates, and loss adjustment expenses which include estimates of the legal and other costs of settling claims. The actuarial estimates utilize the Company's own historical loss experience and are reviewed each quarter. The effects of inflation are implicitly considered in the actuarial estimates, and the Company does not discount its reserves to present value for financial reporting purposes.

    Reserve estimates are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any adjustments resulting therefrom are reflected in earnings currently.

    A rollforward of loss and loss adjustment expense reserves, including the effects of reserve changes, loss payments, and reinsurance for each of the three years in the period ended December 31, 1997, is presented in Note 8 to the Consolidated Financial Statements.

    The following table presents the development of loss and loss adjustment expense reserves, net of reinsurance, for the years 1987 through 1997. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverables, for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year-ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater
(less) than the re-estimated reserves. The decrease in the redundancy shown in the 1994 and 1995 columns compared to prior years includes the additional earthquake losses and loss adjustment expenses recorded subsequent to 1994. The subsequent increase in the reserve redundancy is due to the lesser impact that the additional earthquake losses have had on the overall reserves.

    Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the table.



                                                           AS OF DECEMBER 31,
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
                       1987      1988       1989     1990       1991      1992      1993     1994       1995      1996      1997
                        ----      ----       ----     ----       ----      ----      ----     ----       ----      ----      ----
Reserves for
 loss and loss
 adjustment expenses,
  net of reinsurance   $297,853  $391,748  $472,010  $525,220  $547,098  $554,034  $574,619  $755,101  $552,320  $489,033  $388,418

Paid (cumulative)
 as of:

One year later          180,516   197,555   242,757   300,707   320,264   327,634   344,876   519,969   351,985   304,714
Two years later         238,947   271,163   328,606   391,970   401,019   403,434   423,713   635,861   485,462
Three years later       272,955   310,757   366,369   420,853   426,412   425,671   443,055   721,445
Four years later        289,901   326,495   377,980   429,791   433,642   432,086   457,430
Five years later        296,310   330,014   381,507   431,791   436,522   434,949
Six years later         297,764   330,879   382,230   432,975   437,365
Seven years later       298,098   331,433   382,108   433,096
Eight years later       298,649   331,344   382,129
Nine years later        298,583   331,421
Ten years later         298,541


Reserves re-
 estimated as of:

One year later          294,504   357,220   402,706   473,974   473,209   491,048   490,166   715,637   526,730   424,406
Two years later         302,991   342,365   397,847   449,348   461,343   447,880   465,036   725,098   537,635
Three years later       304,925   340,760   389,559   442,508   440,198   438,726   453,431   751,302
Four years later        302,661   333,432   384,948   433,408   437,350   435,128   460,947
Five years later        298,764   332,100   382,331   432,370   436,929   435,942
Six years later         298,603   331,191   381,996   432,661   437,600
Seven years later       298,319   331,274   381,914   433,050
Eight years later       298,661   331,184   382,126
Nine years later        298,531   331,473
Ten years later         298,640

Redundancy
 (Deficiency)             $(787)  $60,275   $89,884   $92,170  $109,498  $118,092  $113,672    $3,799   $14,685   $64,627


     In the consolidated balance sheet, the reserves for losses and loss adjustment expenses are shown "gross," that is, before reduction for reinsurance. The table which follows presents the development of gross losses and loss adjustment expense reserves for calendar years 1995 through 1997. As in the ten-year table presented net of reinsurance, each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data and it would not be appropriate to extrapolate future development based on this table.



                                                     1995          1996            1997
                                                     ----          ----            ----
                                                           (Amounts in thousands)

Gross loss and loss adjustment

   expense reserves, December 31                   $584,834       $543,529       $437,887

Paid (cumulative) as of:

   One year later                                   375,895        335,386

   Two years later                                  513,514

Gross liability re-estimated as of:

   End of year                                      584,834        543,529        437,887

   One year later                                   559,259        467,473

   Two years later                                  568,048

Gross Cumulative Redundancy                          16,786         76,056

OPERATING RATIOS

Combined Ratios

    Underwriting profit margins are measured by the extent to which the combined ratios (loss and loss adjustment expense ("LAE") ratio and underwriting expense ratio) are less than 100% of premium revenues. Combined ratios are used to measure the underwriting success of property and casualty insurance companies. Losses and loss adjustment expenses are stated as a percentage of premiums earned because losses may occur over the life of a particular insurance policy. An important indicator of operating efficiency, the underwriting expense ratio is based on premiums written for statutory accounting purposes ("SAP") and earned premiums for reporting under generally accepted accounting principles ("GAAP").

The loss and LAE ratios, underwriting expense ratios (excluding interest and fees), and combined ratios for the Company's subsidiaries, on a SAP and GAAP basis, are shown in the following tables.


                                  YEARS ENDED DECEMBER 31,
                            --------------------------------------
SAP                         1997     1996    1995    1994   1993
---                         ----    ----    ----   -----    ----

Loss and LAE ratio          77.3%   85.8%   88.7%  173.0%   88.0%

Underwriting Expense ratio   9.4     9.4     8.7     9.9    10.5
                            ----    ----    ----   -----    ----
Combined ratio              86.7%   95.2%   97.4%  182.9%   98.5%
                            ----    ----    ----   -----    ----
                            ----    ----    ----   -----    ----


                                   YEARS ENDED DECEMBER 31,
                            ------------------------------------
GAAP                        1997     1996    1995    1994   1993
----                        ----    ----    ----   -----    ----

Loss and LAE ratio          77.3%   85.8%   88.4%  176.8%   87.6%

Underwriting Expense ratio   9.4     9.3     9.0     9.7    10.7
                            ----    ----    ----   -----    ----
Combined ratio              86.7%   95.1%   97.4%  186.5%   98.3%
                            ----    ----    ----   -----    ----
                            ----    ----    ----   -----    ----

    The Northridge Earthquake contributed 85.1, 2.9, 4.7 and 3.1 percentage points on both a GAAP and SAP basis to the 1994, 1995, 1996 and 1997 combined ratios, respectively. In 1997, most of the improvement in the combined ratio is due to favorable loss trends in the automobile line (discussed in more detail in Management's Discussion and Analysis, Automobile Underwriting Results).

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

                                        YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
SAP                         1997      1996      1995      1994         1993
---                       --------  --------  --------  ----------   ----------

                                     (Amounts in thousands, except ratio)
Net premiums written      $788,600  $827,993  $958,614  $1,032,737   $1,021,902

Policyholders' surplus    $548,043  $436,367  $358,474    $207,018     $582,176

Ratio                        1.4:1     1.9:1     2.7:1       4.9:1        1.8:1


    The 1994 and 1995 ratios were high because of the surplus strain caused by the Northridge Earthquake. Capital infusions in 1994 and a return to profitable operations in 1995 resulted in improved surplus levels that reduced the ratio below 3 to 1 in 1995 and below 2 to 1 in 1996 and 1997.


INVESTMENTS AND INVESTMENT RESULTS


    The Company's investment guidelines emphasize buying high-quality fixed income investments. The Investment Committee of the Company's Board of Directors regularly reviews these guidelines and the performance of the portfolio. Because of the net operating loss ("NOL") carryforwards available for tax purposes, the Company's investment strategy has emphasized taxable securities since 1994 in order to maximize overall cash flow. While the Company does not invest with a view to achieving realized gains, securities are bought and sold in order to meet the main objectives of the investment portfolio.
These objectives are to maximize after-tax investment income and total investment returns while minimizing credit and liquidity risk. The Company currently has designated all of its portfolio as "available-for-sale."

The following table summarizes investment results for the most recent five years:



                                                      YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------
                                     1997         1996            1995           1994        1993
                                  ----------   ----------     ------------    ----------   -----------
                                                       (Amounts in thousands)
Average invested assets (at
  cost or amortized cost;
  includes cash and cash
  equivalents)                    $1,088,864    $1,111,396      $1,193,202    $1,259,871    $1,384,926

Net investment income:

  Before income taxes               $ 73,463      $ 73,178        $ 81,658      $ 84,761    $ 97,574

  After income taxes                $ 49,105      $ 52,038        $ 56,597      $ 68,629    $ 87,915

Average annual return
   on investments:

  Before income taxes                   6.7%          6.6%            6.8%          6.7%        7.0%

  After income taxes                    4.5%          4.7%            4.7%          5.4%        6.3%

Net realized investment
  gains after income taxes           $ 2,646       $ 4,736         $ 6,634      $ 40,010     $10,874

Net increase (decrease) in
  unrealized gains on
  investments after
  income taxes                       $17,478      $(30,688)        $73,285     $(134,660)    $39,863


    The decline in the investment portfolio since 1993 resulted largely from the need to sell investments to generate cash to cover the severe losses and other ongoing expenses resulting from the Northridge Earthquake. The declining after-tax return on investments is a result of the shift to taxable securities since 1994, the sale, maturity or early redemption of older securities with high yields and re-investment in securities with significantly lower yields due to general market conditions. In addition, in 1994 and 1995, a greater portion of the portfolio was invested in commercial paper for liquidity purposes which yielded a lower return than the portion invested in bonds.

    The following table sets forth the composition of the Company's investments and cash and cash equivalents at the dates indicated.


                                                             DECEMBER 31,
                              ---------------------------------------------------------------------------
                                       1997                      1996                      1995
                                       ----                      ----                      ----
                              Amortized      Fair       Amortized      Fair       Amortized      Fair
Type of Security                 Cost        Value         Cost        Value        Cost         Value
----------------              ----------   ----------   ----------   ----------   ----------   ----------
                                                         (Amounts in thousands)
Fixed maturities:
  U.S. Treasury secur-
  itites and obliga-
  tions of U.S. Govern-
  ment corporations
  and agencies                $    6,735   $    6,758   $   11,906   $   11,885   $   68,283   $   69,711

  Obligations of
  states and politi-
  cal subdivisions                36,680       39,523      287,277      292,127      219,026      222,844

  Public utilities               171,060      175,174      164,509      163,674      182,828      191,224

  Corporate securities           838,500      861,253      596,346      596,017      604,884      641,769
                              ----------   ----------   ----------   ----------   ----------   ----------
Total fixed maturities         1,052,975    1,082,708    1,060,038    1,063,703    1,075,021    1,125,548

Equity securities                    250        1,745          250          925          539        1,564
                              ----------   ----------   ----------   ----------   ----------   ----------
Total investments              1,053,225    1,084,453    1,060,288    1,064,628    1,075,560    1,127,112
                              ----------   ----------   ----------   ----------   ----------   ----------

Cash and cash
  equivalents                     31,268       31,268       18,078       18,078       50,609       50,609
                              ----------   ----------   ----------   ----------   ----------   ----------
Total investments
  and cash and cash
  equivalents                 $1,084,493   $1,115,721   $1,078,366   $1,082,706   $1,126,169   $1,177,721
                              ----------   ----------   ----------   ----------   ----------   ----------
                              ----------   ----------   ----------   ----------   ----------   ----------


COMPETITION

    The property and casualty insurance market is highly competitive and is comprised of a large number of well capitalized companies, many of which operate in a number of states and offer a wide variety of products. Several of these competitors are larger and have greater financial resources than the Company. Based on earned premium, the Company is the fifth largest writer of private passenger automobile insurance in California.

    The Company's main competition comes from other major writers which concentrate on the good driver market. The Company generally has sought to avoid, to the extent regulations permit, the "non-standard," "high-risk" and similar niche market segments.

    The Company's marketing and underwriting strategy is to appeal to careful and responsible drivers who deal directly with the Company in order to save significant amounts of money on their insurance premiums. By selling its products directly to the insured, the Company has eliminated agent and broker commissions. The Company relies heavily on its centralized operations and its efficient computerized systems to service its policyholders and claimants.

    Consequently, the Company consistently operates with one of the lowest underwriting expense ratios in the industry and is able to maintain its rates among the lowest in the markets it serves while still providing quality service to its customers. As a result, the Company has been able to achieve profitable growth and to maintain policy renewal rates which it believes are significantly above industry averages.

REINSURANCE

    A reinsurance transaction occurs when the Company transfers or cedes a portion of its exposure from direct business written to a reinsurer which assumes that exposure for a premium. The reinsurance cession does not legally discharge the Company from its liability for a covered loss, but provides for reimbursement from the reinsurer to the Company for the ceded portion. The Company periodically monitors the continuing appropriateness of all its reinsurance arrangements to determine that its reinsurers maintain high A. M. Best ratings and other indicators of ability to meet their obligations as well as competitive pricing for the risk involved.

     Each of the Company's insurance subsidiaries have entered into a five-year quota share reinsurance agreement with an AIG affiliate covering all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, 10% of each subsidiary's premiums earned and losses and loss adjustment expenses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 are ceded. At the end of the five-year period, the AIG affiliate may elect to renew the agreement annually for four years at declining coverage percentages. A ceding commission of 10.8% was earned by the insurance subsidiaries for 1995 and, thereafter, a commission is paid at a rate equal to the prior year's gross SAP underwriting expense ratio. The ceding commission rate was 9.13% and 9.36% for 1996 and 1997, respectively.

    Since mid-1996 when the homeowners line began to shrink considerably for reasons discussed earlier, the Company has found it more economical to maintain 100% quota share reinsurance arrangements for its homeowners line rather than purchasing alternative reinsurance coverage for its remaining exposure to catastrophes such as fire following earthquake. These reinsurance arrangements are discussed in more detail in Note 10 to the Consolidated Financial Statements elsewhere herein.

    The Company has a quota share reinsurance treaty for the PELP whereby 60% of premiums and losses are ceded to the reinsurer. After the effect of the 10% quota share treaty with AIG, the Company effectively retains 36% of the risk for this line.

REGULATION

    An insurance company is subject to regulation and supervision by the insurance departments of the states in which it does business. These insurance departments have broad regulatory, supervisory and administative powers, such as:

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

    State regulations are designed principally for the benefit of policyholders. Currently, the California Department of Insurance ("CDOI") has primary regulatory jurisdiction over the Company. In general, the current regulatory requirements in the other states in which the Company is a licensed insurer are no more stringent than in California, and in some respects are significantly less so.

    In June 1994, the CDOI ordered the Company to immediately begin non-renewing earthquake coverage endorsements and to cease writing new homeowner and condominium policies and, effective July 23, 1996, to begin non-renewing all its remaining homeowner and condominium policies. On December 23, 1996, the order was amended, permitting the Company to resume renewing its remaining homeowner policies effective February 15, 1997, with the statutorily required offer of earthquake coverage to be made by an affiliate of AIG. The Company continues to seek approval to resume writing new homeowner policies, but there is no assurance the CDOI will do so. Inability to write new homeowner policies hinders the Company's efforts to sell automobile insurance to certain consumers who prefer the convenience of having both coverages provided by the same insurer.

    The operations of the Company are governed by the laws of the State of California and by the laws of the other states in which it is a licensed insurer. Changes in those laws can affect the revenues and expenses of the Company. In 1997, no new laws were enacted by any such state that are expected to have a material impact on the auto insurance industry.

    Ballot Proposition 213 was approved by an overwhelming majority of California voters on November 5, 1996. This proposition bars certain drivers and most uninsured drivers from recovering non-economic damages for injuries they suffer in vehicle accidents. Two lawsuits challenged the constitutionality of the proposition, but the appellate courts in 1997 upheld the proposition's constitutionality. Subsequently, a petition for review was filed for one of the lawsuits with the California Supreme Court in February 1998, and remains pending at this time. This proposition has had a beneficial effect on underwriting profit in 1997.


    As of this date, there is no legislation or regulatory hearing pending for 1998 that the Company believes is likely to materially impact its operations.

    The Company is a member of industry organizations which may advocate legislative and initiative proposals and which provide financial support to officeholders and candidates for California statewide public offices. The Company also makes financial contributions to those officeholders and candidates who, in the opinion of management, have a favorable understanding of the needs of the property and casualty insurance industry. In 1997, these contributions were nominal. The Company believes that such contributions are important to the future of the property and casualty insurance industry in California and intends to continue to make such contributions as it determines to be appropriate and comply with applicable law.

HOLDING COMPANY ACT

    The Company's subsidiaries are also subject to regulation by the California Department of Insurance pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Certain transactions defined to be of an "extraordinary" nature may not be effected without the prior approval of the California Department of Insurance. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving in the net aggregate, more than the lesser of (i) 3% of the Company's admitted assets or
(ii) 25% of the policyholder's surplus as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurance company's policyholders' surplus as of the preceding December 31 or (ii) the insurance company's net income for the preceding calendar year. The California code further provides that property and casualty insurers may pay dividends only from earned surplus. The Holding Company Act generally restricts the ability of any one person to acquire more than 10% of the Company's voting securities without prior regulatory approval.

NON-VOLUNTARY BUSINESS

    Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. With the passage of AB 650 on January 1, 1997, which requires proof of financial responsibility for vehicle registration renewals, the number of drivers applying to CAARP increased, and the Company's share of CAARP assignments grew commensurately from 6,847 vehicles insured at the end of 1996 to 12,133 vehicles at the end of 1997. The CAARP assignments have historically produced underwriting losses, although for 1997 this business registered a statutory combined ratio of less than 100% for the first time. As of December 31, 1997, this business represented less than 2% of the Company's total gross premiums written.

    Insurers offering homeowners insurance in California are required to participate in the California Fair Plan ("Fair Plan"). Fair Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowners direct premiums written in the state. The Company's Fair Plan premiums for 1997 were less than $1 million.

EMPLOYEES

    The Company had 2,228 full and part-time employees at December 31, 1997. The Company provides medical, pension and 401(k) savings plan benefits to eligible employees according to the provisions of each plan. The Company believes that its relationship with its employees is excellent, and employee turnover is generally very low.

ITEM 2.  PROPERTIES

    The Company leases its Home Office building in Woodland Hills, California, which contains approximately 234,000 square feet of leasable office space. The lease was amended in October 1994 to extend its term until November 1999. The lease may be renewed for two consecutive five-year periods.

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

    Currently included in this class of litigation are certain actions that arose out of the Northridge Earthquake. It is believed that a majority of these actions were filed to resolve claims involving disputed damages or to contest the applicability of the statute of limitations. One lawsuit, entitled ESTRADA V. 20TH CENTURY INSURANCE COMPANY, was filed in Los Angeles Superior Court and, as amended in January 1997, seeks to convert an individual action to a class action. According to the current Amended Complaint, the potential class involves those insureds whose claims for damages from the Northridge Earthquake were first reported to the Company on or after January 18, 1995 and then denied as untimely. The Superior Court dismissed the request to convert this lawsuit into a class action, but the plaintiff's attorney has filed Notice of Appeal.

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


                                      High      Low
                                      ----      ---
            1997

               Fourth Quarter       27-3/4    23
               Third Quarter        25-15/16  21-1/4
               Second Quarter       24        16-1/2
               First Quarter        18-1/8    16-3/8


            1996

               Fourth Quarter       18-5/8    14-5/8
               Third Quarter        17-7/8    14-1/2
               Second Quarter       17-3/8    15-3/8
               First Quarter        20-5/8    15-3/4


(b) HOLDERS OF COMMON STOCK

    The approximate number of record holders of common stock on December 31, 1997 was 1,026.

(c) DIVIDENDS

    The Company paid cash dividends on its common stock each year since 1973 through the second quarter of 1994. Dividends were resumed in the fourth quarter of 1996.

    The parent company is dependent upon dividends from its subsidiaries to service debt and pay dividends to its stockholders. Based on 1997 operating results and earned surplus as of December 31, 1997, the Company believes it will not require regulatory approval in 1998 for any extraordinary dividends.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of 20th Century Industries and its subsidiaries. The consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 are included elsewhere in this Form 10-K. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see Note 3 to the Consolidated Financial Statements.

 All dollar amounts set forth in the following tables are in thousands, except per share data.


                                                    YEARS ENDED DECEMBER 31,
                                        1997      1996       1995       1994          1993
                                        ----      ----       ----       ----          ----
Operations Data:
  Net premiums earned                 $785,989  $856,628  $  963,797  $1,034,003   $  989,712
  Net investment income                 73,463    73,178      81,658      84,761       97,574
  Realized investment gains              4,071     7,287      10,207      61,554       16,729
                                      --------  --------  ----------  ----------   ----------
      Total Revenues                   863,523   937,093   1,055,662   1,180,318    1,104,015

  Net losses and loss
   adjustment expenses                 607,775   734,735     851,602   1,828,346      867,451
  Policy acquisition costs              44,851    38,175      38,647      43,409       48,375
  Other operating expenses              29,047    41,496      48,311      57,198       57,769
  Proposition 103 expense                 --        --          --        29,124        3,474
  Interest and fees expense             13,722    14,260      15,897       8,348        --
                                      --------  --------  ----------  ----------   ----------
      Total Expenses                   695,395   828,666     954,457   1,966,425      977,069
                                      --------  --------  ----------  ----------   ----------

  Income (loss) before
   federal income taxes
   and cumulative effect
   of change in accounting
   for income taxes                    168,128   108,427     101,205    (786,107)     126,946

  Federal income taxes (benefits)       57,199    34,370      31,575    (288,087)      18,350
  Income (loss) before cumulative
     effect of change in accounting
     for income taxes                  110,929    74,057      69,630    (498,020)     108,596

  Cumulative effect of change
      in accounting for income taxes      --        --          --          --          3,959
                                      --------  --------  ----------  ----------   ----------
      Net Income (Loss)               $110,929   $74,057     $69,630   $(498,020)  $  112,555
                                      --------  --------  ----------  ----------   ----------
                                      --------  --------  ----------  ----------   ----------



                                              YEARS ENDED DECEMBER 31,
                                    --------------------------------------------
                                     1997     1996     1995      1994      1993
                                     ----     ----     ----      ----      ----
Per Share Data:

Basic --

    Before cumulative effect
      of change in accounting
      for income taxes              $ 1.76   $ 1.05   $ 0.97   $ (9.69)   $ 2.11

    Cumulative effect of
      change in accounting
      for income taxes                 --       --       --        --       0.08
                                    ------   ------   ------   --------   ------
    Net income (loss)               $ 1.76   $ 1.05   $ 0.97   $ (9.69)   $ 2.19
                                    ------   ------   ------   --------   ------
                                    ------   ------   ------   --------   ------
Diluted --

  Net income (loss)                 $ 1.37   $ 0.92   $ 0.90   $ (9.69)   $ 2.19
                                    ------   ------   ------   --------   ------
                                    ------   ------   ------   --------   ------
Dividends paid per
      common share                  $ 0.25   $ 0.05   $  --    $   0.32   $ 0.64
                                    ------   ------   ------   --------   ------
                                    ------   ------   ------   --------   ------


    The Company's financial statements include increases in earthquake reserves in 1997 of $24.75 million, in 1996 of $40 million and in 1995 of $60 million offset partially by a $32 million reduction in the Proposition 103 liability per an order from the CDOI. In 1994, earthquake-related losses and expenses were $844.1 million. On an after-tax basis, these additional charges reduced (increased) basic earnings (loss) per share by $0.31, $0.51, $0.35 and ($10.67) for 1997, 1996, 1995 and 1994, respectively.


                                                             DECEMBER 31,
                                ----------------------------------------------------------------------
                                   1997           1996           1995           1994            1993
                                   ----           ----           ----           ----            ----
Balance Sheet Data:

Total investments               $1,084,453     $1,064,628     $1,127,112     $  942,174     $1,422,555

Total assets                     1,482,454      1,513,755      1,608,886      1,702,810      1,644,670

Unpaid losses and loss
  adjustment expenses              437,887        543,529        584,834        756,243        577,490

Unearned premiums                   33,402        231,141        288,927        298,519        299,941

Bank loan payable                   57,500        175,000        175,000        160,000           --

Claims checks payable               35,569         36,445         49,306         70,725         41,535

Stockholders' equity               582,961        487,707        466,585        317,944        655,209

Book value per common share     $     6.93     $     5.10     $     4.69     $     2.29     $    12.74


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition continued to improve in 1997 as shown in the following table:


                                          1997         1996           1995
                                          ----         ----           ----
                                     (Amounts in  thousands, except per share data)

Adjusted operating cash flow (1)       $  69,673    $      931     $ (154,645)
Book value per share                   $    6.93    $     5.10     $     4.69
Debt to equity ratio (2)                    0.28          0.36           0.40
Statutory surplus of
   insurance subsidiaries              $ 548,043     $ 436,367     $  358,474
Net written premiums to
   surplus ratio                           1.4:1         1.9:1          2.7:1
A.M. Best rating                              A-            B+             B-


(1) For 1996, excludes $29.2 million, net of commissions, in homeowner and condominium unearned premiums ceded to reinsurers in July 1996.

(2)  Equity adjusted to exclude unrealized investment gains or losses.


    With its strong financial position restored, the Company has positioned itself for renewed and profitable growth. Additionally, the Company's direct exposure to future earthquake losses was completely eliminated in 1995. The Company maintains full insurance protection against its only significant remaining catastrophe exposure in the homeowner line, primarily relating to potential wild fires and fire following an earthquake event.

RESULTS OF OPERATIONS

Units in Force

     Units in force for the Company's insurance programs as of December 31 were as follows:


                                             1997        1996        1995
                                             ----        ----        ----
   Private Passenger Automobile
     (Number of vehicles)                  1,076,876   1,011,609   1,061,007
   Homeowner and Condominium
     (Number of policies)                                 89,010     175,338
   Personal Excess Liability ("PELP")
     (Number of policies)                     11,683      10,223      10,499
                                           ---------   ---------   ---------
   Total                                   1,149,583   1,110,842   1,246,844
                                           ---------   ---------   ---------
                                           ---------   ---------   ---------


    Information about recent developments relating to units in force within each major coverage line follows.


    PRIVATE PASSENGER AUTOMOBILE. The 1997 year registered solid and profitable growth for the Company. In view of the favorable trends in loss costs and frequency in 1996 and 1997, the Company lowered overall rate levels approximately 11.5% and 3.2% in 1996 and 1997, respectively, and by an additional 3.4% in January 1998. These actions, coupled with an aggressive marketing campaign, have spurred increases in new business production and the rate of renewals, starting in the fourth quarter of 1996 (for the first time in nine quarters) and throughout 1997. Vehicles in force grew by 65,267 in 1997, compared to a decline of 49,398 in 1996, a positive swing of 114,665 vehicles. In the fourth quarter of 1997, vehicles in force grew by 10,034 compared to 4,940 for the same period in 1996. In the first two months of 1998, the voluntary vehicles in force grew at an 8.7% annual rate.

    Vehicles in force relating to previously uninsured drivers stood at 68,112, 59,013 and 68,256 at December 31, 1997, 1996 and 1995, respectively.
Vehicles in force for the Assigned Risk portion were

12,133, 6,847, and 8,204 as of December 31, 1997, 1996 and 1995,
respectively. The overall increase in Assigned Risk units was an expected response to new legislation.

    HOMEOWNER AND CONDOMINIUM. Units in force for the Company's homeowner and condominium programs declined by 31.4% from December 31, 1996 to December 31, 1997, of which 59% occurred in the first quarter of 1997. This was primarily due to a requirement by the California Department of Insurance that the Company non-renew homeowner and condominium policies from July 1, 1996 until February 15, 1997. At that time, the Company began offering renewal of policies for approximately 68,000 homeowner insurance customers. These renewals were subject to an overall 6% rate increase on April 1, 1997. As of December 31, 1997, more than 61,000 policies had been renewed which is 89.7% of those eligible. The Company continues to seek approval to resume writing new homeowner policies; however, unless the Company is granted such permission, the impact of this line on future underwriting results is likely to remain insignificant.

    PELP. The penetration of this coverage has averaged about 1% of the vehicles in force during the three years ended December 31, 1997, which is not expected to change significantly in 1998.

Underwriting Results

     Premium revenue and underwriting results for the Company's insurance programs follow, presented in conformity with generally accepted accounting principles ("GAAP"). To facilitate comparability, the effects of the earthquake and the Proposition 103 settlement have been isolated from the core business in the table below.

                                                      YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                 1997           1996           1995
                                             -----------    ------------   -----------
                                                       (Amounts in thousands)
Gross Premiums Written
   Automobile                                  $871,996       $892,287       $991,969
   Homeowner and Condominium - excluding
        effects of earthquake and Prop. 103      27,367         34,875         69,468
   Personal Excess Liability                      2,406          2,114          2,146
                                             -----------    ------------   -----------
         Subtotal Core Business                 901,769        929,276      1,063,583
   Earthquake and Prop. 103                         -              567            379
                                             -----------    ------------   -----------
   Total                                       $901,769       $929,843     $1,063,962
                                             -----------    ------------   -----------
                                             -----------    ------------   -----------

                                                      YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                 1997           1996           1995
                                             -----------    ------------   -----------
                                                       (Amounts in thousands)

Net Premiums Earned
   Automobile                                  $781,288       $831,963       $920,560
   Homeowner and Condominium - excluding
        effects of earthquake and Prop. 103       3,917         23,872         62,890
   Personal Excess Liability                        784            772            843
                                             -----------    ------------   -----------
        Subtotal Core Business                  785,989        856,607        984,293
   Earthquake and Prop. 103                         -               21        (20,496)
                                             -----------    ------------   -----------
   Total                                       $785,989       $856,628       $963,797
                                             -----------    ------------   -----------
                                             -----------    ------------   -----------

Underwriting Profit (Loss)
   Automobile-excluding the
       effects of earthquake and Prop. 103     $134,130        $81,010        $73,755
   Homeowner and Condominium - excluding
       effects of earthquake and Prop. 103       (5,557)        (1,394)          (438)
   Personal Excess Liability - excluding the
       effects of earthquake and Prop. 103          493            917             41
                                             -----------    ------------   -----------
       Subtotal Core Business                   129,066         80,533         73,735
   Earthquake and Prop 103                      (24,750)       (38,311)       (48,498)
                                             -----------    ------------   -----------
   Total                                       $104,316        $42,222        $25,237
                                             -----------    ------------   -----------
                                             -----------    ------------   -----------

                                                      YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                 1997           1996           1995
                                             -----------    ------------   -----------
CORE BUSINESS - GAAP
Loss and LAE ratio                               74.2%          81.3%          83.7%
Underwriting expense ratio                        9.4            9.3            8.8
                                             -----------    ------------   -----------
Combined ratio                                   83.6%          90.6%          92.5%
                                             -----------    ------------   -----------
                                             -----------    ------------   -----------

COMPANY TOTALS - GAAP
Loss and LAE ratio                                 77.3%          85.8%          88.4%
Underwriting expense ratio                          9.4            9.3            9.0
                                             -----------    ------------   -----------
Combined ratio                                     86.7%          95.1%          97.4%
                                             -----------    ------------   -----------
                                             -----------    ------------   -----------

Automobile

     The auto line experienced a record high $134.1 million underwriting profit in 1997. These results compared favorably to profits in 1996 and 1995 of $81 million and $73.8 million, respectively, as adjusted for the effects of the earthquake and Proposition 103. The 1997 and 1996 increases in underwriting profit are primarily the result of favorable loss trends. For 1997, the impact of relatively dry weather, a continued strong decline in claim frequencies and severities and the attraction and retention of a higher percentage of more profitable, preferred customers all contributed to the improvement in underwriting results.

     The 1997 decrease in gross premiums written reflects the 6.5% increase in insured units coupled with the effect of the 3.2% premium rate reduction implemented in 1997 and the impact of 1996 rate reductions which were fully felt in 1997. Gross premiums written in 1996 decreased 10% from 1995 reflective of the 4.6% reduction in insured units and, to a lesser extent, the effect of the three premium rate reductions implemented in 1996 (a total reduction of 11.5%).

          While a growth in business generally indicates the need for an increase in incurred but not reported ("IBNR") reserves, favorable development in older case reserves and the lower frequency and severity of new claims have resulted in the Company making a smaller provision for IBNR reserves in 1997 than in 1996 and 1995.

     The voluntary automobile insurance business written by the Company is comprised of "Good Drivers" as defined by California statute. While the majority of this business would have been acceptable to the Company before Proposition 103, those who had no prior insurance would have been written at a higher rate level than those who had been insured prior to being written by the Company. These drivers have produced automobile underwriting losses of $7,773,000 in 1997 compared to $15,168,000 in 1996 and $26,286,000 in 1995. The sharp decline in losses in 1997 is reflective primarily of favorable loss trends, despite the increase in vehicles in force of 14.5% over the previous year. The 1997 combined ratio for this segment of the business was 116.5% compared to 129.7% in 1996 and 143.9% in 1995. As part of the new rating plan that became effective October 1, 1997, changes were implemented that the Company expects will bring the combined ratio for this class of policyholders more into line with the rest of the Company's voluntary book of business.

     Overall automobile underwriting results are also affected by Assigned Risk. Underwriting losses for Assigned Risk business were $73,000 in 1997, compared to $102,000 in 1996 and $3,082,000 in 1995. Combined ratios for this business for the same periods were 100.6%, 101.1% and 126.7%, respectively. The decrease in underwriting losses in 1997 was reflective of an improved loss ratio despite a 77.2% increase in vehicles in force since 1996, which is believed to have been fueled by strengthened legal sanctions aimed at reducing the number of uninsured motorists in California. The decrease in underwriting losses in 1996 was primarily due to a 16.5% drop in vehicles in force since 1995 coupled with the effects of a 5.2% rate increase implemented in June 1995. The future effect of the Assigned Risk plan on the Company cannot be predicted because it depends on the ability of the state-administered plan to achieve and maintain an adequate rate level.

Homeowner and Condominium - Excluding Earthquake and Proposition 103 Settlement

     Underwriting results for these programs are subject to variability caused by weather-related claims and by infrequent disasters. In 1997 and 1996, no significant losses were incurred.

     Since July 1, 1996, the Company has maintained reinsurance programs to provide coverage for its remaining homeowner policies as discussed in Note 10 to the Consolidated Financial Statements. The Company had previously maintained separate catastrophe coverage on these lines which expired in June 1996.
Written premiums ceded in 1997 totaled $24.4 million compared to $10.7 million in 1996 (excluding the $33.3 million portfolio transfer of unearned premium liabilities under the 100% quota share reinsurance agreement), and $36.3 million in 1995.

Personal Excess Liability

     The personal excess liability program has remained stable over the three-year period ended December 31, 1997, producing approximately $2 million in gross written premiums each year. Underwriting profits can vary significantly with the number of claims which occur infrequently.

Earthquake and Proposition 103

    Although the Company did not write new or renewal earthquake premiums in 1995 through 1997, the Company assumes a small amount of earthquake premium from the California Fair Plan, a state administered pool of difficult to insure risks in which insurers are required to participate in proportion to their share of direct written homeowners coverage in the state. The negative premiums earned for the Earthquake and Proposition 103 in 1995 is due to $24 million of reinsurance purchased to protect the Company until the earthquake endorsements expired in July 1995.

Policy Acquisition and General Operating Expenses

     The Company's policy acquisition and general operating expense ratio continues to be among the most competitive in the industry. The ratio of underwriting expenses (excluding interest and fees) to earned premiums was 9.4% in 1997, 9.3% in 1996 and 9.0% in 1995. The increase in the expense ratios from 1995 to 1997 is mainly due to the decline in premiums earned as well as an increase in marketing expenses.

Impact of Year 2000

     What is commonly referred to in the financial press as the "Year 2000 issue" has arisen because some computer programs were written using two digits rather than four to define the applicable year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors or systems failures.

     The Company has begun a project to modify the applicable portions of its software so that its computer systems will properly calculate dates beyond 1999. The total Year 2000 project cost is estimated to be approximately $6.2 million, which will be expensed as incurred. In 1997, the Company incurred and expensed approximately $1.5 million, and substantially all of the remaining costs are
expected to be incurred in 1998.   This project is planned for completion in the
first quarter of 1999, which provides sufficient time to avoid any adverse impact on the Company's operating systems.

Investment Income

     Net pre-tax investment income was $73,463,000 in 1997 compared to $73,178,000 in 1996 and $81,658,000 in 1995. Average invested assets decreased 2.0% in 1997, compared to decreases of 6.9% and 5.3% in 1996 and 1995, respectively. The decline in invested assets resulted from the decline in net earned premiums and the sale of investments to meet the payment requirements of both developing earthquake losses and reinsurance premiums. The average annual pre-tax yield on invested assets was 6.7% in 1997, 6.6% in 1996 and 6.8% in 1995.

     Realized capital gains on the sales of investments have declined over the past three years, as underwriting cashflow has increased and the need to sell investments to cover claim payments and other operating needs has decreased commensurately.

     As of December 31, 1997, the Company had a pre-tax unrealized gain on fixed maturity investments of $29,733,000 compared to $3,665,000 in 1996 and $50,527,000 in 1995. Interest rates fell in 1995 and 1997 which increased the fair value of the bond portfolio for those years. The decrease in unrealized gains between 1995 and 1996 resulted largely from a declining bond market coupled with an overall decline in invested assets.

     At December 31, 1997, $17,427,000 of the Company's total investments at fair value was invested in tax-exempt bonds with the balance representing 98% of the portfolio, invested in taxable securities.

Liquidity and Capital Resources

     Loss and loss adjustment expense payments are the most significant cash flow requirements of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Additional cash requirements include servicing the bank debt and paying dividends as approved from time to time by the Company's Board of Directors. With the anticipated growth of its core auto business and continued settlement of remaining earthquake losses, the Company expects that future cash flows from operations will continue to be sufficient to fund future expenditures.

     The Company has historically written its core business at an underwriting profit and thus each premium dollar generates a positive cash flow. A significant part of the decline and subsequent increase in cash flow from operations in 1996 and 1997, respectively, is due to the fall and rise, respectively, in the size of the net book of business during these periods.

     In 1996 approximately $29.2 million of the $32.5 million net decrease in cash and cash equivalents was related to the portfolio transfer of unearned premiums on homeowners business. Cash flows from operations in 1995 were not sufficient to fund underwriting operations of the Company due to losses from the Northridge Earthquake. For 1995, funds needed to pay these claims, as well as Proposition 103 rebates, came from normal operating cash flows, available cash on deposit, additional loan proceeds of $15 million and preferred stock proceeds of $20 million.

     Funds required by 20th Century Industries to pay dividends and meet its debt obligations are provided by the insurance subsidiaries. Information regarding the Company's debt service obligation is included in Note 9 to the Consolidated Financial Statements. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law. Based on the operating results in 1996 and the favorable ratio of premiums to surplus, the Company was able to resume normal dividends from the insurance subsidiaries in 1996 to service the parent's debt and dividend requirements. Based upon 1997 operating results and earned surplus as of December 31, 1997, the Company believes it will not require regulatory approval in 1998 for any extraordinary dividends.

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

     The Company in 1997 embarked on a major project to upgrade its technological infrastructure and to conform certain of its procedures to "industry best practices." Although the ultimate cost of this project is not yet determinable, management believes cash flow from operations as well as expected improvements in operational efficiencies will be more than adequate to fund the project's implementation which is expected to take place over the next several years.

Risk-Based Capital

     The National Association of Insurance Commissioners requires property and casualty insurance companies to calculate and report information under a Risk-Based Capital ("RBC") formula in their annual statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. The Company's insurance subsidiaries exceeded their RBC statutory surplus standards by a considerable margin as of December 31, 1997. To the extent that a subsidiary would fall below prescribed levels of surplus, it would be the parent company's intention to infuse necessary capital to support that entity.

Home Office Lease

     The Company leases its Home Office building in Woodland Hills, California, which contains approximately 234,000 square feet of leasable office space. The current lease comes up for renewal in November 1999 and may be renewed for two consecutive five-year periods.

Forward-Looking Statements

               The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (a) the intensity of competition from other companies in the insurance industry; (b) the Company's experience with respect to persistency and claims experience; (c) the Company's ability to distribute and administer competitive services in a timely, cost-effective manner; (d) the Company's visibility in the market place and its financial and claims paying ratings; (e) the effect of changes in laws and regulations affecting the Company's business, including changes in tax laws affecting insurance products; (f) market risks related to interest rates; (g) the Company's ability to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses; (h) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (i) changes in accounting and reporting practices and (j) the Company's access to adequate financing to support its future business.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
20th Century Industries

     We have audited the accompanying consolidated balance sheets of 20th Century Industries and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 20th Century Industries and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                Ernst & Young LLP

Los Angeles, California
January 30, 1998

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS


                                                           DECEMBER 31,
                                                      ----------------------
                                                      1997              1996
                                                      ----              ----
                                                       (Amounts in thousands)
Investments, available-for-sale, at fair value:
  Fixed maturities                                  $1,082,708     $1,063,703
  Equity securities                                      1,745            925
                                                     ---------     ----------
    Total investments - Note 4                       1,084,453      1,064,628
Cash and cash equivalents                               31,268         18,078
Accrued investment income                               20,008         18,549
Premiums receivable                                     71,494         71,308
Reinsurance receivables and recoverables                70,050         79,183
Prepaid reinsurance premiums                            32,154         33,020
Deferred income taxes - Note 5                         126,877        190,857
Deferred policy acquisition costs - Note 6              11,510          9,127
Other assets                                            34,640         29,005
                                                    ----------      ---------
                                                    $1,482,454     $1,513,755
                                                    ----------      ---------
                                                    ----------      ---------




See accompanying notes to financial statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         LIABILITY AND STOCKHOLDERS' EQUITY



                                                                DECEMBER 31,
                                                         -------------------------
                                                          1997                1996
                                                         ------               -----
                                                  (Amounts in thousands, except share data)

Unpaid losses and loss adjustment expenses - Note 8    $ 437,887          $  543,529
Unearned premiums                                        233,402             231,141
Bank loan payable - Note 9                               157,500             175,000
Claims checks payable                                     35,569              36,445
Reinsurance payable                                       19,347              19,730
Other liabilities                                         15,788              20,203
                                                        --------           ---------
      Total liabilities                                  899,493           1,026,048

Commitments and contingencies - Notes 11 and 14
Stockholders' equity - Notes 12 and 17
   Capital Stock
      Preferred stock, par value $1.00 per share;
      authorized 500,000 shares, none issued

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      authorized 376,126 shares, outstanding
      224,950 shares - Note 17                           224,950             224,950

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 51,636,361
      in 1997 and 51,520,006 in 1996                      71,230              70,263

      Common stock warrants - Note 17                     16,000              16,000

   Unrealized investment gains, net - Note 4              20,298               2,820
   Retained earnings                                     250,483             173,674
                                                      ----------          -----------
      Total stockholders' equity                         582,961             487,707
                                                      ----------          -----------
                                                      $1,482,454          $1,513,755
                                                      ----------          -----------
                                                      ----------          -----------






See accompanying notes to financial statements.

                          20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                             1997           1996           1995
                                                             -----          -----          -----
                                                       (Amounts in thousands, except per share data)
REVENUES

Net premiums earned - Note 10                            $785,989       $856,628     $  963,797
Net investment income - Note 4                             73,463         73,178         81,658
Realized investment gains - Note 4                          4,071          7,287         10,207
                                                         --------       ---------     ----------
                                                          863,523        937,093      1,055,662

LOSSES AND EXPENSES

Net losses and loss adjustment
    expenses - Note 8                                     607,775        734,735        851,602
Policy acquisition costs - Note 6                          44,851         38,175         38,647
Other operating expenses                                   29,047         41,496         48,311
Interest and fees expense - Note 9                         13,722         14,260         15,897
                                                         --------       ---------     ----------
                                                          695,395        828,666        954,457
                                                         --------       ---------     ----------
Income before federal
   income taxes                                           168,128        108,427        101,205
Federal income taxes - Note 5                              57,199         34,370         31,575
                                                         --------       ---------     ----------
   NET INCOME                                            $110,929       $ 74,057       $ 69,630
                                                         --------       ---------     -----------
                                                         --------       ---------     -----------
BASIC EARNINGS PER COMMON
   SHARE - Note 3                                        $   1.76       $   1.05       $   0.97
                                                         --------       ---------     -----------
                                                         --------       ---------     -----------
DILUTED EARNINGS PER COMMON
   SHARE - Note 3                                        $   1.37       $   0.92       $   0.90
                                                         --------       ---------     -----------
                                                         --------       ---------     -----------


See accompanying notes to financial statements.

                                20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Amounts in thousands, except per share data)

                                           Convertible
                                         Preferred Stock        Common Stock                          Unrealized
                                          $1 Par Value            Without            Common           Investment
                                            Per Share             Par Value           Stock             Gains           Retained
                                             Amount                Amount           Warrants           (Losses)         Earnings
                                         ---------------        -------------     -----------        ------------    -------------
Balance at January 1, 1995                   $200,000               $69,340         $16,000           $(39,777)        $ 72,381
Net income for the year                                                                                                  69,630
   Issuance of Series A
     Preferred Stock - Note 17                 24,950                                                                    (4,950)
   Cash dividends paid on
     preferred stock                                                                                                    (14,623)
   Other                                                                465                             73,285             (116)
                                        ----------------        -------------     -----------        ------------     -------------
Balance at December 31, 1995                  224,950                69,805          16,000             33,508          122,322
   Net income for the year                                                                                               74,057
   Cash dividends paid on common
     stock  ($.05 per share)                                                                                             (2,576)
   Cash dividends paid on
     preferred stock                                                                                                    (20,245)
   Other                                                                458                            (30,688)             116
                                        ----------------        -------------      -----------       -------------     ------------
Balance at December 31, 1996                  224,950                70,263          16,000              2,820          173,674
   Net income for the year                                                                                              110,929
   Cash dividends paid on common
     stock ($.25 per share)                                                                                             (12,906)
   Cash dividends paid on
      preferred stock                                                                                                   (20,245)
   Other                                                                967                             17,478             (968)
                                        ---------------         --------------     ------------      -------------    -------------
Balance at December 31, 1997                 $224,950               $71,230         $16,000            $20,298         $250,483
                                        ---------------         --------------     ------------      -------------    -------------
                                        ---------------         --------------     ------------      -------------    ------------


See accompanying notes to financial statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1997           1996           1995
                                                                --------       --------       --------
                                                                        (Amounts in thousands)
OPERATING ACTIVITIES:

Net income                                                     $ 110,929      $  74,057     $  69,630
Adjustments to reconcile net income
to net cash provided by (used in) operating
activities:

Provision for depreciation and amortization                        5,598          4,679         6,555
Provision for deferred income taxes                               54,569         31,835        30,856
Realized gains on sale of investments                             (4,071)        (7,287)      (10,207)
Federal income taxes                                                 502         (1,430)       74,718
Reinsurance balances                                               9,616        (38,512)      (73,163)
Unpaid losses and loss adjustment expenses                      (105,642)       (41,305)     (171,409)
Unearned premiums                                                  2,261        (57,786)       (9,592)
Claims checks payable                                               (876)       (12,861)      (21,419)
Proposition 103 payable                                               -              -        (78,307)
Other                                                             (3,213)        20,361        27,693
                                                                --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                                      69,673        (28,249)     (154,645)

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)

                                                                        YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1997           1996           1995
                                                                --------       --------       --------
                                                                        (Amounts in thousands)
INVESTING ACTIVITIES:
  Investments available-for-sale:
    Purchases                                                  $(660,903)     $(631,428)    $(666,203)
    Called or matured                                              6,981         17,190        33,308
    Sales                                                        664,675        636,419       570,443
  Net purchases of property and
    equipment                                                    (16,585)        (3,642)       (2,505)
                                                                --------       --------       --------
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                      (5,832)        18,539       (64,957)

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                           -              -         20,000
  Proceeds from (repayments of) bank loan                        (17,500)            -         15,000
  Dividends paid                                                 (33,151)       (22,821)      (14,623)
                                                                --------       --------       --------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                      (50,651)       (22,821)       20,377
                                                                --------       --------       --------
Net increase (decrease) in cash                                   13,190        (32,531)     (199,225)

Cash and cash equivalents, beginning of year                      18,078         50,609       249,834
                                                                --------       --------       --------
Cash and cash equivalents, end of year                           $31,268        $18,078       $50,609
                                                                --------       --------       --------
                                                                --------       --------       --------



See accompanying notes to financial statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997

NOTE 1.   DESCRIPTION OF BUSINESS


    20th Century Industries, through its wholly-owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company (collectively, the "Company"), is engaged in the sale of private passenger automobile, homeowners and personal excess liability insurance policies in the state of California. In accordance with an order from state insurance regulators, no new homeowner and condominium policies have been written since July 23, 1994 and beginning July 24, 1996, the Company was required to begin non-renewing these policies. On February 15, 1997, pursuant to regulatory approval granted in December 1996, the Company resumed renewing its approximately 68,000 remaining homeowner policies. All condominium policies expired in July 1997.


NOTE 2.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation and Presentation


     The accompanying consolidated financial statements include the accounts and operations of 20th Century Industries and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which differ from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.
Actual results could differ from these estimates.


Investments

     The Company classifies its investment portfolio as available-for-sale and carries it at fair value with unrealized gains and losses, net of any tax effect, reported as a separate component of stockholders' equity.

     Fair values for fixed maturity and equity securities are based on quoted market prices. When investment securities are sold, the cost used to determine any realized gain or loss is based on specific identification.

     The Company's 49% interest in 20th Century Insurance Company of Arizona, which is a joint venture between the Company and American International Group, Inc. ("AIG") and which began operations in August 1996, has a carrying value of $2,559,000 at December 31, 1997, and is included in other assets in the consolidated balance sheet. The Company's equity in the 1997 net loss of this venture amounted to $656,000 and is included in investment income in the consolidated statement of income.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and short-term investments in demand deposits having a maturity of three months or less at the date of purchase.


Recognition of Revenues

     Insurance premiums are recognized as revenue pro rata over the terms of the policies. The unearned portion is included in the balance sheet as a liability for unearned premiums.

Losses and Loss Adjustment Expenses

    The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation, which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any adjustments resulting therefrom are reflected in current earnings.

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


New Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, became effective for periods ending after December 15, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common stock equivalents and other dilutive securities (i.e. options, warrants and convertible securities). Diluted earnings per share is very similar to the previously reported fully diluted earnings per share in that it includes the effects of all dilutive instruments meeting certain requirements. All earnings per share amounts for all prior periods have been restated to conform to the SFAS No. 128 requirements. Additional financial statement disclosures required by SFAS No. 128 are included in Note 3.

    In 1997, the Financial Accounting Standards Board also issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company plans to adopt these statements effective March 31, 1998 and December 31, 1998, respectively. The Company believes that neither of these statements will require disclosure of any significant information beyond that already provided in the Company's financial statements.

     NOTE 3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1997           1996           1995
                                                        ----------     ----------     -----------
                                                      (Amounts in thousands, except per share data)
Numerator:
  Net income                                             $110,929        $74,057        $69,630
  Preferred stock dividends                               (20,245)       (20,245)       (19,573)
                                                        ----------     ----------     -----------
Numerator for basic earnings per share -
  income available to common stockholders                 $90,684        $53,812        $50,057

Effect of dilutive securities:
   Dividends on convertible preferred stock *              20,245            -              -
                                                        ----------     ----------     -----------
Numerator for diluted earnings per share -
  income available to common stockholders
  after assumed conversions                              $110,929        $53,812        $50,057
                                                        ----------     ----------     -----------
Denominator:
  Denominator for basic earnings per share -
   weighted-average shares outstanding                     51,500         51,465         51,450
Effect of dilutive securities:
Restricted stock grants                                       121             49             44
Employee stock options                                        171             42             17
Warrants                                                    9,079          7,092          3,884
Convertible preferred stock *                              19,854            -              -
                                                        ----------     ----------     -----------
Dilutive potential common shares                           29,225          7,183          3,945

Denominator for diluted earnings per share -
adjusted weighted-average shares outstanding               80,725         58,648         55,395
                                                        ----------     ----------     -----------
Basic earnings per share                                    $1.76          $1.05          $0.97
                                                        ----------     ----------     -----------
Diluted earnings per share                                  $1.37          $0.92          $0.90
                                                        ----------     ----------     -----------


* For 1996 and 1995, the effect of the convertible preferred stock would be anti-dilutive and, therefore, it is not included in the calculation of diluted earnings per share for those periods.

NOTE 4.   INVESTMENTS

A summary of net investment income is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1997      1996      1995
                                                  --------  --------  -------
                                                     (Amounts in thousands)
Interest on fixed maturities                      $72,140   $71,996   $74,286
Interest on cash equivalents                        2,333     2,170     8,049
Other                                                (654)     (183)      109
                                                  -------   -------   -------
   Total investment income                         73,819    73,983    82,444
Investment expense                                    356       805       786
                                                  -------   -------   -------
   Net investment income                          $73,463   $73,178   $81,658
                                                  -------   -------   -------
                                                  -------   -------   -------

A summary of realized investment gains and losses before income taxes is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1997      1996      1995
                                                  --------  --------  -------
                                                     (Amounts in thousands)
Fixed maturities available-for-sale:

    Gross realized gains                          $ 6,958   $ 9,608   $12,080
    Gross realized losses                          (2,887)   (2,321)   (2,321)
                                                  --------  --------  -------
Net realized investment gains                     $ 4,071   $ 7,287   $10,207
                                                  --------  --------  -------
                                                  --------  --------  -------


    The amortized cost, gross unrealized gains and losses, and fair values of investments as of December 31, 1997 and 1996, respectively, are as follows:

                                                         Gross        Gross
                                         Amortized     Unrealized    Unrealized       Fair
1997                                        Cost         Gains        Losses         Value
----                                     ----------    ----------    ----------    -----------
                                                        (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                           $    6,735     $    45       $   22        $    6,758
Obligations of states and
   political subdivisions                    36,680       2,843          -              39,523
Public utilities                            171,060       4,347          233           175,174
Corporate securities                        838,500      23,688          935           861,253
                                         ----------     -------       ------        ----------
      Total fixed maturities              1,052,975      30,923        1,190         1,082,708
Equity securities                               250       1,495          -               1,745
                                         ----------     -------       ------        ----------
      Total investments                  $1,053,225     $32,413       $1,190        $1,084,453
                                         ----------     -------       ------        ----------
                                         ----------     -------       ------        ----------

1996
----

U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                          $   11,906     $    57       $   78        $   11,885
Obligations of states and
   political subdivisions                   287,277       5,776          926           292,127
Public utilities                            164,509       1,330        2,165           163,674
Corporate securities                        596,346       6,002        6,331           596,017
                                         ----------     -------       ------        ----------
      Total fixed maturities              1,060,038      13,165        9,500         1,063,703
Equity securities                               250         675          -                 925
                                         ----------     -------       ------        ----------
      Total investments                  $1,062,088     $13,840       $9,500        $1,064,628
                                         ----------     -------       ------        ----------
                                         ----------     -------       ------        ----------

    The amortized cost and fair value of the Company's fixed maturity investments at December 31, 1997 are summarized, by contractual maturity, as follows:

(Amounts in thousands)                            Available-for-sale
                                                  ------------------
                                          Amortized                  Fair
Fixed maturities due:                        Cost                    Value
---------------------                     ---------                  ------
1998                                    $    3,099               $    3,125
1999 - 2002                                 42,202                   43,297
2003 - 2007                                778,885                  798,052
2008 - 2017                                228,378                  237,800
2018 and after                                 411                      434
                                        ----------               ----------
      Total                             $1,052,975               $1,082,708
                                        ----------               ----------
                                        ----------               ----------


Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepayment obligations with or without call or prepayment penalties.

     The changes in unrealized gains (losses) on investments available-for-sale for 1997, 1996 and 1995 total $17,478,000, $(30,688,000) and $73,285,000, net of deferred income taxes (benefits) of $9,411,000, $(16,524,000) and $39,461,000, respectively.

NOTE  5.  FEDERAL INCOME TAXES

     Federal income tax expense consists of:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                   1997       1996      1995
                                                   ----       ----      ----
                                                     (Amounts in thousands)
Current tax expense                              $ 2,630    $ 2,535   $   719
Deferred tax expense                              54,569     31,835    30,856
                                                 -------    -------   -------
                                                 $57,199    $34,370   $31,575
                                                 -------    -------   -------
                                                 -------    -------   -------

The Company's net deferred income tax asset is comprised of:

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                      1997          1996
                                                      ----          ----
                                                    (Amounts in thousands)
Deferred tax assets:
   Net operating loss carryforward                 $ 94,981       $142,422
   Unearned premiums                                 14,087         16,180
   Unpaid losses and loss adjustment expenses         9,811         13,170
   Alternative minimum tax credit                    13,927         11,200
   Salvage and subrogation                            3,322          7,506
   Non-qualified retirement plans                     3,291          3,063
   Other                                              2,416          2,058
                                                   --------       --------
                                                    141,835        195,599
                                                   --------       --------
                                                   --------       --------

Deferred tax liabilities:
   Deferred policy acquisition costs                  4,028          3,223
   Unrealized investment gains                       10,930          1,519
                                                   --------       --------
                                                     14,958          4,742
                                                   --------       --------

Net deferred tax asset                             $126,877       $190,857
                                                   --------       --------
                                                   --------       --------

    Ordinarily, the Company's principal deferred tax assets arise from the discounting of loss reserves for tax purposes, which delays a portion of the loss deduction, and from the acceleration of 20% of the unearned premium reserve into taxable income before it is earned. As of December 31, 1997, the Company has a net operating loss carryforward of approximately $271,000,000 for regular tax purposes and $141,000,000 for alternative minimum tax purposes expiring in the year 2009 and an alternative minimum tax credit carryforward of $13,927,000. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In order to realize the net deferred tax asset, the Company must have the ability to generate sufficient future taxable income to realize the tax benefits. Taxable income for 1997, 1996 and 1995 totaled $273.5 million, and except for the losses arising from the Northridge Earthquake in 1994, the Company has been profitable for each of the past 10 years. Over the last five years, the Company's combined ratio has been approximately 96% excluding the Northridge Earthquake, and net investment income has averaged approximately $82 million a year over the same five year period. Historically, the Company has generated almost all of its profits from its automobile line of business. The Company exited the earthquake line of business in 1995, which substantially eliminated the Company's exposure to future earthquake catastrophes.

     The Company believes that because of its historically strong earnings performance, and the tax planning strategies available, it is more likely than not that the Company will realize the benefit of the deferred tax asset, and therefore, no valuation allowance has been established.

     A reconciliation of income tax computed at the federal statutory tax rate, which was 35% for 1995 through 1997, to total income tax expense follows:

                                                             YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                      1997             1996            1995
                                                ---------------  ---------------  ---------------
                                                             (Amounts in thousands)
Federal income taxes at
   statutory rate............................       $58,845          $37,949           $35,422

Decrease due to:
   Tax-exempt income, net....................        (1,354)          (4,472)           (3,520)
    Other....................................          (292)             893              (327)
                                                ---------------  ---------------  ---------------
Federal taxes on income......................       $57,199          $34,370           $31,575
                                                ---------------  ---------------  ---------------
                                                ---------------  ---------------  ---------------

     Payments for income taxes were $3,150,000, $2,367,500 and $65,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6.   POLICY ACQUISITION COSTS

     Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations:

                                                            YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                      1997            1996             1995
                                                ---------------  ---------------  ---------------
                                                             (Amounts in thousands)
Deferred policy acquisition costs
   at beginning of year.......................      $ 9,127          $10,481          $14,776
Acquisition costs deferred....................       47,234           36,821           34,352
                                                ---------------  ---------------  ---------------
                                                     56,361           47,302           49,128
Acquisition costs amortized and
   charged to income during the year..........       44,851           38,175           38,647
                                                ---------------  ---------------  ---------------
Deferred policy acquisition costs
   at end of year.............................      $11,510          $ 9,127          $10,481
                                                ---------------  ---------------  ---------------
                                                ---------------  ---------------  ---------------

NOTE 7.   EMPLOYEE BENEFITS

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

     The net periodic pension cost for these plans was $4,012,000, $3,925,000 and $3,147,000 in 1997, 1996 and 1995, respectively. Accrued pension costs included in the consolidated balance sheets at December 31, 1997 and 1996 are $2,521,000 and $4,073,000, respectively.

Savings and Security Plan

     The Company sponsors a contributory savings and security plan for eligible employees. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee. Contributions charged against operations were $2,697,000, $2,556,000 and $2,376,000 in 1997, 1996 and 1995, respectively.

NOTE 8.   LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    The following table provides a reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses ("LAE"):

                                                                 1997            1996              1995
                                                           ---------------  ---------------  ---------------
                                                                        (Amounts in thousands)
Reserves for losses and LAE, net of reinsurance
  recoverables, at beginning of year......................     $489,033        $552,320        $  755,101

Add:
  Provision for unpaid losses and LAE for claims
      occurring, in the current year,
      net of reinsurance..................................      672,402         760,325           891,066
  Decrease in provision for insured
      events of prior years, net of reinsurance...........      (64,627)        (25,590)          (39,464)
                                                           ---------------  ---------------  ---------------
  Total incurred losses and loss adjustment
      expenses, net of reinsurance........................      607,775         734,735           851,602

Deduct losses and LAE payments for claims,
  net of reinsurance, occurring during:
    The current year......................................      403,676         446,037           534,414
    Prior years...........................................      304,714         351,985           519,969
                                                           ---------------  ---------------  ---------------
  Total payments, net of reinsurance......................      708,390         798,022         1,054,383
                                                           ---------------  ---------------  ---------------

Reserve for unpaid losses and LAE, net of
  reinsurance recoverables, at year end...................      388,418         489,033           552,320
Reinsurance recoverables on unpaid
  losses, at year end.....................................       49,469          54,496            32,514
                                                           ---------------  ---------------  ---------------
Reserves for losses and LAE, gross of
  reinsurance recoverables on unpaid losses,
  at year end.............................................     $437,887        $543,529        $  584,834
                                                           ---------------  ---------------  ---------------
                                                           ---------------  ---------------  ---------------

     As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $64,627,000, $25,590,000 and $39,464,000 in 1997, 1996 and 1995,
respectively, due to a combination of improvements in the claims handling process and unanticipated decreases in frequency and severity. The 1997, 1996 and 1995 decreases in provisions for insured events of prior years is offset by increases in losses related to the Northridge Earthquake of $24.75 million, $40 million and $60 million, respectively.

NOTE  9.  BANK LOAN PAYABLE

     The Company has entered into a revolving credit facility ("the Facility") that provides an aggregate commitment of $157.5 million at December 31, 1997. The commitment decreases by $11.25 million on the first day of each quarter until April 1, 2001. Principal repayments are required when total outstanding advances exceed the aggregate commitment. The Company may prepay principal amounts of the advances, as well as voluntarily cause the aggregate commitment to be reduced at any time during the term of the Facility.

     As of December 31, 1997, the Company's outstanding advances against the Facility totaled $157.5 million, which approximates its fair value. Interest is charged at a variable rate based, at the option of the Company, on either (1) the contractually defined Alternate Base Rate ("ABR") plus a margin of 0.25% or
(2) the Eurodollar Rate plus a margin of 1.00%. Margins are adjusted in relation to certain financial and operational levels of the Company. The ABR is defined as a daily rate which is the higher of (a) the prime rate for such day or (b) the Federal Funds Effective Rate for such day plus .5% per annum. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the Facility.
At December 31, 1997, the annual interest rate for the specified interest period was approximately 6.7%. Interest paid was $12,758,000 in 1997, $9,813,000 in 1996 and $12,636,000 in 1995.

NOTE 10.  REINSURANCE

     Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. It is the Company's policy to hold collateral under related reinsurance agreements in the form of letters of credit for unpaid losses for all reinsurers not licensed to do business in the Company's state of domicile.

     The effect of reinsurance on premiums written and earned is as follows (amounts in thousands):

                                        YEARS ENDED DECEMBER 31,
               ---------------------------------------------------------------------------------
                         1997                      1996                        1995
               ------------------------- ------------------------- -----------------------------
                 Written       Earned      Written       Earned       Written         Earned
               ------------ ------------ ------------ ------------ -------------- --------------
Gross.........   $901,769     $899,506     $929,843     $987,628     $1,063,962     $1,073,556
Ceded.........   (113,169)    (113,517)    (101,850)    (131,000)      (137,345)      (109,759)
               ------------ ------------ ------------ ------------ -------------- --------------
Net...........   $788,600     $785,989     $827,993     $856,628       $926,617       $963,797
               ------------ ------------ ------------ ------------ -------------- --------------
               ------------ ------------ ------------ ------------ -------------- --------------

    Losses and loss adjustment expenses have been reduced by reinsurance ceded as follows (amounts in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
                                               1997          1996          1995
                                           ------------  ------------  ------------
Gross losses and loss
   adjustment expenses incurred              $688,436      $839,146      $921,104
Ceded losses and loss
   adjustment expenses incurred               (80,661)     (104,411)      (69,502)
                                           ------------  ------------  ------------
Net losses and loss
   adjustment expenses incurred              $607,775      $734,735      $851,602
                                           ------------  ------------  ------------
                                           ------------  ------------  ------------

           In connection with an investment agreement executed in 1994 with AIG (see Note 17), each of the Company's insurance subsidiaries entered into a five-year quota share reinsurance agreement with an AIG affiliate to provide coverage for all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, 10% of each subsidiary's premiums earned and losses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 are ceded. The majority of the Company's reinsurance receivables are due from the AIG affiliate. At the end of the five-year period, the AIG affiliate may elect to renew the agreement annually at declining coverage percentages. Ceding commissions of 9.36%, 9.13% and 10.8% were earned by the insurance subsidiaries for 1997, 1996 and 1995, respectively. The ceding commission is adjusted annually to equal the prior year's gross SAP underwriting expense ratio.

    In 1996, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with F&G Re and Risk Capital Re covering the homeowner and condominium lines of business. This agreement covers, for a one-year policy term, all business in force as of July 1, 1996 plus renewal business attaching between July 1, 1996 and July 23, 1996, effectively terminating with the expiration of the underlying, one-year policies. Under this contract, 100% of each subsidiary's homeowner and condominium unearned premium reserves as of June 30, 1996 were ceded 50/50 to F&G Re and Risk Capital Re, a total of $33.3 million. Additionally, 100% of written premiums and incurred losses and allocated loss adjustment expenses subsequent to June 30, 1996, on covered policies, are ceded under this contract. The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio. In both 1997 and 1996, the Company earned commissions at a rate of 12.5% on this treaty. Homeowner policies renewed February 15, 1997 and subsequent are covered in full by quota share reinsurance agreements with three reinsurers, as follows:
National Union Fire Insurance Co. of Pittsburgh, PA (50%), a subsidiary of AIG, F&G Re (25%) and Risk Capital Re Company (25%). The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio. In 1997, the Company earned commissions at a rate of 14% on this treaty.

    The Company has a quota share treaty for its Personal Excess Liability Policy line whereby it cedes 60% of premiums and losses. After the effect of the 10% quota share treaty with AIG discussed earlier, the Company effectively retains 36% of the risk for this line.

NOTE 11.   LEASE COMMITMENTS

           The Company leases office space in a building in Woodland Hills, California. The lease was amended in October 1994, extending the lease term until November 1999. The lease may be renewed for two consecutive five-year periods. The Company also leases office space in several other locations throughout California, primarily for claims servicing.

           Minimum rental commitments under the Company's lease obligations are as follows:

                     1998........................   $11,394,868
                     1999........................   $10,698,643
                     2000........................   $ 4,424,956
                     2001........................   $ 3,110,794
                     2002........................   $ 2,083,928
                     Thereafter..................   $   609,259

           Rental expense charged to operations for the years ended December 31, 1997, 1996 and 1995 were $11,969,000, $11,243,000, and $12,062,000, respectively.

NOTE 12.   STOCKHOLDERS' EQUITY

           The Company's insurance subsidiaries are subject to restriction as to the amount of dividends which may be paid to the parent company within any one year without the approval of the California Department of Insurance ("DOI"). The California Insurance Code provides that amounts may be paid as dividends from earned surplus on an annual, noncumulative basis, without prior approval by the DOI, up to the greater of (1) net income for the preceding year, or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31. Earned surplus available for dividends as of December 31, 1997 was approximately $175 million.

           Surplus of the insurance subsidiaries on a statutory basis at December 31, 1997 and 1996 was $548,043,000 and $436,367,000, respectively.
Statutory net income for the insurance subsidiaries was $178,727,000, $121,780,000, and $118,562,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 13.   STOCK-BASED COMPENSATION

           The Company has two separate stock compensation plans: the 1995 Stock Option Plan, which provides for grants of stock options to key employees and non-employee directors of the Company, and the Restricted Shares Plan, which provides for stock grants to key employees.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under APB 25, the fair value of stock grants made under the Restricted Shares Plan is amortized to expense over the vesting periods of the grants. SFAS No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement.

1995 Stock Option Plan

    The aggregate number of common shares issued and issuable under the Plan currently is limited to 4,000,000. All options granted have ten year terms and vest over various future periods.

    Exercise prices for options outstanding at December 31, 1997 ranged from $12.50 to $22. The weighted average remaining contractual life of those options is 8.7 years.

    A summary of the Company's stock option activity and related information follows:

                                                                     Weighted-Average
                                                         Number of       Exercise
                                                          Options         Price
                                                        ----------   -----------------
Options outstanding January 1, 1995                           -
Granted in 1995                                           180,000        $12.56
                                                        ---------
Options outstanding December 31, 1995                     180,000        $12.56
Granted in 1996                                           396,500        $19.64
Exercised in 1996                                          (8,000)       $12.50
Forfeited in 1996                                         (27,000)       $19.33
                                                        ---------
Options outstanding December 31, 1996                     541,500        $17.41
Granted in 1997                                           649,750        $19.81
Exercised in 1997                                         (27,000)       $17.14
Forfeited in 1997                                         (12,500)       $17.68
                                                        ---------
Options outstanding December 31, 1997                   1,151,750        $18.76
                                                        ---------
                                                        ---------

    The Company's pro forma information using the Black-Scholes valuation model follows:

                                                1997       1996       1995
                                            ----------- ---------- ----------
Estimated weighted average of
   the fair value of options granted        $    7.90    $  10.70   $   6.27
Pro forma net income (in 000's)             $ 108,541    $ 70,522   $ 69,211
Pro forma earnings per share - Basic        $    1.71    $   0.98   $   0.96
                             - Diluted      $    1.34    $   0.86   $   0.90

    For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates of 6.5% for 1997 and 1996 and 6.6% for 1995; dividend yields ranging from 1.14% to 1.44% in 1997, from 1.0% to 1.3% in 1996 and from 1.5% to 1.6% in 1995; volatility factors of the expected market price of the Company's common stock of .27, .39 and .43 for 1997, 1996 and 1995, respectively; and a weighted average expected life of the options of 8 years in 1997 and 10 years in 1996 and 1995.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

Restricted Shares Plan

     The Restricted Shares Plan currently provides for grants of up to 921,920 shares of common stock to be made available to key employees as determined by the Key Employee Incentive Committee of the Board of Directors. The common shares are restricted for five years retroactive to the first day of the year of grant. Restrictions are removed on 20% of the shares of each employee on January 1 of each of the five years following the year of grant. At December 31, 1997, 205,519 common shares remain available for future grants. Upon issuance of grants of common shares under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year vesting period of the grant. Amortization of the unearned compensation was $534,900, $365,500 and $550,000 in 1997, 1996 and 1995,
respectively. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under Statement 123 and, therefore, pro forma net income and earnings per share amounts would be unchanged from those reported in the financial statements.

    A summary of grants under the plan from 1995 through 1997 follows:

                                                      Common           Market Price Per
                                                      Shares       Share on Date of Grant
                                                    ----------     ----------------------
           Outstanding, January 1, 1995               63,172
           Granted in 1995                            35,813               $11.17
           Vested in 1995                            (40,224)
           Canceled or forfeited                     (14,878)
                                                    ----------
           Outstanding, December 31, 1995             43,883
           Granted in 1996                            18,600               $19.63
           Vested in 1996                            (13,800)
           Canceled or forfeited                         -
                                                    ----------
           Outstanding, December 31, 1996             48,683
           Granted in 1997                            89,355            $16.50-$17.50
           Vested in 1997                            (18,444)
           Canceled or forfeited                         -
                                                    ----------
           Outstanding, December 31, 1997            119,594
                                                    ----------
                                                    ----------


NOTE 14.  LITIGATION

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

NOTE 15.  PROPOSITION 103

     In accordance with a settlement with the DOI in 1995 regarding rebate liabilities associated with Proposition 103, the Company offset a portion of the 1995 increase in earthquake losses associated with the 1994 Northridge Earthquake (see Note 16) with $32 million in funds previously set aside for potential Proposition 103 rebates. In addition, as part of the settlement, the Company contributed $30 million to the surplus of the insurance subsidiaries with funds obtained from the existing bank credit facility and from the issuance of 20,000 additional shares of preferred stock to AIG (see Notes 9 and 17, respectively).

NOTE 16.  NORTHRIDGE EARTHQUAKE

     The Northridge Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company. The Company has recorded additional losses related to the 1994 event of $24.75 million, $40 million and $60 million in 1997, 1996, and 1995, respectively. In accordance with the terms of a settlement with the California Department of Insurance, the Company offset a portion of the 1995 increase in earthquake losses with $32 million in funds previously set aside for potential Proposition 103 rebates (see Note 15).

NOTE 17.  CAPITAL TRANSACTIONS

     On December 16, 1994, the Company received $216 million of equity capital from AIG and, in exchange, issued (i) 200,000 shares of Series A 9% Convertible Preferred Stock, par value $1.00 per share, at a price and liquidation value of $1,000 per share and convertible into common shares at a conversion price of $11.33 per share, and (ii) 16,000,000 Series A Warrants to purchase an aggregate 16,000,000 shares of the Company's Common Stock, initially at $13.50 per share subject to a formula that resulted in a permanent reduction to $9.10 per share. In 1995, an additional 20,000 shares of preferred stock were issued to AIG in exchange for $20,000,000 of equity capital. In addition, preferred stock dividends in kind of $4,950,000, representing 4,950 additional shares, were issued on June 26, 1995. The Common Stock Warrants are generally exercisable from February

1998 to February 2007. There are no restrictions on the redemption of the Convertible Preferred Stock shares.

NOTE 18.  UNAUDITED QUARTERLY  RESULTS OF OPERATIONS

     The summarized unaudited quarterly results of operations were as follows:


                                                     QUARTER ENDED
                                  -----------------------------------------------------------
                                     MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                  ------------   ------------  -------------  ---------------
                                         (Amounts in thousands, except per share data)
1997
----
Net premiums earned                $  194,969     $  195,107     $  197,676     $  198,237

Investment income                  $   17,835     $   18,400     $   18,612     $   18,616

Realized gains                     $    1,072     $      471     $    1,452     $    1,076

Net income                         $   26,872     $   31,507     $   33,218     $   19,332

Basic earnings
  per common share                 $     0.42     $     0.51     $     0.55     $     0.28

Diluted earnings
  per common share                 $     0.34     $     0.39     $     0.41     $     0.23

1996
----
Net premiums earned                $  232,628     $  225,068     $  204,755     $  194,177

Investment income                  $   18,689     $   18,776     $   17,770     $   17,943

Realized gains                     $    2,588     $    1,310     $    2,642     $      747

Net income (loss)                  $   25,583     $   31,928     $   24,345     $   (7,799)

Basic earnings (loss)
   per common share                $     0.40     $     0.52     $     0.37     $    (0.25)

Diluted earnings (loss)
   per common share                $     0.32     $     0.41     $     0.31     $    (0.25)


     The quarterly earnings per share amounts do not necessarily add to annual amounts due to the changing dilutive effect of common stock equivalents as the price of the common stock fluctuates.

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128 (see Note 3).

     The second and fourth quarters of 1997 were impacted by pre-tax charges of $6.75 million and $18 million, respectively, in additional reserves related to the 1994 Northridge Earthquake.

    The fourth quarter of 1996 was impacted by pre-tax charges of $40 million in additional reserves related to the 1994 Northridge Earthquake. It was also adversely affected by weather-related claims amounting to approximately $8 million.

NOTE 19. RESULTS OF  OPERATIONS  BY  LINE OF  BUSINESS

     The following table presents premium revenue and underwriting profit
(loss) for the Company's insurance lines on a GAAP basis for the years ended December 31.

                                                           1997
                                                          ------
                                                       Homeowner       Personal
(Amounts in thousands)                      Auto    and Condominium  Excess Liability
                                        ----------  ---------------  ----------------
Gross premiums written                  $  871,996     $   27,367     $    2,406
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Premiums earned                         $  781,288     $    3,917     $      784
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Underwriting profit (loss)              $  134,130     $  (30,307)    $      493
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

                                                           1996
                                                          ------
                                                       Homeowner       Personal
(Amounts in thousands)                      Auto    and Condominium  Excess Liability
                                        ----------  ---------------  ----------------
Gross premiums written                  $  892,287     $   35,442     $    2,114
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Premiums earned                         $  831,963     $   23,893     $      772
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Underwriting profit (loss)              $   81,010     $  (39,705)    $      917
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

                                                           1995
                                                          ------
                                                       Homeowner       Personal
(Amounts in thousands)                      Auto    and Condominium  Excess Liability
                                        ----------  ---------------  ----------------
Gross premiums written                  $  991,969     $   69,847     $    2,146
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Premiums earned                         $  920,560     $   42,394     $      843
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Underwriting profit (loss)              $  103,744     $  (78,976)    $      469
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

AUTO. The $53.1 million increase in underwriting profit in 1997 compared to 1996 was largely the result of growth in the number of vehicles in force, relatively dry weather, and a continued strong decline in claim frequencies and severities. The $22.7 million decline in underwriting profit for the auto lines in 1996 compared to 1995 was caused principally by a $30 million benefit in 1995 from the reversal of amounts previously set aside for Proposition 103 rebates (see Note 15), and 1996 weather-related claims of approximately $8 million. In 1995, excluding earthquake-related claims and expenses, earthquake reinsurance reinstatements and Proposition 103 rebate adjustments, the underwriting profit for the auto lines would have been $73.8 million.

HOMEOWNER AND CONDOMINIUM. The 1997, 1996 and 1995 underwriting losses in these lines included respective provisions for additional earthquake reserves of $24.75 million, $40 million and $60 million, the latter of which was partially offset by a $2 million reduction in Proposition 103 rebates. Also affecting the three years was an overall decline in premium volume resulting from an order from the DOI. In addition, 1995 was impacted by first quarter weather-related losses of $14.2 million and earthquake-related catastrophe reinsurance premiums of $24 million.

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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1998 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1998 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1998 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1998 Annual Meeting of Shareholders pursuant to

Instruction G(3) of Form 10-K. There were no relationships or related party transactions which require disclosure.

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED WITH THIS REPORT                                                         PAGE
                                                                                              ----
     (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are filed as a part of this report:
         (i)  Report of independent auditors;  ................................................    39
         (i)  Consolidated balance sheets - December 31, 1997 and 1996;  ......................    40
         (i)  Consolidated statements of income - Years ended December 31 1997,
         1996, and 1995; ................................................ .....................    42
         (i)  Consolidated statements of stockholders' equity--Years ended
         December 31, 1997, 1996 and 1995;  ...................................................    43
         (i)  Consolidated statements of cash flows - Years ended December 31, 1997,
         1996 and 1995;  ......................................................................    44
         (i)  Notes to consolidated financial statements  .....................................    46


    (2)   SCHEDULES

     The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

     Schedule II - Condensed Financial Information of Registrant .........................     75


     Schedules I, III, IV, and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)   EXHIBITS REQUIRED

     The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are incorporated by reference as indicated below.

           3(a) Articles of Incorporation, as amended, incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1994

           3(b) By Laws, as amended, incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1996

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

     The following contract is incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1988:

           10(d) Amendment to 20th Century Industries Supplemental Executive Retirement Plan

     The following contracts are incorporated herein by reference from the Registrant's Form 8-K dated October 5, 1994:

           10(e) Letter of intent between the Company and American International Group, Inc.

           10(f) Stock Option Agreement between the Company and American International Group, Inc.

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

           10(g) Investment and Strategic Alliance Agreement between the Company and American International Group, Inc.

     The following contract is incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1994:

           10(h) Amendment No. 1 to Investment and Strategic Alliance Agreement between the Company and American International Group, Inc.

     The following contract is incorporated herein by reference from the Registrant's Form S-8 dated July 26, 1995:

           10(i) 20th Century Industries Stock Option Plan for eligible employees and non- employee directors

     The following contracts are incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1995:

           10(j) Amended and Restated Credit Agreement among the Company, Union Bank, The First National Bank of Chicago, et. al.

           10(k) Quota Share Reinsurance Agreement between the Company and American International Group, Inc., as amended

     The following contracts are incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1996:

           10(l)    Forms of Stock Option Agreements

           10(m)    Form of Restricted Shares Agreement

           10(n) 20th Century Industries Supplemental Executive Retirement Plan, as amended

           10(o) 20th Century Industries Pension Plan, 1994 Amendment and Restatement

           10(p)    Amendment No. 1 to 20th Century Industries Pension Plan

     The following exhibits are incorporated by reference or filed herewith as indicated:

           21 Subsidiaries of the Registrant, incorporated herein by reference from "Item 1. Business" in the Registrant's Form 10-K for the year ended December 31, 1997

           23       Consent of Independent Auditors, filed herewith

(a)  REPORTS  ON  FORM  8-K.

       There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                                                                    SCHEDULE  II
                      20TH CENTURY INDUSTRIES (PARENT COMPANY)
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE  SHEETS
                                       ASSETS



                                                                    DECEMBER 31,
                                                               1997           1996
                                                            ----------     ----------
                                                               (Amounts in thousands,
                                                                except share data)
Cash                                                        $   15,264     $   14,802
Prepaid loan fees                                                4,204          5,999
Other current assets                                             2,251          1,224
Accounts receivable from subsidiaries and affiliates,
     net of payables                                               -            3,610
Investment in non-consolidated insurance
     subsidiaries and affiliates at equity                     717,439        641,261
Other assets                                                    16,247         12,594
                                                            ----------     ----------
                                                            $  755,405     $  679,490
                                                            ----------     ----------
                                                            ----------     ----------

                   LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable and accrued expenses                       $   12,550     $   16,783
Accounts payable to subsidiaries and affiliates,
     net of receivables                                          2,394            -
Bank loan payable                                              157,500        175,000
                                                            ----------     ----------
     Total liabilities                                         172,444        191,783
                                                            ----------     ----------

Stockholders' equity:
     Capital Stock
      Preferred stock, par value $ 1.00 per share;
      authorized 500,000 shares, none issued

      Series A convertible preferred stock, par value
      $ 1.00 per share,  stated value $ 1,000 per share;
      authorized 376,126 shares, outstanding
      224,950 in 1997 and 1996                                 224,950        224,950

      Common stock, without par value; authorized
      110,000,000 shares, outstanding 51,636,361
      in 1997 and 51,520,006 in 1996                            71,230         70,263

      Common stock warrants                                     16,000         16,000

     Unrealized investment gains of
     insurance subsidiaries - net                               20,298          2,820

     Retained earnings                                         250,483        173,674
                                                            ----------     ----------
      Total stockholders' equity                               582,961        487,707
                                                            ----------     ----------
                                                            $  755,405     $  679,490
                                                            ----------     ----------
                                                            ----------     ----------

See note to condensed financial statements.

                                                                     SCHEDULE II
                      20TH CENTURY INDUSTRIES (PARENT COMPANY)
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               1997           1996           1995
                                                           -----------     ----------     ----------
                                                                  (Amounts in thousands, except
                                                                           per share data)
REVENUES

   Dividends received from subsidiaries                     $   69,000     $   43,000     $      -
   Interest                                                        (94)           339          1,390
   Other                                                           -              -            1,269
                                                           -----------     ----------     ----------
     Total                                                      68,906         43,339          2,659

EXPENSES
   Loan interest and fees                                       12,942         14,260         15,897
   General and administrative                                      991            621            544
                                                           -----------     ----------     ----------
     Total                                                      13,933         14,881         16,441

   Income (loss) before income tax refund                       54,973         28,458        (13,782)
     Refund of income taxes                                        (31)            (7)        (4,994)
                                                           -----------     ----------     ----------

   Net income (loss) before equity in
    undistributed income of subsidiaries                        55,004         28,465         (8,788)

   Equity in undistributed income of
    subsidiaries                                                55,925         45,592         78,418
                                                           -----------     ----------     ----------
    NET INCOME                                              $  110,929     $   74,057     $   69,630
                                                           -----------     ----------     ----------
                                                           -----------     ----------     ----------
   EARNINGS PER COMMON SHARE

    Basic                                                   $     1.76     $     1.05     $     0.97
                                                           -----------     ----------     ----------
                                                           -----------     ----------     ----------

    Diluted                                                 $     1.37     $     0.92     $     0.90
                                                           -----------     ----------     ----------
                                                           -----------     ----------     ----------

See note to condensed financial statements.

                                                                    SCHEDULE  II
                      20TH CENTURY INDUSTRIES (PARENT COMPANY)
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF CASH FLOWS


                                                                 YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1997           1996           1995
                                                         --------       --------       --------
                                                                     (Amounts in thousands)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    $62,990        $31,749       $(11,795)

INVESTING ACTIVITIES:

Capital contributed to 21st Century
  Casualty Company                                        $(2,000)          $-             $-

Capital contributed to 20th Century
  Insurance Company                                           -              -          (30,000)

Capital contributed to 20th Century Insurance
  Company of Arizona                                       (1,430)        (1,970)           -

Purchase of equipment                                      (8,576)        (1,126)        (1,472)

Proceeds from sale of equipment                               275            271            306
                                                         --------       --------       --------

NET CASH USED IN INVESTING ACTIVITIES                     (11,731)        (2,825)       (31,166)

FINANCING ACTIVITIES:

Proceeds from issuance of preferred stock                     -              -           20,000

Proceeds from (repayment of ) bank loan                   (17,500)           -           15,000

Dividends paid                                            (33,151)       (22,821)       (14,623)
                                                         --------       --------       --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                      (50,651)       (22,821)        20,377
                                                         --------       --------       --------
Net increase (decrease) in cash                               462          6,103        (22,584)

Cash, beginning of year                                    14,802          8,699         31,283
                                                         --------       --------       --------
Cash, end of year                                        $ 15,264       $ 14,802       $  8,699
                                                         --------       --------       --------
                                                         --------       --------       --------

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

NOTE 1 - DEBT AND OTHER DISCLOSURES

      The Company's outstanding advances against its revolving credit facility ("the Facility") totaled $157.5 million at December 31, 1997. Refer to Note 9 of the Notes to Consolidated Financial Statements for a more detailed explanation of the Facility.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        20TH CENTURY INDUSTRIES
                                              (Registrant)


Date:   March 19, 1998              By: /s/ William L. Mellick
                                        ----------------------------------
                                            William L. Mellick
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 19th of March, 1998.

            SIGNATURE                                 TITLE


                                      President and Chief Executive Officer
    /s/ William L. Mellick                 (Principal Executive Officer)
-----------------------------------
        William L. Mellick


                                              Senior Vice President
                                           and Chief Financial Officer
    /s/ Robert B. Tschudy                 (Principal Financial Officer)
-----------------------------------
        Robert B. Tschudy


                                                    Controller
    /s/ John M. Lorentz                   (Principal Accounting Officer)
-----------------------------------
        John M. Lorentz

            SIGNATURE                                 TITLE

    /s/ John B. De Nault                      Chairman of the Board
-----------------------------------
        John B. De Nault


    /s/ William H. Braddock                          Director
-----------------------------------
        William H. Braddock


    /s/ Stanley M. Burke                             Director
-----------------------------------
        Stanley M. Burke


    /s/ John B. De Nault, III                        Director
-----------------------------------
        John B. De Nault, III


    /s/ R. Scott Foster, M.D                         Director
-----------------------------------
        R. Scott Foster, M.D


    /s/ Rachford Harris                              Director
-----------------------------------
        Rachford Harris



    /s/ William L. Mellick              Chief Executive Officer and  Director
-----------------------------------
        William L. Mellick


    /s/ Robert M. Sandler                  Vice Chairman of the Board
-----------------------------------
        Robert M. Sandler


    /s/ Gregory M. Shepard                           Director
-----------------------------------
        Gregory M. Shepard


    /s/ Howard I. Smith                              Director
-----------------------------------
        Howard I. Smith


    /s/ Arthur H. Voss                               Director
-----------------------------------
        Arthur H. Voss