Form 10-Q
period 1998-03-31
20TH CENTURY INDUSTRIES
filed 1998-05-12
CIK 100331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter  Ended  March 31, 1998            Commission File Number 0-6964

                             20TH CENTURY INDUSTRIES
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                                         95-1935264
-------------------------------------------------------------------------------
    (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)                            Number)


  Suite 700, 6301 Owensmouth Avenue, Woodland Hills, California        91367
-------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code              (818) 704-3700

                                       None
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding at April 24, 1998
Common Stock, Without Par Value                   51,715,380 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 March 31,      December 31,
                                                    1998           1997
                                                    ----           ----
                                                (Unaudited)
                                                   (Amounts in thousands)
Investments, available-for-sale, at fair value:
        Fixed maturities                          $1,083,761   $1,082,708
        Equity securities                              1,781        1,745
                                                  ----------   ----------
             Total investments - Note 3            1,085,542    1,084,453

Cash and cash equivalents                             30,341       31,268
Accrued investment income                             18,670       20,008
Premiums receivable                                   72,682       71,494
Reinsurance receivables and recoverables              73,328       70,050
Prepaid reinsurance premiums                          33,942       32,154
Deferred income taxes - Note 4                       113,595      126,877
Deferred policy acquisition costs                     11,145       11,510
Other assets                                          39,767       34,640
                                                  ----------   ----------
                                                  $1,479,012   $1,482,454
                                                  ----------   ----------
                                                  ----------   ----------



See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   March 31,     December 31,
                                                                                     1998           1997
                                                                                     ----           ----
                                                                                 (Unaudited)
                                                                           (Amounts in thousands, except share data)

Unpaid losses and loss adjustment expenses                                        $  418,638   $  437,887
Unearned premiums                                                                    232,921      233,402
Bank loan payable                                                                    146,250      157,500
Claims checks payable                                                                 33,014       35,569
Reinsurance payable                                                                   25,172       19,347
Other liabilities                                                                     23,332       15,788
                                                                                  ----------   ----------
       Total liabilities                                                             879,327      899,493
                                                                                  ----------   ----------
Stockholders' equity
       Capital stock
              Preferred stock, par value $1.00 per
                  share; authorized 500,000 shares,
                  none issued

              Series A convertible preferred stock, par value
                 $1.00 per share, stated value $1,000 per
                 share; authorized 376,126 shares, out-
                 standing 224,950 in 1998 and 1997                                   224,950      224,950

              Common stock without par value;
                 authorized 110,000,000 shares, out-
                 standing 51,695,879 in 1998 and
                 51,636,361 in 1997                                                   71,778       71,230

              Common stock warrants                                                   16,000       16,000
       Retained earnings                                                             268,120      250,483
       Accumulated other comprehensive income                                         18,837       20,298
                                                                                  ----------   ----------
               Total stockholders' equity                                            599,685      582,961
                                                                                  ----------   ----------
                                                                                  $1,479,012   $1,482,454
                                                                                  ----------   ----------
                                                                                  ----------   ----------

See accompanying notes to financial statements

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                           Three Months Ended March 31,
                                           ----------------------------
                                                  1998        1997
                                                  ----        ----
                                   (Amounts in thousands, except per share data)
REVENUES:

Net premiums earned                              $193,501   $194,969
Net investment income                              18,332     17,834
Realized investment gains                           3,234      1,072
                                                 --------   --------
                                                  215,067    213,875

LOSSES AND EXPENSES:

Net losses and loss adjustment expenses           152,409    152,901
Policy acquisition costs                           10,149     10,312
Other operating expenses                            6,903      7,285
Loan interest and fees expense                      2,838      3,293
                                                 --------   --------
                                                  172,299    173,791
                                                 --------   --------
Income before federal income taxes                 42,768     40,084


Federal income taxes - Note 4                      14,900     13,213
                                                 --------   --------

NET INCOME                                       $ 27,868   $ 26,871
                                                 --------   --------
                                                 --------   --------

EARNINGS PER COMMON SHARE - NOTE 2
----------------------------------
BASIC                                            $   0.44   $   0.42
                                                 --------   --------
                                                 --------   --------

DILUTED                                          $   0.34   $   0.34
                                                 --------   --------
                                                 --------   --------



See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        THREE MONTHS ENDED MARCH 31, 1998
                        ---------------------------------

                                                                                                Accumulated
                                                  Convertible              Common                  Other
                                                   Preferred    Common      Stock    Retained   Comprehensive
                                                     Stock       Stock     Warrants  Earnings       Income      Total
                                                  ------------ --------  ----------  ---------  ------------- ---------
                                                                         (Amounts in thousands)
Balance at January 1, 1998                          $224,950   $71,230   $16,000     $ 250,483    $ 20,298    $ 582,961
                                                                                                              ---------
Comprehensive income:
   Net income                                                                           27,868                   27,868
   Change in accumulated other
   comprehensive income, net of tax
   benefit of $787 - Note 3                                                                         (1,461)      (1,461)
                                                                                                              ---------

     Total comprehensive income                                                                                  26,407

Cash dividends declared                                                                (10,231)                 (10,231)
Other                                                              548                                              548
                                                    --------   -------   -------     ---------    --------    ---------
Balance at March 31, 1998                           $224,950   $71,778   $16,000     $ 268,120    $ 18,837    $ 599,685
                                                    --------   -------   -------     ---------    --------    ---------
                                                    --------   -------   -------     ---------    --------    ---------





See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                         1998            1997
                                                         ----            ----
                                                              (Unaudited)
                                                         (Amounts in thousands)
OPERATING ACTIVITIES:
Net income                                               $ 27,868      $ 26,872
Adjustments to reconcile net income to net cash
       provided by operating activities:

Provision for depreciation and amortization                 1,812         1,199
Provision for deferred income taxes                        14,070        12,737
Realized gains on sale of investments                      (3,234)       (1,073)
Federal income taxes                                          750         1,498
Reinsurance balances                                          760         5,728
Unpaid losses and loss adjustment expenses                (19,249)      (45,760)
Unearned premiums                                            (483)        6,058
Claims checks payable                                      (2,555)        1,269
Other                                                       7,147          (254)
                                                         --------      --------
    NET CASH PROVIDED BY
             OPERATING ACTIVITIES                        $ 26,886      $  8,274

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                             1998          1997
                                                             ----          ----
                                                                (Unaudited)
                                                           (Amounts in thousands)
INVESTING ACTIVITIES:

   Investments available-for-sale:
      Purchases                                             $(169,304)   $(225,906)
      Calls or maturities                                       8,062         --
      Sales                                                   161,069      240,629
   Net purchases of property and equipment                     (6,159)      (4,904)
                                                            ---------    ---------
      NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                  (6,332)       9,819

FINANCING ACTIVITIES:

   Bank loan principal repayment                              (11,250)        --
   Dividends paid                                             (10,231)      (7,642)
                                                            ---------    ---------

      NET CASH USED IN
         FINANCING ACTIVITIES                                 (21,481)      (7,642)
                                                            ---------    ---------

     Net increase (decrease) in cash and cash equivalents        (927)      10,451

     Cash and cash equivalents, beginning of year              31,268       18,078
                                                            ---------    ---------

     Cash and cash equivalents, end of quarter              $  30,341    $  28,529
                                                            ---------    ---------
                                                            ---------    ---------



See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending
     December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1997.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
2.   Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                           Three Months Ended March 31,
                                           ----------------------------
                                                  1998          1997
                                                  ----          ----
                                    (Amounts in thousands, except per share data)
Numerator:
   Net income                                    $ 27,868    $ 26,872
   Preferred stock dividends                       (5,061)     (5,061)
                                                 --------    --------

Numerator for basic earnings per share -
    income available to common stockholders      $ 22,807    $ 21,811

Effect of dilutive securities:
   Dividends on convertible preferred stock         5,061       5,061
                                                 --------    --------

Numerator for diluted earnings per share -
    income available to common stockholders
    after assumed conversions                    $ 27,868    $ 26,872
                                                 --------    --------
                                                 --------    --------

Denominator:
   Denominator for basic earnings per share -
    weighted-average shares outstanding            51,555      51,489

Effect of dilutive securities:
  Restricted stock grants                             135         121
  Employee stock options                              367          50
  Warrants                                         10,721       7,694
  Convertible preferred stock                      19,854      19,854
                                                 --------    --------
Dilutive potential common shares                   31,077      27,719

Denominator for diluted earnings per share -
  adjusted weighted-average shares outstanding     82,632      79,208
                                                 --------    --------
                                                 --------    --------

Basic earnings per share                         $   0.44    $   0.42
                                                 --------    --------
                                                 --------    --------

Diluted earnings per share                       $   0.34        0.34
                                                 --------    --------
                                                 --------    --------

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Investments

     The amortized cost, gross unrealized gains and losses, and fair values of investments as of March 31, 1998 are as follows:


                                                       Gross       Gross
                                          Amortized  Unrealized  Unrealized     Fair
                                            Cost       Gains       Losses       Value
                                          ---------  ----------  ----------   -------
                                                    (Amounts in thousands)
U.S. Treasury securities
    and obligations of U.S. government
    corporations and agencies            $    9,189   $    31   $   56   $    9,164

Obligations of states and political
    subdivisions                             34,690     2,674     --         37,364

Public utilities                            173,080     4,708      111      177,677

Corporate securities                        839,353    23,420    3,217      859,556

                                         ----------   -------   ------   ----------
    Total fixed maturities                1,056,312    30,833    3,384    1,083,761

Equity securities                               250     1,531     --          1,781
                                         ----------   -------   ------   ----------

    Total investments                    $1,056,562   $32,364   $3,384   $1,085,542
                                         ----------   -------   ------   ----------
                                         ----------   -------   ------   ----------


   Details follow concerning the change during the quarter ended March 31, 1998, in the after-tax net unrealized gain on investments, which is included in accumulated other comprehensive income in the consolidated balance sheet:


       Unrealized gain on available-for-sale investments, net of tax expense of $134                $   251
       Less: reclassification adjustment for gains included in net income, net of tax
          benefit of $921                                                                            (1,712)
                                                                                                   --------
           Total                                                                                    $(1,461)
                                                                                                   --------
                                                                                                   --------

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




4.  Federal Income Taxes

    Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. As of March 31, 1998, the Company has a net operating loss carryforward of approximately $233,000,000 and $106,000,000 for regular and alternative minimum tax purposes, respectively, and an alternative minimum tax credit carryforward of $14,677,000. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

    Federal income tax expense consists of:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1998             1997
                                                      ----             ----
                                                     (Amounts in thousands)

Current tax expense                                $   830           $   476
Deferred tax expense                                14,070            12,737
                                                   -------           -------
                                                   $14,900           $13,213
                                                   -------           -------
                                                   -------           -------

5.  New Accounting Standards

    Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, became effective for periods ending after December 15, 1997. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or stockholders' equity. Essentially, under SFAS No. 130, the new label "accumulated other comprehensive income" has replaced that of the former "unrealized investment gains, net" in the stockholders'equity section of the consolidated balance sheet. Also, the consolidated statement of

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   New Accounting Standards (continued)

    stockholders' equity has been reformatted to conform to the requirements of SFAS No. 130. Total comprehensive income amounted to $26.4 million and $5.7 million during the first quarter of 1998 and 1997, respectively.

    In 1997, the Financial Accounting Standards Board also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company plans to adopt this Statement effective December 31, 1998 and believes that this Statement will not require disclosure of any significant information beyond that already provided in the Company's financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

The core automobile business experienced steady growth in the first quarter of 1998 despite increased competition in the industry. The number of written vehicles increased by 21,372 in the first quarter of 1998 compared to an increase of 22,514 for the same period of 1997. As of March 31, 1998, the Company's insurance subsidiaries had a combined statutory surplus of $566.1 million, and a net written premium to surplus ratio of 1.4:1. In addition, Standard & Poor's recently upgraded its rating of the Company's claims paying ability to A+ from A-. The Company also announced it has been granted licenses in the states of Nevada, Oregon and Washington and expects to begin writing new policies in these new markets, which collectively represent six million vehicles, by the end of the year.

Invested assets as of March 31, 1998 were approximately $1.1 billion. All investments in fixed maturities are investment grade. Of the Company's total investments at March 31, 1998, 1.5% at fair value were invested in tax-exempt state and municipal bonds and 98.3% were invested in taxable government, corporate and municipal securities.

Loss and loss expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Cash flow from operations was more than sufficient to fund loss payments in the first three months of 1998.

At April 1, 1998, the Company has a variable rate credit line available of $135.0 million, all of which is outstanding. Presently, interest is paid monthly; interest payments in the first three months of 1998 totaled $2.5 million.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

At March 31, 1998, the Company had $225 million of preferred stock outstanding, bearing dividends of 9% per year payable quarterly in cash or in kind. Cash dividends of $5,061,375 were paid on the preferred stock in the first three months of 1998.

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law.

In August 1996, 20th Century Insurance Company of Arizona began writing private passenger automobile policies in that state. As of March 31, 1998, insured vehicles totaled 12,741, an increase of 17.4% over the total at December 31, 1997. 20th Century Insurance Company of Arizona is a joint venture owned 51% by American International Group ("AIG") and 49% by 20th Century Industries. The Company's investment in and advances to this venture totaled $3,268,000 at March 31, 1998, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture was $(165,000) and $(183,000) for the three months ended March 31, 1998 and 1997, respectively, and is included in investment income in the consolidated statement of income. The statistical and other information presented hereinafter do not include the activities of 20th Century Insurance Company of Arizona.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

RESULTS OF OPERATIONS
---------------------

UNITS IN FORCE

Units in force for the Company's insurance programs as of March 31 were as follows:


                                                       1998             1997
                                                       ----             ----

Private Passenger Automobile
     (number of vehicles)                            1,098,248         1,034,123

Homeowner and Condominium
      (number of policies)                              59,781            70,073

Personal Excess Liability
      (number of policies)                              11,961            10,238
                                                     ---------         ---------

Total                                                1,169,990         1,114,434
                                                     ---------         ---------
                                                     ---------         ---------

The overall increase in units in force of approximately 5% is attributable mainly to an increase in vehicles insured.

Strong unit growth in the auto business remains the Company's priority for 1998. The Company's voluntary auto units in force increased by 6.3% compared to a year ago from 1,024,313 units in force at March 31, 1997 to 1,089,188 units in force at March 31, 1998. Voluntary auto units grew in the quarter by 24,445 (2.3%) from December 31, 1997, compared to an increase in units of 19,551 (1.9%) for the same period in 1997. Through its aggressive marketing efforts and the introduction of rating plans that offer lower rates to its more profitable, preferred customers and higher rates for drivers deemed to represent greater risks, the Company expects to enhance its profitable customer mix. The Company's average customer retention rate for first quarter 1998 was an excellent 97.5%.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Assigned Risk units decreased by 3,073 (25.3%) to 9,060 during the first quarter of 1998 compared to an increase of 2,963 (43.3%) for the same period in 1997. This is primarily the result of policyholders dropping out of the program after initially responding to the new legislation effective January 1, 1997.

Units in force for the Company's homeowner and condominium programs declined by 14.7% between March 31, 1997 and March 31, 1998 mainly due to attrition resulting from the Company's inability to write new homeowners policies in accordance with an order by the California Department of Insurance. Although the Company continues to seek approval to resume writing new business, it is unable to predict if or when the California Insurance Commissioner will grant the Company's request, which in turn, has a negative impact on customer retention. The Company's request to re-enter the homeowners market is intended to complement its auto business and facilitate growth in that line.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

UNDERWRITING RESULTS

Premium revenue and underwriting results for the Company's insurance programs were as follows:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1998                1997
                                                     ----                ----
                                                      (Amounts in thousands)
Gross Premiums Written
        Automobile                                  $ 212,255         $ 218,768
        Homeowners and Condo                            8,586             8,604
        PELP                                              545               493
                                                    ---------         ---------
        Total                                       $ 221,386         $ 227,865
                                                    ---------         ---------
                                                    ---------         ---------

Net Premiums Earned
        Automobile                                  $ 193,283         $ 192,388
        Homeowners and Condo                             --               2,392
        PELP                                              218               189
                                                    ---------         ---------
        Total                                       $ 193,501         $ 194,969
                                                    ---------         ---------
                                                    ---------         ---------

Underwriting Profit (Loss)
        Automobile                                  $  25,330         $  24,549
        Homeowners and Condo                           (1,469)             (257)
        PELP                                              179               179
                                                    ---------         ---------
        Total                                       $  24,040         $  24,471
                                                    ---------         ---------
                                                    ---------         ---------

Automobile

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. The majority of the Company's insured autos are located in Southern California; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in Northern California. Approximately 27% of all new business written in the first quarter came from this region.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

The Company's automobile program realized underwriting profits of $25.3 million and $24.5 million for the three months ended March 31, 1998 and 1997, respectively. The Company's solid 1998 first quarter results were achieved despite increased competition and unfavorable weather during the quarter. The effects of weather were offset by continuing declines in accident frequency and severity, resulting in a combined ratio for the first three months of 1998 of
87.6 versus 87.5 for the same period last year.

While a growth in business generally indicates the need for an increase in incurred but not reported (IBNR) reserves, favorable development in older case reserves and the lower severity of new claims have resulted in the Company making a smaller provision for IBNR reserves than in the past, favorably impacting underwriting results.

Assigned Risk units produced an underwriting gain of $301,000 in the first three months of 1998 compared to underwriting loss of $436,000 for the same period in 1997. The underwriting profit in the first quarter was reflective of a 7.7% decline in the number of Assigned Risk vehicles coupled with an improved loss ratio over the same period last year.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Homeowners and Condominium

In December 1996, the Company was granted authority to offer renewals of policies for approximately 68,000 homeowner insurance customers beginning February 15, 1997. This renewal business is covered by a quota share reinsurance agreement which cedes 100% of all risk to three reinsurers, as follows:

Reinsurer                                                   Participation
---------                                                   -------------
National Union Fire Insurance Co. of Pittsburgh, PA
(A subsidiary of AIG)                                          50%
United States Fidelity & Guaranty Company                      25%
Risk Capital Reinsurance Company                               25%

Earthquake coverage, which the Company is obliged to offer in conjunction with its homeowner policies, is provided through American Home Assurance Company, a subsidiary of AIG; no earthquake exposures are assumed by the Company. As of March 31, 1998, more than 59,000 policies had been renewed, which is approximately 87.9% of those eligible. Homeowners policies in force on June 30, 1996 or renewed before July 23, 1996 (which do not include earthquake coverage) were ceded 100% in equal participations to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage was effective until the underlying policies expired or were renewed.

Because of the reinsurance agreements in place, the Company's exposure under these programs is limited and primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $1.5 million for the first three months of 1998 compared to an underwriting loss of $257,000 for the same period in 1997. As a result of the 100% quota share

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES agreements entered into as of July 1, 1996 and February 15, 1997, the Company's exposure to weather-related and disaster claims has been significantly reduced.

The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

Personal Excess Liability

Units in force increased by 16.8% compared to a year ago from 10,238 units in force at March 31, 1997 to 11,961 units in force at March 31, 1998. Gross premiums written increased by 10.5% in the first three months of 1998 compared to the same period in 1997. The growth in this business from the prior year is primarily attributable to a cross-selling campaign, which began late in 1997. Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. Personal Excess Liability business is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Policy Acquisition and General Operating Expenses

The Company's policy acquisition and general operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, decreased by $545,000 (3.1%) for the first three months of 1998 compared to the same period in 1997. This decrease reflects a reduction in general operating expenses due to steps taken to achieve operating cost efficiencies. The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the first quarter ended March 31, 1998 was 8.8% compared to 9.0% for the same period in 1997.

INVESTMENT INCOME

Net pre-tax investment income increased 2.8% during the first three months of 1998 compared to the same period in 1997. Average invested assets increased 1.1% between March 1997 and March 1998.

The average annual pre-tax yield on invested assets for the three months ended March 31, 1998 was 6.7% compared to 6.6% for the same period in 1997.

Realized gains on sales of investments increased in the first three months of 1998 to $3.2 million from $1.1 million for the same period in 1997. Unrealized after-tax gains on investments decreased $1.5 million since December 31, 1997 to a net unrealized after-tax gain of $18.8 million as of March 1998, primarily because of unfavorable conditions in the bond market.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         20TH CENTURY INDUSTRIES
                                         -----------------------
                                              (Registrant)




Date  May 11, 1998                      /s/ William L. Mellick
    -----------------                  ---------------------------------
                                            WILLIAM L. MELLICK
                                      President and Chief Executive Officer



Date  May 11, 1998                     /s/ Robert B. Tschudy
    -----------------                  ---------------------------------
                                             ROBERT B. TSCHUDY
                                          Senior Vice President and
                                           Chief Financial Officer