Form 10-Q
period 1998-06-30
20TH CENTURY INDUSTRIES
filed 1998-08-12
CIK 100331

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter  Ended  June 30, 1998              Commission File Number 0-6964


                             20TH CENTURY INDUSTRIES
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          CALIFORNIA                                   95-1935264
-------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer  Identification
incorporation or organization)                              Number)


Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California      91367
-------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code               (818) 704-3700
                                                                 --------------
                                     None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES        X             NO
    -------------           ------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                                 OUTSTANDING AT JULY 27, 1998

 Common Stock, Without Par Value                       87,588,347 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                   20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                       June 30,    December 31,
                                                         1998         1997
                                                    ------------   ------------
                                                      (Unaudited)

                                                         (Amounts in thousands)

Investments, available-for-sale, at fair value:

  Fixed maturities                                  $  1,057,742   $  1,082,708
  Equity securities                                        1,844          1,745
                                                    ------------   ------------
    Total investments - Note 3                         1,059,586      1,084,453

Cash and cash equivalents                                 51,007         31,268

Accrued investment income                                 19,894         20,008

Premiums receivable                                       76,015         71,494

Reinsurance receivables and recoverables                  67,685         70,050

Prepaid reinsurance premiums                              42,033         32,154

Deferred income taxes - Note 4                            93,967        126,877

Deferred policy acquisition costs                         11,158         11,510

Other assets                                              44,364         34,639
                                                    ------------   ------------
                                                    $  1,465,709   $  1,482,453
                                                    ------------   ------------
                                                    ------------   ------------


See accompanying notes to financial statements.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,     December 31,
                                                        1998           1997
                                                     -----------   ------------
                                                     (Unaudited)
                                            (Amounts in thousands, except share data)

 Unpaid losses and loss adjustment expenses           $  382,928    $  437,887
 Unearned premiums                                       241,749       233,403
 Bank loan payable                                       135,000       157,500
 Claims checks payable                                    29,974        35,569
 Reinsurance payable                                      32,060        19,347
 Other liabilities                                        17,801        15,787
                                                      ----------    ----------
     Total liabilities                                   839,512       899,493
                                                      ----------    ----------


 Stockholders' equity
   Capital stock
   Preferred stock, par value $1.00 per share;
     authorized 500,000 shares, none issued

   Series A convertible preferred stock, par value
     $1.00 per share, stated value $1,000 per share;
     authorized 376,126 shares, outstanding 224,950
     in 1998 and 1997                                    224,950       224,950

   Common stock without par value; authorized
     110,000,000, outstanding 51,728,381 in 1998
     and 51,636,361 in 1997                               72,569        71,230

   Common stock warrants                                  16,000        16,000

 Retained earnings                                       294,953       250,482
 Accumulated other comprehensive income                   17,725        20,298
                                                      ----------    ----------
  Total stockholders' equity                             626,197       582,960
                                                      ----------    ----------

                                                    $  1,465,709  $  1,482,453
                                                      ----------    ----------
                                                      ----------    ----------

 See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------     -------------------------
                                                            1998           1997            1998           1997
                                                         -----------     ---------      ----------     ----------

                                                               (Amounts in thousands, except per share data)
REVENUES:

Net premiums earned                                       $  191,883     $  195,107     $  385,384     $  390,076
Net investment income                                         18,262         18,401         36,594         36,235
Realized investment gains                                      7,683            471         10,917          1,543
                                                          ----------     ----------     ----------     ----------
                                                             217,828        213,979        432,895        427,854

LOSSES AND EXPENSES:

Net losses and loss
   adjustment expenses expense                               133,105        143,543        285,514        296,444
Policy acquisition costs                                      12,364         10,300         22,513         20,612
Other operating expenses                                       8,133          8,656         15,036         15,941
Interest and fees expense                                      2,677          3,322          5,515          6,615
                                                          ----------     ----------     ----------     ----------
                                                             156,279        165,821        328,578        339,612
                                                          ----------     ----------     ----------     ----------
Income before federal
   income taxes                                               61,549         48,158        104,317         88,242

Federal income taxes - Note 4                                 21,376         16,651         36,276         29,864
                                                          ----------     ----------     ----------     ----------

NET INCOME                                                 $  40,173      $  31,507      $  68,041      $  58,378
                                                          ----------     ----------     ----------     ----------
                                                          ----------     ----------     ----------     ----------
EARNINGS PER COMMON SHARE - Note 2
----------------------------------

BASIC                                                        $  0.68        $  0.51        $  1.12        $  0.94
                                                          ----------     ----------     ----------     ----------
                                                          ----------     ----------     ----------     ----------

DILUTED                                                      $  0.49        $  0.39        $  0.82        $  0.73
                                                          ----------     ----------     ----------     ----------
                                                          ----------     ----------     ----------     ----------

See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                        Six Months Ended June 30, 1998


                                                                                                         Accumulated
                                             Convertible                     Common                         Other
                                              Preferred       Common         Stock        Retained      Comprehensive
                                                Stock          Stock        Warrants      Earnings         Income         Total
                                             -----------     ---------     ---------     ----------     -------------   ----------
                                                                            (Amounts in thousands)

Balance at January 1, 1998                   $  224,950      $  71,230      $  16,000     $  250,483      $  20,298     $  582,961
                                                                                                                        ----------
Comprehensive income:
   Net income                                                                                 68,041                        68,041
   Change in accumulated other
   comprehensive income, net -
   Note 3                                                                                                    (2,573)        (2,573)
                                                                                                                         ---------
      Total comprehensive income                                                                                            65,468
Cash dividends declared                                                                      (23,571)                      (23,571)
Other                                                            1,339                                                       1,339
                                             -----------     ---------     ---------     ----------     -------------   ----------

Balance at June 30, 1998                     $  224,950      $  72,569      $  16,000     $  294,953      $  17,725     $  626,197
                                             -----------     ---------     ---------     ----------     -------------   ----------
                                             -----------     ---------     ---------     ----------     -------------   ----------

See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1998            1997
                                                      ----------      ---------
                                                             (Unaudited)
                                                        (Amounts in thousands)


OPERATING ACTIVITIES:

Net income                                             $  68,041      $  58,378

Adjustments to reconcile net income to
   net cash provided by operating activities:


Provision for depreciation and amortization                7,257          2,437
Provision for deferred income taxes                       34,296         28,326
Realized gains on sale of investments                   (10,917)        (1,543)
Federal income taxes                                         399          1,491
Reinsurance balances                                       5,198          8,781
Unpaid losses and loss adjustment expenses              (54,959)       (69,976)
Unearned premiums                                          8,345         20,718
Claims checks payable                                    (5,595)        (4,446)
Other                                                    (1,871)        (5,627)
                                                      ---------      ---------
   NET CASH PROVIDED BY
      OPERATING ACTIVITIES                            $  50,194      $  38,539

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                      1998            1997
                                                  -----------     -----------
                                                           (Unaudited)
                                                      (Amounts in thousands)

INVESTING ACTIVITIES:

Investments available-for-sale:

   Purchases                                       $  (417,815)   $  (357,450)
   Calls or maturities                                  16,262           -
   Sales                                               433,301        369,544
Net purchases of property and equipment                (16,132)        (6,256)
                                                    ----------     ----------
      NET CASH PROVIDED BY
         INVESTING ACTIVITIES                           15,616          5,838

FINANCING ACTIVITIES:

Bank loan principal repayment                          (22,500)          -
Dividends paid                                         (23,571)       (15,284)
                                                    ----------     ----------
      NET CASH USED IN
         FINANCING ACTIVITIES                          (46,071)       (15,284)
                                                    ----------     ----------
Net increase in cash and cash equivalents               19,739         29,093
Cash and cash equivalents, beginning of year            31,268         18,078
                                                    ----------     ----------
Cash and cash equivalents, end of quarter            $  51,007      $  47,171
                                                    ----------     ----------
                                                    ----------     ----------



See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (Unaudited)


1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1997.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.  Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                            ----------------------------  -------------------------
                                                               1998          1997           1998           1997
                                                            ---------     ---------      ---------      ---------
                                                                 (Amounts in thousands, except per share data)
Numerator:
  Net income                                                $ 40,173      $  31,507      $  68,041      $  58,378
  Preferred stock dividends                                   (5,062)        (5,062)       (10,123)       (10,123)
                                                            ---------     ---------      ---------      ---------

Numerator for basic securities per share:
  Income available to common stockholders                     35,111         26,445         57,918         48,255

Effect of dilutive securities:
  Dividends on convertible preferred stock                     5,062          5,062         10,123         10,123
                                                            ---------     ---------      ---------      ---------
Numerator for diluted earnings per share:
  Income available to common stockholders
  after assumed conversions                                 $ 40,173      $  31,507      $  68,041      $  58,378
                                                            ---------     ---------      ---------      ---------
Denominator:
Denominator for basic earnings per share:
  Weighted-average shares outstanding                          51,590         51,490         51,572         51,490

Effect of dilutive securities:
  Restricted stock grants                                         136            121            136            121
  Employee stock options                                          332             82            330             82
  Warrants                                                     10,866          8,452         10,802          8,452
  Convertible preferred stock                                  19,854         19,854         19,854         19,854
                                                            ---------      ---------      ---------      ---------
Dilutive potential common stock                                31,188         28,509         31,122         28,509

Denominator for diluted earnings per share:
  Adjusted weighted-average shares outstanding                 82,778         79,999         82,694         79,999
                                                            ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------

Basic earnings per share                                      $  0.68        $  0.51        $  1.12        $  0.94
                                                            ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------

Diluted earnings per share                                    $  0.49        $  0.39        $  0.82        $  0.73
                                                            ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


3.  Investments

    The amortized cost, gross unrealized gains and losses, and fair values of investments as of June 30, 1998, are as follows:



                                                                         Gross          Gross
                                                     Amortized         Unrealized     Unrealized       Fair
                                                        Cost             Gains          Losses         Value
                                                    ------------       -----------    -----------    --------
                                                                         (Amounts in thousands)
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                        $     7,104      $      14       $     33     $     7,085

Obligations of states and political
   subdivisions                                          32,725          2,545               -         35,270

Public utilities                                        165,704          4,206             83         169,827

Corporate securities                                    826,534         20,497          1,471         845,560
                                                    -----------      ---------        -------      ----------
   Total fixed maturities                             1,032,067         27,262          1,587       1,057,742

Equity securities                                           250          1,594              -           1,844
                                                    -----------      ---------       --------     -----------
   Total investments                                $ 1,032,317      $  28,856       $  1,587     $ 1,059,586
                                                    -----------      ---------       --------     -----------
                                                    -----------      ---------       --------     -----------

Details follow concerning the change during the six months ended June 30, 1998, in the after-tax net unrealized gain on investments, which is included in accumulated other comprehensive income in the consolidated balance sheet (amounts in thousands):

Unrealized gain on available-for-sale investments,
  net of tax expense of $2,021                                      $   3,754
Less:  reclassification adjustment for gains included
  in net income, net of tax benefit of $3,407                          (6,327)
                                                                    ---------
Total                                                               $  (2,573)
                                                                    ----------
                                                                    ----------

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.   Federal Income Taxes

     Income taxes do not bear the expected relationship to pre-tax income primarily because of tax-exempt investment income. At June 30, 1998, the Company had a net operating loss carryforward of approximately
     $176.7 million and $55.0 million for regular and alternative minimum tax purposes, respectively, and an alternative minimum tax credit carryforward of $15.8 million. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal income tax expense consists of:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998          1997
                                                       ---------      ---------
                                                         (Amounts in thousands)
            Current tax expense                        $   1,980      $   1,538
            Deferred tax expense                          34,296         28,326
                                                       ---------      ---------
                                                       $  36,276      $  29,864
                                                       ---------      ---------
                                                       ---------      ---------


5.  New Accounting Standards


    Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, became effective in the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or stockholders' equity. Essentially, under SFAS No. 130, the new label "accumulated other comprehensive income" has replaced that of the former "unrealized investment gains, net" in the stockholders' equity section of the

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   consolidated balance sheet. Also, the consolidated statement of stockholders' equity has been reformatted to conform to the requirements of SFAS No. 130. Total comprehensive income amounted to $39.1 million and $65.5 million for the three and six months ended June 30, 1998, respectively, and $47.6 million and $53.3 million for the same 1997 periods.

   In 1997, the Financial Accounting Standards Board also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company plans to adopt this Statement effective December 31, 1998, and believes that this Statement will not require disclosure of any significant information beyond that already provided in the Company's financial statements.

6. Subsequent Event

   On July 27, 1998, American International Group Inc. ("AIG") exercised its 16 million warrants to purchase shares of common stock at a price of $9.10 per share, which increased the Company's stockholders' equity by $145.6 million. AIG also tendered 224,750 shares of Series A preferred stock for conversion to 19,836,716 shares of common stock. These transactions raised AIG's ownership interest in the voting securities of the Company to more than 50%.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The core automobile business experienced continued growth in the first six months of 1998 despite increased competition in the industry. The number of voluntary insured autos during the first six months of 1998 increased by 44,793 compared to an increase of 36,137 for the same period of 1997. As of June 30, 1998, the Company's insurance subsidiaries had a combined statutory surplus of $586.5 million and a net written premium to surplus ratio of 1.3:1. Having been recently granted licenses in the states of Nevada, Oregon and Washington, the Company expects to begin writing policies by the end of the year in these new markets, which collectively represent approximately six million vehicles. In addition, Standard and Poor's recently upgraded its rating of the Company's claims-paying ability to A-plus, and A.M. Best reaffirmed it's A- rating of the Company.

The recent $145.6 million infusion by AIG (see Note 6 to the accompanying financial statements) has boosted capitalization to its highest point in the Company's 40-year history. Because near-term growth plans can be supported by a lower level of capital, management is reviewing alternatives for rebalancing the Company's equity position.

Invested assets as of June 30, 1998 were approximately $1.1 billion. All investments in fixed maturities are investment grade. Of the Company's total investments at June 30, 1998, 96.9% were invested in taxable fixed-income securities, in keeping with the Company's strategy of maximizing the realization of its remaining net operating loss carryover.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Loss and loss expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Cash flow from operations, which rose 30% in the first half of 1998 compared to the first half of 1997, has continued to be more than sufficient to fund loss payments.

At July 1, 1998, the Company has a variable rate credit line available of $123,750,000, all of which is outstanding. Presently, interest is paid monthly; interest payments for the first six months of 1998 totaled $4.7 million.

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law.

In August 1996, 20th Century Insurance Company of Arizona began writing private passenger automobile policies in that state. As of June 30, 1998, insured vehicles totaled 13,982, an increase of 93.3% over the total at June 30, 1997. 20th Century Insurance Company of Arizona is a joint venture owned 51% by AIG and 49% by 20th Century Industries. The Company's investment in and advances to this venture totaled $4,026,000 at June 30, 1998, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture was $(63,000) and $(228,000) for the three and six months ended June 30, 1998, respectively, and $(149,000) and $(332,000) for the same 1997 periods, and is included in investment income in the consolidated statement of income. The statistical and other information presented hereinafter do not include the activities of 20th Century Insurance Company of Arizona.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

UNITS IN FORCE

Units in force for the Company's insurance programs as of June 30 were as follows:


                                                          1998          1997
                                                       ---------      ---------
       Private Passenger Automobiles
         (number of vehicles)                          1,116,410      1,053,933

       Homeowner and Condominium
         (number of policies)                             57,561         64,056

       Personal Excess Liability
         (number of policies)                             12,114         10,293
                                                       ---------      ---------

      Total                                            1,186,085      1,128,282
                                                       ---------      ---------
                                                       ---------      ---------


The overall increase in units in force of approximately 5.1% is attributable mainly to an increase in vehicles insured.

Strong unit growth in the auto business remains the Company's priority for 1998. The Company's voluntary auto units in force increased by 6.6% compared to a year ago to 1,109,536 units in force at June 30, 1998 from 1,040,899 units in force at June 30, 1997. Voluntary auto units grew 44,793 (4.2%) in the first six months of 1998, 20,348 (1.9%) of which occurred in the second quarter. This compared to an increase in units of 36,137 (3.6%) for the first six months of 1997, 16,586 (1.6%) of which occurred in the second quarter. Through its aggressive marketing efforts and the introduction of rating plans that offer lower rates to its more profitable, preferred customers and higher rates for drivers deemed to represent greater risks, the Company has been able to enhance its profitable customer mix. The Company's average customer retention rate for second quarter 1998 was an excellent 97.0% despite a very competitive business climate.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Assigned Risk units decreased by 5,259 (43.3%) to 6,874 units during the first six months of 1998 compared to an increase of 6,187 units (90.4%) for the same period in 1997. This is a result of policyholders accepted into the voluntary market as well as policyholders dropping out of the program after initially responding to new legislation, effective January 1, 1997, aimed at decreasing the number of uninsured motorists in California.

The Company's position in the homeowners market has always been intended to complement its auto business and facilitate growth in that line. Units in force for the homeowners program declined by 10.1% between June 30, 1997, and June 30, 1998, mainly due to attrition resulting from the Company's inability to write new homeowners policies in accordance with an order by the California Department of Insurance. Although the Company continues to seek approval to resume writing new business, it is unable to predict if or when the California Insurance Commissioner will grant the Company's request which, in turn, has a negative impact on customer retention.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

UNDERWRITING RESULTS

Premium revenue, underwriting results and combined ratios for the Company's insurance programs were as follows:


                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                         ---------------------------  --------------------------
                                                           1998           1997           1998          1997
                                                         ----------     ------------  -----------    -----------
                                                                          (Amounts in thousands)
Gross Premiums Written
  Automobile                                             $  213,754     $  222,016     $  426,009     $  440,783
  Homeowners and Condo                                       14,383         15,999         22,969         24,604
  PELP                                                          654            617          1,199          1,110
                                                         ----------     ------------  -----------    -----------
  Total                                                  $  228,791     $  238,632     $  450,177     $  466,497
                                                         ----------     ------------  -----------    -----------
                                                         ----------     ------------  -----------    -----------

Net Premiums Earned
  Automobile                                             $  191,660     $  194,917     $  384,943     $  387,305
  Homeowners and Condo                                            -              -              -          2,392
  PELP                                                          223            190            441            379
                                                         ----------     ------------  -----------    -----------
  Total                                                  $  191,883     $  195,107     $  385,384     $  390,076
                                                         ----------     ------------  -----------    -----------
                                                         ----------     ------------  -----------    -----------

Underwriting Profit (Loss)
  Automobile                                              $  38,509      $  41,259     $   63,839     $   65,807
  Homeowners and Condo                                         (424)        (8,835)        (1,893)        (9,092)
  PELP                                                          195            184            374            364
                                                         ----------     ----------     ----------    -----------
  Total                                                   $  38,280      $  32,608      $  62,320      $  57,079
                                                         ----------     ----------     ----------    -----------
                                                         ----------     ----------     ----------    -----------

Combined Ratios
  Automobile                                                  79.90%         78.83%         83.42%         83.00%
  Homeowners and Condo                                            -              -              -              -
  PELP                                                        12.02%          2.68%         15.02%          4.02%
  Total                                                       80.05%         83.29%         83.83%         85.37%

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Automobile


Automobile insurance is the primary line of business written by the Company and has been consistently profitable. The majority of the Company's insured autos are located in southern California; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in northern California. Approximately 28% of all new business written in the first half of 1998 came from this region.

The Company's automobile program realized underwriting profits of $38.5 million for the three months ended June 30, 1998, compared to $41.3 million for the comparable 1997 period. Underwriting profits for the first six months of 1998 were $63.8 million compared to $65.8 million for the same prior year period. The Company's 1998 second quarter and six month results were achieved despite increased competition and the effects of rate reductions, resulting in a combined ratio for the first six months of 1998 of 83.4 versus 83.0 for the same period last year. Unallocated loss adjustment expenses and underwriting expenses for the first half of 1998 include approximately $2.3 million incurred to modify computer systems to make them "Year 2000 compliant," and underwriting expenses also include an increase in advertising expense of $651,000 compared to the first half of 1997.

While a growth in business generally indicates the need for an increase in incurred but not reported (IBNR) reserves, favorable development in older case reserves and the lower severity of new claims have resulted in the Company making a smaller provision for IBNR reserves than in the past, favorably impacting underwriting results.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Assigned Risk units produced underwriting gains of $397,000 and $698,000 for the three and six months ending June 30, 1998, respectively, compared to underwriting losses of $515,000 and $952,000 for the comparable periods in 1997. The underwriting profit for the six months in 1998 reflected a 47.3% decline in the number of Assigned Risk vehicles coupled with an improved loss ratio over the same period last year.

Homeowners and Condominium

In December 1996, the Company was granted authority to offer renewals of policies for approximately 68,000 homeowner insurance customers beginning February 15, 1997. This renewal business is covered by a quota share reinsurance agreement, which cedes 100% of all risk to three reinsurers, as follows:


REINSURER                                                    PARTICIPATION

National Union Fire Insurance Co. of Pittsburgh, PA
(A subsidiary of AIG)                                               50%

United States Fidelity & Guaranty Company                           25%

Risk Capital Reinsurance Company                                    25%



Earthquake coverage, which the Company is obliged to offer in conjunction with its homeowner policies, is provided through American Home Assurance Company, a subsidiary of AIG; no earthquake exposures are assumed by the Company. As of June 30, 1998, more than 57,000 policies had been renewed, which are approximately 84.6% of those eligible. Homeowners policies in force on June 30, 1996 or renewed before July 23, 1996 (which do not include earthquake

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES coverage) were ceded 100% in equal participations to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage was effective until the underlying policies expired or were renewed.

Because of the reinsurance agreements in place, the Company's exposure to weather-related and disaster claims has been significantly reduced, and its remaining exposure under these programs primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $0.4 million and $1.9 million for the three and six months ending June 30, 1998, respectively, compared to underwriting losses of $8.8 million and $9.1 million for the same periods in 1997. The 1997 results included a $6.75 million pre-tax provision recorded in the second quarter in connection with an earthquake-related lawsuit.

The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

Personal Excess Liability Program (PELP)

Units in force increased by 17.7% compared to a year ago to 12,114 units in force at June 30, 1998 from 10,293 units in force at June 30, 1997. Gross premiums written increased by 6.0% in the second quarter of 1998 compared to the same quarter in 1997 and by 8.0% in the six month period of 1998 compared to the same prior year period. The growth in this business from the prior year is primarily attributable to a cross-selling campaign, which began late in 1997. Underwriting profits

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES for this line can vary significantly with the number of claims, which occur infrequently. The PELP line is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

Policy Acquisition Costs and Other Operating Expenses

The Company's policy acquisition and other operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, increased by $1.5 million (8.1%) and $996,000 (2.7%) for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997. This reflects the lower earned premiums and "Year 2000" costs and higher advertising expenses discussed earlier, which were offset in part by commissions earned on business ceded to reinsurers. The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the second quarter and six months ended June 30, 1998 was 10.7% and 9.7%, respectively, compared to 9.7% and 9.4% for the same periods in 1997.


INVESTMENT INCOME

Net pre-tax investment income decreased 0.8% during the second quarter of 1998 and increased 1.0% for the six months ended June 30, 1998 compared to the same periods in 1997. Average invested assets decreased 0.2% and increased 0.3% for the second quarter and six months ended June 30, 1998, respectively, compared to the same 1997 periods.

                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES

The average annual pre-tax yield on invested assets for both the three and six month periods ended June 30, 1998 was 6.7% compared to 6.8% and 6.7% for the same periods in 1997.

Realized gains on sales of investments increased in the first six months of 1998 to $10.9 million from $1.5 million for the same period in 1997. Realized gains for the second quarter of 1998 increased to $7.7 million from $471,000 for the same 1997 quarter.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            20TH CENTURY INDUSTRIES
                                       --------------------------------------
                                                 (Registrant)



Date      August 7, 1998                    /s/ William L. Mellick
     ------------------------         -----------------------------------------
                                                WILLIAM L. MELLICK
                                      President and Chief Executive Officer



Date      August 7, 1998                    /s/ Robert B. Tschudy
     ------------------------         -----------------------------------------
                                                ROBERT B. TSCHUDY
                                           Senior Vice President and
                                            Chief Financial Officer