Form 10-Q
period 1998-09-30
20TH CENTURY INDUSTRIES
filed 1998-11-12
CIK 100331

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998             Commission File Number 0-6964


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

YES             X                                  NO
       -----------------------                         ---------------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at October 31, 1998
    Common Stock, Without Par Value               87,601,698 shares

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                    September 30,  December 31,
                                                        1998           1997
                                                   --------------  -------------
                                                    (Unaudited)
                                                      (Amounts in thousands)
Investments, available-for-sale, at fair value:

   Fixed maturities                                   $1,097,174     $1,082,708
   Equity securities                                       1,127          1,745
                                                      ----------     ----------
      Total investments - Note 3                       1,098,301      1,084,453
Cash and cash equivalents                                179,499         31,268
Accrued investment income                                 20,175         20,008
Premiums receivable                                       74,999         71,494
Reinsurance receivables and recoverables                  64,850         70,050
Prepaid reinsurance premiums                              37,898         32,154
Deferred income taxes - Note 4                            63,903        126,877
Deferred policy acquisition costs                         14,559         11,510
Other assets                                              50,832         34,639
                                                      ----------     ----------
                                                      $1,605,016     $1,482,453
                                                      ----------     ----------
                                                      ----------     ----------

See accompanying notes to financial statements.

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          September 30,    December 31,
                                                              1998            1997
                                                         --------------   -------------
                                                           (Unaudited)
                                                  (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses                  $  351,590     $  437,887
Unearned premiums                                              240,840        233,403
Bank loan payable                                              123,750        157,500
Claims checks payable                                           32,588         35,569
Reinsurance payable                                             21,504         19,347
Other liabilities                                               16,037         15,787
                                                            ----------     ----------
   Total liabilities                                           786,309        899,493
                                                            ----------     ----------
Stockholders' equity
   Capital stock
      Preferred stock, par value $1.00 per share;
        authorized 500,000 shares, none issued
      Series A convertible preferred stock, par value
        $1.00 per share, stated value $1,000 per share;
        authorized 376,126 shares, none outstanding
        in 1998 and 224,950 in 1997                                  -        224,950
      Common stock without par value; authorized
        110,000,000 shares, outstanding 87,612,498 in
        1998 and 51,636,361 in 1997                            461,993         87,230
   Retained earnings                                           319,121        250,482
   Accumulated other comprehensive income                       37,593         20,298
                                                            ----------     ----------
      Total stockholders' equity                               818,707        582,960
                                                            ----------     ----------
                                                            $1,605,016     $1,482,453
                                                            ----------     ----------
                                                            ----------     ----------

See accompanying notes to financial statements.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                             Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                          -----------------------     ------------------------
                                            1998           1997           1998          1997
                                          ---------    ----------     -----------   ----------
                                             (Amounts in thousands, except per share data)
REVENUES:

Net premiums earned                       $193,506       $197,676       $578,890       $587,752
Net investment income                       19,197         18,612         55,791         54,847
Realized investment gains                    6,920          1,452         17,837          2,995
                                          --------       --------       --------       --------
                                           219,623        217,740        652,518        645,594
LOSSES AND EXPENSES:

Net losses and loss
   adjustment expenses                     139,182        143,238        424,696        439,681
Policy acquisition costs                    14,668         10,590         37,181         31,202
Other operating expenses                     4,767          9,887         19,802         25,828
Interest and fees expense                    2,515          3,256          8,030          9,871
                                          --------       --------       --------       --------
                                           161,132        166,971        489,709        506,582
                                          --------       --------       --------       --------
Income before federal
   income taxes                             58,491         50,769        162,809        139,012

Federal income taxes - Note 4               20,306         17,551         56,583         47,415
                                          --------       --------       --------       --------
NET INCOME                                $ 38,185       $ 33,218       $106,226       $ 91,597
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------
EARNINGS PER COMMON SHARE - Note 2
----------------------------------

BASIC                                     $   0.49       $   0.55       $   1.60       $   1.48
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------
DILUTED                                   $   0.44       $   0.41       $   1.27       $   1.14
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

See accompanying notes to financial statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                      Nine Months Ended September 30, 1998

                                                                               Accumulated
                                    Convertible                                   Other
                                     Preferred       Common      Retained     Comprehensive
                                      Stock           Stock       Earnings       Income           Total
                                   -------------   ----------   -----------   --------------   ----------
                                                           (Amounts in thousands)
Balance at January 1, 1998          $ 224,950      $  87,230      $ 250,482       $ 20,298      $ 582,960
                                                                                                ---------
Comprehensive income:
  Net income                                                        106,226                       106,226
  Change in accumulated other
  comprehensive income, net -
  Note 3                                                                            17,295         17,295
                                                                                                ---------
     Total comprehensive income                                                                   123,521
Cash dividends declared                                             (37,587)                      (37,587)
Effects of conversion of preferred
  stock and exercise of common
  stock warrants                     (224,950)       372,531                                      147,581
Other                                                  2,232                                        2,232
                                    ---------     ----------     ----------     ----------     ----------
Balance at September 30, 1998       $       -      $ 461,993      $ 319,121      $  37,593      $ 818,707
                                    ---------     ----------     ----------     ----------     ----------
                                    ---------     ----------     ----------     ----------     ----------

See accompanying notes to financial statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                     1998            1997
                                               -------------    ----------------
                                                          (Unaudited)
                                                    (Amounts in thousands)
OPERATING ACTIVITIES:
Net income                                         $ 106,226        $91,597

Adjustments to reconcile net income to
  net cash provided by operating activities:


  Provision for depreciation and amortization          6,876          4,013
  Provision for deferred income taxes                 53,662         45,020
  Realized gains on sale of investments              (17,837)        (2,995)
  Federal income taxes                                   329          1,098
  Reinsurance balances                                 1,613          2,175
  Unpaid losses and loss adjustment expenses         (86,297)       (92,748)
  Unearned premiums                                    7,437         17,109
  Claims checks payable                               (2,981)        (4,565)
  Other                                               (1,861)        (7,671)
                                                     -------        -------
     NET CASH PROVIDED BY
       OPERATING ACTIVITIES                        $  67,167        $53,033

                   20TH CENTURY INDUSTRIES AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     1998           1997
                                              ---------------   -------------
                                                         (Unaudited)
                                                    (Amounts in thousands)
INVESTING ACTIVITIES:

Investments available-for-sale:
  Purchases                                      $  (674,399)   $  (526,819)
  Calls or maturities                                 16,262          4,300
  Sales                                              688,360        536,137
Net purchases of property and equipment              (23,422)       (10,047)
                                                 -----------    -----------
  NET CASH PROVIDED BY
     INVESTING ACTIVITIES                              6,801          3,571


FINANCING ACTIVITIES:

Proceeds from exercise of common stock warrants      145,600            -
Bank loan principal repayment                        (33,750)        (6,250)
Dividends paid                                       (37,587)       (22,927)
                                                 -----------    -----------
  NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                             74,263        (29,177)
                                                 -----------    -----------
Net increase in cash and cash equivalents            148,231         27,427

Cash and cash equivalents, beginning of year          31,268         18,078
                                                 -----------    -----------
Cash and cash equivalents, end of quarter         $  179,499      $  45,505
                                                 -----------    -----------
                                                 -----------    -----------

See accompanying notes to financial statements.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1998
                                (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1997.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

2.   Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                    ------------------------   -------------------------
                                                      1998           1997           1998           1997
                                                    ---------    -----------   ------------   ----------
                                                        (Amounts in thousands, except per share data)
Numerator:
  Net income                                        $ 38,185       $ 33,218      $ 106,226      $  91,597
  Preferred stock dividends                             -            (5,061)       (10,123)       (15,184)
                                                    --------       --------      ---------      ---------
Numerator for basic earnings per share:
  Income available to common stockholders             38,185         28,157         96,103         76,413

Effect of dilutive securities:
  Dividends on convertible preferred stock              -             5,061         10,123         15,184
                                                    --------       --------      ---------      ---------
Numerator for diluted earnings per share:
  Income available to common stockholders
  after assumed conversions                         $ 38,185       $ 33,218      $ 106,226      $  91,597
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------
Denominator:
Denominator for basic earnings per share:
  Weighted-average shares outstanding                 77,148         51,506         60,098         51,495

Effect of dilutive securities:
  Restricted stock grants                                 45            121            105            121
  Employee stock options                                 289            255            344            121
  Warrants                                             2,995          9,913          8,194          8,686
  Convertible preferred stock                          5,764         19,854         15,157         19,854
                                                    --------       --------      ---------      ---------
                                                       9,093         30,143         23,800         28,782

Denominator for diluted earnings per share:
  Adjusted weighted-average shares outstanding        86,241         81,649         83,898         80,277
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------
Basic earnings per share                            $   0.49       $   0.55       $   1.60       $   1.48
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------
Diluted earnings per share                          $   0.44       $   0.41       $   1.27       $   1.14
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


2.   Earnings per Common Share (Continued)

     As a result of AIG's conversion of preferred stock and exercise of common stock warrants in the third quarter of 1998, the complexity of the Company's capital structure has been significantly reduced. Accordingly, the Company's diluted earnings per share calculation will be greatly simplified starting in the fourth quarter of 1998.

3.   Investments

     The amortized cost, gross unrealized gains and losses, and fair values of investments as of September 30, 1998, are as follows:

                                                          Gross          Gross
                                          Amortized    Unrealized      Unrealized        Fair
                                            Cost          Gains          Losses         Value
                                        ------------  -------------   -------------  -----------
                                                         (Amounts in thousands)
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies            $    6,990        $   263           -        $    7,253
Obligations of states and political
   subdivisions                             32,725          3,310           -            36,035
Public utilities                           172,137         12,572           -           184,709
Corporate securities                       828,363         42,446          1,632        869,177
                                        ----------       --------       --------     ----------
   Total fixed maturities                1,040,215         58,591          1,632      1,097,174
Equity securities                              250            877           -             1,127
                                        ----------       --------       --------     ----------
   Total investments                    $1,040,465        $59,468         $1,632     $1,098,301
                                        ----------       --------       --------     ----------
                                        ----------       --------       --------     ----------

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


3.   Investments (Continued)

     Details follow concerning the change during the nine months ended September 30, 1998, in the after-tax net unrealized gain on investments, which is included in accumulated other comprehensive income in the consolidated balance sheet (amounts in thousands):

     Unrealized gain on available-for-sale investments, net of
       income taxes of $12,744                                         $23,724
     Less:  reclassification adjustment for gains included in net
       income, net of income taxes of $3,462                            (6,429)
                                                                       -------
          Total                                                        $17,295
                                                                       -------
                                                                       -------

4.   Federal Income Taxes

     Income taxes do not bear the expected relationship to pre-tax income because of tax-exempt investment income and other differences in the recognition of revenue and expenses for tax and financial statement purposes. At September 30, 1998, the Company had a net operating loss carryforward of approximately $133.8 million and $2.2 million for regular and alternative minimum tax purposes, respectively, and an alternative minimum tax credit carryforward of $16.7 million. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal income tax expense consists of:

                                  Nine Months Ended Sept. 30,
                                  ---------------------------
                                      1998         1997
                                  ------------   ------------
                                    (Amounts in thousands)
          Current tax expense        $ 2,921      $ 2,395
          Deferred tax expense        53,662       45,020
                                     -------      -------
                                     $56,583      $47,415
                                     -------      -------
                                     -------      -------

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

5.   New Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, became effective in the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or stockholders' equity. Essentially, under SFAS No. 130, the new label "accumulated other comprehensive income" has replaced that of the former "unrealized investment gains, net" in the stockholders' equity section of the consolidated balance sheet. Also, the consolidated statement of stockholders' equity has been reformatted to conform to the requirements of SFAS No. 130. Total comprehensive income amounted to $58.1 million and $123.5 million for the three and nine months ended September 30, 1998, respectively, and $47.3 million and $100.6 million for the same 1997 periods.

     In 1997, the Financial Accounting Standards Board also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company plans to adopt this Statement effective December 31, 1998, and believes that this Statement will not require disclosure of any significant information beyond that already provided in the Company's annual financial statements.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The core automobile business experienced continued profitable growth in the first nine months of 1998 despite increased competition in the industry. The number of voluntary insured autos during the first nine months of 1998 increased by 56,872 compared to an increase of 49,017 for the same period of 1997. As of September 30, 1998, the Company's insurance subsidiaries had a combined statutory surplus of $621.7 million and a net written premium to surplus ratio of 1.2:1. Having been recently granted licenses in the states of Nevada, Oregon and Washington, the Company expects to begin writing policies by the end of the year in these new markets, which collectively represent approximately six million vehicles.

During the third quarter of 1998, American International Group Inc. ("AIG") exercised 16 million warrants to purchase shares of common stock at a price of $9.10 per share, which increased the Company's stockholders' equity by $145.6 million. The proceeds from this transaction have been invested in short-term cash equivalents pending management's evaluation of the best available means to deploy the Company's excess capital. AIG also tendered 224,950 shares of Series A preferred stock for conversion to 19,854,368 shares of common stock. As a result of these transactions, AIG now owns a majority interest in the Company. Following this change in control, 20th Century's board of directors was reconstituted, and AIG Chairman and Chief Executive Officer M.R. Greenberg was elected as chairman of 20th Century Industries.

Invested assets as of September 30, 1998 were approximately $1.2 billion. All investments in fixed maturities are investment grade. Of the Company's total investments at September 30, 1998, 96.2% were invested in taxable fixed-income securities, in keeping with the Company's strategy of maximizing the realization of its remaining net operating loss carryover.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Loss and loss expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Cash flow from operations, which rose 26.7% for the first nine months of 1998 compared to the same 1997 period, has continued to be more than sufficient to fund loss payments.

At October 1, 1998, the Company has a variable rate credit line available of $112.5 million, all of which is outstanding. Presently, interest is paid monthly; interest payments for the first nine months of 1998 totaled $6.8 million.

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law.

In August 1996, 20th Century Insurance Company of Arizona, a joint venture owned 51% by AIG and 49% by 20th Century Industries, began writing private passenger automobile policies in that state. As of September 30, 1998, insured vehicles totaled 14,795, an increase of 60.1% over the total at September 30, 1997. The Company's investment in and advances to this venture totaled $3,712,000 at September 30, 1998, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture was $(84,000) and $(312,000) for the three and nine months ended September 30, 1998, respectively, and $(201,000) and $(533,000) for the same 1997 periods, and is included in investment income in the consolidated statement of income. The statistical and other information presented hereinafter do not include the activities of 20th Century Insurance Company of Arizona.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

UNITS IN FORCE

Units in force for the Company's insurance programs as of September 30 were as follows:

                                                 1998           1997
                                              ---------      -----------
          Private Passenger Automobiles
            (number of vehicles)              1,127,006      1,066,842

          Homeowner and Condominium
            (number of policies)                 56,305         61,850

          Personal Excess Liability
            (number of policies)                 12,161         10,914
                                              ---------      ---------
          Total                               1,195,472      1,139,606
                                              ---------      ---------
                                              ---------      ---------

Strong unit growth in the auto business remains the Company's priority. The Company's voluntary auto units in force increased by 6.4% compared to a year ago to 1,121,615 units in force at September 30, 1998 from 1,053,779 units in force at September 30, 1997. Voluntary auto units grew 56,872 (5.3%) in the first nine months of 1998, 12,079 (1.1%) of which occurred in the third quarter. This compared to an increase in units of 49,017 (4.9%) for the first nine months of 1997, 12,880 (1.2%) of which occurred in the third quarter. Through its aggressive marketing efforts and the introduction of rating plans that offer lower rates to its more profitable, preferred customers and higher rates for drivers deemed to represent greater risks, the Company has been able to enhance its profitable customer mix. The Company's average customer retention rate for third quarter 1998 was an excellent 96.9% despite a very competitive business climate.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Assigned Risk units decreased by 6,742 (55.6%) to 5,391 units during the first nine months of 1998 compared to an increase of 6,216 units (90.8%) for the same period in 1997. This is a result of former Assigned Risk participants finding affordable coverage in the voluntary market as well as drivers who dropped out of the program after initially responding to new legislation, effective January 1, 1997, aimed at decreasing the number of uninsured motorists in California.

The Company's position in the homeowners market has always been intended to complement its auto business and facilitate growth in that line. Units in force for the homeowners program declined by 9.0% between September 30, 1997, and September 30, 1998, mainly due to attrition resulting from the Company's inability to write new homeowners policies in accordance with an order by the California Department of Insurance. Although the Company continues to seek approval to resume writing new business, it is unable to predict if or when the California Insurance Commissioner will grant the Company's request which, in turn, has a negative impact on customer retention.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

UNDERWRITING RESULTS

Premium revenue, underwriting results and combined ratios for the Company's insurance programs were as follows:


                              Three Months Ended Sept, 30,  Nine Months Ended Sept. 30,
                              ----------------------------  ---------------------------
                                  1998          1997           1998           1997
                              -----------   --------------  -----------   -------------
                                                (Amounts in thousands)
Gross Premiums Written
  Automobile                    $218,299       $220,429       $644,309       $661,213
  Homeowners and Condo             1,596          1,852         24,565         26,455
  PELP                               727            702          1,925          1,812
                                --------       --------       --------       --------
  Total                         $220,622       $222,983       $670,799       $689,480
                                --------       --------       --------       --------
                                --------       --------       --------       --------
Net Premiums Earned
  Automobile                    $193,283       $197,481       $578,226       $584,787
  Homeowners and Condo               -              -               (1)         2,392
  PELP                               223            195            665            573
                                --------       --------       --------       --------
  Total                         $193,506       $197,676       $578,890       $587,752
                                --------       --------       --------       --------
                                --------       --------       --------       --------
Underwriting Profit (Loss)
  Automobile                    $ 36,523       $ 36,050       $100,362       $101,858
  Homeowners and Condo            (1,698)        (2,108)        (3,591)       (11,200)
  PELP                                65             20            440            383
                                --------       --------       --------       --------
  Total                         $ 34,890       $ 33,962       $ 97,211       $ 91,041
                                --------       --------       --------       --------
                                --------       --------       --------       --------
Combined Ratios
  Automobile                      81.11%         81.75%         82.64%         82.58%
  Homeowners and Condo               -              -              -              -
  PELP                            71.01%         89.66%         33.90%         33.13%
  Total                           81.96%         82.82%         83.21%         84.51%


                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

AUTOMOBILE

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. The majority of the Company's insured autos are located in southern California; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in northern California and San Diego county. Approximately 42% of all new business written in the first nine months of 1998 came from these regions.

The Company's voluntary automobile program realized an underwriting profit of $36.1 million for the three months ended September 30, 1998, compared to $36.0 million for the comparable 1997 period. The underwriting profit for the first nine months of 1998 was $99.3 million compared to $102.7 million for the same period last year. These results were achieved despite increased competition and the effects of premium rate reductions of 3.2% and 3.5% effective October 31, 1997, and January 1, 1998, respectively. The combined ratio for the first nine months of 1998 was 82.6 versus 82.1 for the same period last year. Unallocated loss adjustment expenses and underwriting expenses for the first nine months of 1998 include approximately $5.4 million incurred to modify computer systems to make them "Year 2000 compliant," and underwriting expenses also include an increase in advertising expense of $1.7 million compared to the same prior year period and approximately $2.0 million related to the accelerated amortization of restricted stock due to the change in control resulting from AIG's conversion of preferred stock and exercise of common stock warrants.

While a growth in business generally indicates the need for an increase in incurred but not reported (IBNR) reserves, favorable development in older case reserves and the lower severity of new claims have resulted in the Company making a smaller provision for IBNR reserves than in the past, favorably impacting underwriting results.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Assigned Risk units produced underwriting gains of $377,000 and $1,076,000 for the three and nine months ending September 30, 1998, respectively, compared to an underwriting gain of $84,000 and an underwriting loss of $868,000 for the comparable periods in 1997. The underwriting profit for the nine months in 1998 reflected a 55.6% decline in the number of Assigned Risk vehicles coupled with an improved loss ratio over the same period last year.

HOMEOWNERS AND CONDOMINIUM

In December 1996, the Company was granted authority to offer renewals of policies for approximately 68,000 homeowner insurance customers beginning February 15, 1997. This renewal business is covered by a quota share reinsurance agreement, which cedes 100% of all risk to three reinsurers, as follows:


Reinsurer                                              Participation
----------                                           ----------------
National Union Fire Insurance Co. of Pittsburgh, PA
(A subsidiary of AIG)                                       50%

United States Fidelity & Guaranty Company                   25%

Risk Capital Reinsurance Company                            25%


Earthquake coverage, which the Company is obliged to offer in conjunction with its homeowner policies, is provided through American Home Assurance Company, a subsidiary of AIG; no earthquake exposures are assumed by the Company. As of September 30, 1998, more than 56,000 policies had been renewed, which are approximately 82.8% of those eligible. Homeowners policies in force on June 30, 1996 or renewed before July 23, 1996 (which do not include earthquake

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES coverage) were ceded 100% in equal participations to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage was effective until the underlying policies expired or were renewed.

Because of the reinsurance agreements in place, the Company's exposure to weather-related and disaster claims has been significantly reduced, and its remaining exposure under these programs primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $1.7 million and $3.6 million for the three and nine months ending September 30, 1998, respectively, compared to underwriting losses of $2.1 million and $11.2 million for the same periods in 1997. The 1997 results included a $6.75 million pre-tax provision recorded in the second quarter in connection with an earthquake-related lawsuit.

The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

PERSONAL EXCESS LIABILITY PROGRAM (PELP)

Units in force increased by 11.4% compared to a year ago to 12,161 units in force at September 30, 1998 from 10,914 units in force at September 30, 1997. Gross premiums written in the third quarter and first nine months of 1998 increased by 3.5% and 6.3%, respectively, compared to the same periods in 1997. The growth in this business is primarily attributable to a cross-selling campaign, which began late in 1997.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. The PELP line is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

The Company's policy acquisition and other operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, decreased by $1.0 million (5.1%) and $47,000 (0.1%) for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the third quarter and nine months ended September 30, 1998 was 10.0% and 9.8%, respectively, compared to 10.3% and 9.7% for the same periods in 1997.

IMPACT OF YEAR 2000

The "Year 2000 problem" ("Y2K") arose because some computer programs and hardware utilize two digits rather than four to define the applicable year. As a result, these systems, programs and hardware ("Information Technology systems", or "IT systems") may not calculate dates beyond 1999, which may cause errors or system failures. In addition, today's business environment contains many non-IT systems, ranging from elevators to automobiles, which utilize microprocessors - and these devices are also potentially susceptible to the same or similar types of date problems.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

The following discussion summarizes the Company's state of readiness, costs to address the Company's Y2K issues, the risks inherent in these issues, and the Company's contingency plans. This discussion includes "forward-looking" statements about the outcome of future events, whose outcomes may differ from those reasonably expected by management.

State of Readiness
The Company has taken what it believes is a comprehensive approach to remediating its Y2K issues, as summarized in the following table:


MILESTONE                                                             COMPLETION DATE
----------------------------------------------------------------------------------------
CRITICAL MAINFRAME APPLICATIONS
----------------------------------------------------------------------------------------
High level risk assessment & start of project                         January 1997
----------------------------------------------------------------------------------------
Upgrade of base information systems to be Year 2000 compliant         April 1998
----------------------------------------------------------------------------------------
Replacement of 14 systems with packaged software warranted to be
Y2K compliant                                                         January 1999
----------------------------------------------------------------------------------------
Complete integration testing of 56 mainframe applications             November 1998
----------------------------------------------------------------------------------------
OTHER IT HARDWARE (mainframe, client/server, network,
telecommunications, etc.) Assessment, installation or conversion,     November 1998 to
test, and implementation                                              June 1999
----------------------------------------------------------------------------------------
NON IT SYSTEMS  -- including IT systems maintained by third parties
(e.g., banks, vendors, etc.) Inventory and assessment; identify
alternate sources, if required; and implement alternative sources     October 1998 to
as needed                                                             June 1999
----------------------------------------------------------------------------------------

Where the above table shows a range of completion dates, the earlier dates relate to the systems and suppliers deemed to be critical, whereas the later dates pertain to non-critical systems and suppliers.

Y2K Remediation Costs
The total Year 2000 project cost is estimated to be approximately $8.0 million, which is being expensed as incurred. Approximately one third of that amount represents the direct cost of personnel in the Company's Information Services department who have been dedicated to this

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES project, with most of the remainder representing external consultants. Costs incurred during 1997 were approximately $1.5 million, compared to $5.4 million for the first nine months of 1998.

Risks
Without regard to the Company's remediation efforts, given the highly computerized nature of the Company's operations, the Y2K problem would pose a serious risk to the Company's ability to efficiently and effectively service its customers, or to conduct its affairs in a profitable manner. Because of the nature of its operations and the availability of alternate suppliers and service providers, the Company's exposure to potential Y2K issues in the non-IT area are less than for manufacturers or distributors of non-financial products. Apart from written assurances the Company has or expects to receive, the Company can offer no assurances that the impact of the Y2K problem on certain services, such as those provided by third-party electric utilities, will be insignificant or within the Company's ability to correct in a fashion timely enough to avoid any potentially significant adverse impact. Although no remediation plan is capable of foreseeing every possible contingency that could have a potentially significant adverse effect, management is confident that the steps taken to address the Company's Y2K issues will prevent or promptly detect and correct any serious instances of noncompliance that are reasonably within the Company's ability to control.

Contingency Plans
For all critical systems, revised contingency plans that take account of the Y2K issue are scheduled to be in place in November 1998, followed by a test of the revised contingency plans in December 1998. For non-critical systems, the completion is scheduled for December 1998 followed by testing during the April to June 1999 period. These contingency plans generally cover steps the Company would take in the event of a business interruption from a variety of causes, including back-up computer facilities.

                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES

INVESTMENT INCOME

Net pre-tax investment income increased 3.1% and 1.7% during the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Average invested assets increased 8.6% and 3.8% for the third quarter and nine months ended September 30, 1998, respectively, compared to the same 1997 periods. The increases in both investment income and invested assets are primarily due to additional cash received from the exercise of AIG's common stock warrants in the third quarter of 1998.

The average annual pre-tax yield on invested assets for both the three and nine month periods ended September 30, 1998 was 6.4% and 6.6%, respectively, compared to 6.8% and 6.7%, respectively, for the same periods in 1997.

Realized gains on sales of investments increased in the first nine months of 1998 to $17.8 million from $3.0 million for the same period in 1997. Realized gains for the third quarter of 1998 increased to $6.9 million from $1.5 million for the same 1997 quarter. The increases in realized gains are due to favorable conditions in the bond market as a result of decreasing interest rates.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on August 10, 1998, regarding American International Group's exercise of 16 million warrants to purchase common stock and the tender of 224,750 shares of Series A preferred stock for conversion to common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               20TH CENTURY INDUSTRIES
                                               ------------------------
                                                     (Registrant)




Date   November 9, 1998                       /s/  William L. Mellick
    ---------------------------         -------------------------------------
                                                   WILLIAM L. MELLICK
                                        President and Chief Executive Officer



Date   November 9, 1998                       /s/ Robert B. Tschudy
    --------------------------          -------------------------------------
                                                 ROBERT B. TSCHUDY
                                             Senior Vice President and
                                               Chief Financial Officer