Form 10-K
period 1998-12-31
20TH CENTURY INDUSTRIES
filed 1999-03-30
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

For the fiscal year ended December 31, 1998      Commission File Number 0-6964


                             20TH CENTURY INDUSTRIES
                             -----------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     95-1935264
          ----------                                     ----------
(State or other jurisdiction of                 (I.R.S. Employer dentification
incorporation or organization)                             number)

Suite 700, 6301 Owensmouth Avenue, Woodland Hills, California          91367
-------------------------------------------------------------          -----
         (Address of principal executive                             (Zip Code)
                  offices)

Registrant's telephone number, including area code:   (818)  704-3700

          Securities registered pursuant to Section 12 (b) of the Act:
          ------------------------------------------------------------

Common Stock, Without Par Value               New York Stock Exchange
-------------------------------               -----------------------
       (Title of Class)             (Name of each exchange on which registered)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on March 15, 1999 as reported by the New York Stock Exchange, was approximately $519,000,000.

On March 15, 1999, the registrant had outstanding 87,635,364 shares of common stock, without par value, which is the Company's only class of common stock.

DOCUMENT  INCORPORATED  BY  REFERENCE:

Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on May 25, 1999, are incorporated herein by reference into Part III hereof.


                     20TH CENTURY INDUSTRIES

                   1998 FORM 10-K ANNUAL REPORT
                         Table of Contents

                                                                     Page
                              PART I
                              ------

Item  1.   Business                                                     3

Item  2.   Properties                                                  22

Item  3.   Legal Proceedings                                           22

Item  4.   Submission of Matters to a Vote of  Security Holders   .    22

                             PART II
                             -------
Item  5.   Market for Registrant's Common Stock and Related
           Stockholder Matters                                         23

Item  6.   Selected Financial Data                                     24

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         27

Item  7a.  Quantitative and Qualitative Disclosures about Market Risk  39

Item  8.   Financial Statements and Supplementary Data                 41

Item  9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                      72

                            PART III
                            --------

Item  10.  Directors and Officers of the Registrant                    72

Item  11.  Executive Compensation                                      72

Item  12.  Security Ownership of Certain Beneficial Owners and
           Management                                                  72

Item  13.  Certain Relationships and Related Transactions              73

                            PART IV
                            -------

Item  14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                 74

           Signatures                                                  81

                                     PART I
                                     ------

ITEM  1.     BUSINESS

GENERAL

     20th Century Industries is an insurance holding company founded in 1958 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 20th Century Industries and its wholly owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company, both of which are incorporated in California as property and casualty insurance companies and licensed in California, Nevada, Oregon and Washington. The Common Stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW."

     The Company, through its subsidiaries, directly markets and underwrites private passenger automobile, homeowners and personal umbrella insurance. As a direct response writer, the Company has gained a reputation for excellent customer service and being among the most efficient and low cost providers of personal insurance in the markets it serves.

     Historically, the Company's business has been concentrated in Southern California, principally the greater Los Angeles and Orange County areas. In the mid-1980's, however, the Company began expanding into the San Diego area, and in the early 1990's, the Northern California area. In August 1996, 20th Century Insurance Company of Arizona ("20th of Arizona") began writing private passenger automobile insurance in that state. 20th of Arizona is a joint venture between the Company, which owns a 49% interest, and American International Group, Inc. ("AIG"), which owns a 51% interest. AIG currently owns a majority interest in the Company. In December 1998, the Company further expanded its operations and began writing private passenger automobile policies independently in Nevada, Oregon and Washington.

     The Company began providing homeowners insurance in 1982 and condominium insurance in 1989. A portion of policies issued or renewed prior to July 23, 1994 included optional earthquake coverage endorsements. In the wake of the Northridge Earthquake which occurred in the San Fernando Valley area of Southern California on January 17, 1994 , the Company's writings in these lines were reduced in the period 1994 to 1998. In compliance with an order by the California Department of Insurance in June 1994, the Company immediately began to non-renew earthquake coverage endorsements and to cease writing new homeowners and condominium policies. The order also required the Company to begin non-renewing all homeowners and condominium policies effective July 23, 1996.

     In late 1996, the Company obtained permission to renew its remaining homeowners policies effective February 15, 1997. As of that date, approximately 68,000 homeowners insurance policies remained in force. The condominium program was fully discontinued as of July 23, 1997. The Company is complying with California's requirement to offer earthquake coverage to its remaining homeowners customers through a separate residential earthquake insurance policy underwritten and issued by American Home Assurance Company, a subsidiary of AIG. The Company is not currently authorized by the California Insurance Commissioner to offer homeowners insurance to new or former customers. Although the Company has initiated discussions to obtain that authorization, it is unable to predict if or when the California Insurance Commissioner will grant the Company's request. The Company's reentry into the homeowners market is a strategy intended to complement its auto business and facilitate growth in that line.

LIMITS  OF  INSURANCE  COVERAGE

The Company offers the following insurance coverages for private passenger automobiles: bodily injury liability; property damage; medical payments; uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage and collision deductible; towing; comprehensive and collision. Policies are written for a six-month term. Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. The most frequent bodily injury liability limits purchased are $100,000 per person and $300,000 per accident.

The homeowners program utilizes an extended replacement cost policy, thereby limiting loss to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provide for a minimum dwelling amount of $65,000 and a maximum dwelling amount of $500,000. Personal liability coverage limits of $100,000, $200,000 and $300,000 are available.

     The personal umbrella policy ("PUP") is written by 20th Century Insurance Company and provides liability coverage with a limit of $1,000,000 in excess of the underlying automobile and homeowners liability coverage. Minimum underlying automobile limits of $100,000 per person and $300,000 per accident are required while homeowners must have a minimum of $100,000 personal liability coverage. The underlying automobile coverage must be written by the Company.


MARKETING

     The Company markets its policies directly to customers, without utilizing or engaging outside agents or brokers, using direct mail, print, radio, television and internet advertising. Quotes may be requested 24 hours a day, 7 days a week through a convenient toll-free 800 number. Prospective California policyholders may also obtain an instant rate quotation on the Company's internet site (http://www.20thCenturyInsurance.com). Traffic to the Company's internet site continues to increase, offering visitors an additional way to request a rate quotation, amend their policy, or obtain information about the Company.


     Throughout 1998, the Company actively advertised in California's major metropolitan markets (Los Angeles and Orange Counties, the Inland Empire, the Bay Area, San Diego, Sacramento, Fresno and Bakersfield). Automobile quotations increased 22% over the prior year while the number of vehicles insured on new policies increased 24 % over the prior year.

The Company continues to increase penetration in the Sacramento and Bay Area markets, generating approximately 57% more new business from these two markets in 1998 than in 1997. Approximately 52% of all new business written in 1998 came from outside the Los Angeles/Orange County areas.

UNDERWRITING  AND  PRICING

     The regulatory system in California requires the prior approval of insurance rates and forms. Within this regulatory framework, the Company establishes its automobile and homeowners premium rates based primarily on actuarial analyses of its own historical premium, loss and expense data. These data are compiled and analyzed to establish overall rate levels as well as classification differentials. The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. The primary characteristics include, by statute in California, driving record, annual mileage and number of years the driver has been licensed. A number of other "optional" rating factors are also permitted in California.


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

     Effective January 1, 1999, the Company instituted a five-year guaranteed renewal feature for new and renewed business meeting certain conditions. This new feature is not a price guarantee.

     The Company reviews many of its automobile policies prior to the time of renewal and as changes occur during the policy period. The customer may contact the Company to make changes, such as the addition or deletion of drivers or vehicles, changes in the classification of drivers or usage of vehicles, changes in garaging location and changes in coverages or limits. Some mid-term changes may result in premium adjustments and some may result in the policy being re-underwritten and eventually not renewed because of a substantial increase in risk.

With respect to the homeowners renewal program which started on February 15, 1997, underwriting procedures include a review of claims and identification of changes in circumstances that may warrant premium adjustments or cancellation of coverage in the case of a substantial increase in risk.

SERVICING  OF  BUSINESS

     The Company continues to adapt its technological capabilities in keeping with its business strategies. Computerized systems provide the information resources, telecommunications and data processing capabilities which support the technical needs of the Company. In addition to providing ongoing support, the systems provide the strategic capabilities necessary to manage the Company's business. During 1997, the Company began the process of significantly upgrading its technology infrastructure and replacing aging information systems with newer, more flexible systems. This transition will take several more years to complete. In 1998, business operations supporting the states of Washington, Oregon and Nevada commenced using this new infrastructure. As of January 1, 1999, the Company's internal administrative processes, such as payroll and accounting, have been successfully converted to the new systems.

In November 1998, the Company completed the testing of its internal systems to ensure they are Year 2000 ("Y2K") compliant. During 1999, the Company expects to complete the Y2K compliance certification of its significant external suppliers and internal facilities and equipment that may contain imbedded technology with Y2K compliance issues. A contingency plan will be in place to ensure continued service to policyholders in the event of an unforeseen or uncontrollable failure (discussed in more detail in Management's Discussion and Analysis, Impact of Year 2000).

CLAIMS

     Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel, when necessary, and management of the settlement process. Whenever possible, physical damage claims are handled through the use of Company drive-in claims facilities, vehicle inspection centers and Direct Repair Program ("DRP") providers. The claims management staff administers the claims settlement process and oversees the work of the legal and adjuster personnel involved in that process. Each claim is carefully analyzed to provide for fair loss payments, compliance with the Company's contractual obligations and management of loss adjustment expenses. Liability and property damage claims are handled by specialists in each area.

The Company utilizes its legal staff to handle most aspects of claims litigation, including trial, from offices in Brea, Ontario, Long Beach, San Diego and Woodland Hills. In-house attorneys handle approximately 70% of all lawsuits. Suits which may involve a conflict of interest are assigned to outside counsel.

Recognizing the need to provide its customers with convenient, local service, the Company has established eleven Division Service Offices in Los Angeles, Orange, San Diego and Ventura Counties and the San Francisco Bay Area. Each Division Service Office is a full service center, normally staffed with between seventy-five and one hundred employees who provide complete claims services from initial investigation to final settlement.

     The Company makes extensive use of its DRP to expedite the repair process. The program involves agreements between the Company and over 130 independent repair facilities. The Company agrees to accept the estimate for damages prepared by the repair facility without requiring each vehicle to be inspected by staff adjusters. The facilities selected undergo a screening process before being accepted, and the Company maintains an aggressive reinspection program to assure quality results; the Company's reinspection team visits all repair facilities each month and reinspects approximately 40% of all repairable vehicles in this program. The customer benefits by getting the repair process started faster, and the repairs are guaranteed for as long as the customer owns the vehicle. The Company benefits by not incurring the overhead expense of a larger staff of appraisers and by negotiating repair rates it believes are beneficial. Currently, over 30% of all damage repairs are handled using the DRP method.

The Company has three vehicle inspection centers located in Los Angeles and Orange Counties. Each vehicle inspection center is staffed with between fifteen and twenty employees who handle total losses, total thefts and vehicles which are not driveable.

     The Claims Services Division employs approximately 100 people who are responsible for subrogation, medical payment claims and workers' compensation claims arising under the homeowners policies.

The Company also maintains a Special Investigations Unit with approximately 40 personnel who investigate suspected fraudulent claims. The Company believes its efforts in this area have been responsible for saving several million dollars annually.

     The Homeowners Division processes all homeowners property claims on a regional basis and is made up of two units of approximately twelve employees each. The units are located in Brea and Woodland Hills.

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

"Case basis" reserves are established for bodily injury liability and uninsured motorist claims which are either expected to exceed $15,000 or are older than two years. Such case reserves are based on the specific circumstances of the claim.

Case reserves for other bodily injury and uninsured motorists claims and for all other coverages are established at an average case reserve value. These average values are based on a review of prior claims payments for each coverage.

The Company supplements the case basis reserve estimates with bulk loss reserves estimated using actuarial methodologies. These reserves are designed to provide for claims incurred but not reported ("IBNR") to or recorded by the Company as of the accounting date, changes over time in case reserve estimates, and loss adjustment expenses which include estimates of the legal and other costs of settling claims. The actuarial estimates utilize the Company's own historical loss experience and are reviewed each quarter. The effects of inflation are implicitly considered in the actuarial estimates, and the Company does not discount its reserves to present value for financial reporting purposes.

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

A rollforward of loss and loss adjustment expense reserves, including the effects of reserve changes, loss payments, and reinsurance for each of the three years in the period ended December 31, 1998, is presented in Note 8 of the Notes to Consolidated Financial Statements.

     The following table presents the development of loss and loss adjustment expense reserves, net of reinsurance, for the years 1988 through 1998. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverables, for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year-ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater
(less) than the re-estimated reserves. The deficiencies shown in the 1994, 1995 and 1997 columns, and the smaller redundancy shown in the 1996 column, result from the additional earthquake losses and loss adjustment expenses recorded subsequent to 1994. The impact on the redundancy or deficiency shown is $164.75 million for 1994, $104.75 million for 1995, $64.75 million for 1996 and $40 million for 1997.


(AMOUNTS IN THOUSANDS)
                                                             AS OF DECEMBER 31,
                                                          ------------------------
                                    1988       1989      1990      1991      1992      1993      1994       1995       1996
                                   --------  --------  --------  --------  --------  --------  ---------  ---------  --------

Reserves for
   losses and loss
   adjustment expenses,
   net of  reinsurance             $ 391,748  $472,010  $525,220  $547,098  $554,034  $574,619  $755,101   $552,320   $489,033

Paid (cumulative)
   as of:

One year later                       197,555   242,757   300,707   320,264   327,634   344,876   519,969    351,985    304,714
Two years later                      271,163   328,606   391,970   401,019   403,434   423,713   635,861    485,462    395,922
Three years later                    310,757   366,369   420,853   426,412   425,671   443,055   721,445    527,908
Four years later                     326,495   377,980   429,791   433,642   432,086   457,430   745,912
Five years later                     330,014   381,507   431,791   436,522   434,949   460,857
Six years later                      330,879   382,230   432,975   437,365   436,876
Seven years later                    331,433   382,108   433,096   437,758
Eight years later                    331,344   382,129   433,095
Nine years later                     331,421   382,086
Ten years later                      331,474

Reserves re-
   estimated as of:

One year later                       357,220   402,706   473,974   473,209   491,048   490,166   715,637    526,730    424,406
Two years later                      342,365   397,847   449,348   461,343   447,880   465,036   725,098    537,635    467,958
Three years later                    340,760   389,559   442,508   440,198   438,726   453,431   751,302    579,093
Four years later                     333,432   384,948   433,408   437,350   435,128   460,947   790,479
Five years later                     332,100   382,331   432,370   436,929   435,942   462,372
Six years later                      331,191   381,996   432,661   437,600   437,034
Seven years later                    331,274   381,914   433,050   437,706
Eight years later                    331,184   382,126   432,949
Nine years later                     331,473   381,955
Ten years later                      331,361

Redundancy
   (Deficiency)                     $ 60,387  $ 90,055  $ 92,271  $109,392  $117,000  $112,247  $(35,378)  $(26,773)  $ 21,075



(AMOUNTS IN THOUSANDS)
----------------------

                               1997       1998
                             ---------  --------

Reserves for
   losses and loss
   adjustment expenses,
   net of  reinsurance       $388,418   $339,815

Paid (cumulative)
   as of:

One year later                251,951
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-
   estimated as of:

One year later                392,039
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Redundancy
   (Deficiency)              $ (3,621)


     Each amount in the preceding table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the table.

     In the consolidated balance sheet, the reserves for losses and loss adjustment expenses are shown "gross," that is, before reduction for reinsurance. The table which follows presents the development of gross losses and loss adjustment expense reserves for calendar years 1996 through 1998. As in the ten-year table presented net of reinsurance, each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data and it would not be appropriate to extrapolate future development based on this table.


(Amounts in thousands)                  1996      1997      1998
                                      --------  --------  --------

Gross loss and loss adjustment
   expense reserves, December 31,     $543,529  $437,887  $382,003
Paid (cumulative) as of:
   One year later                      335,895   283,753
   Two years later                     437,340
Gross liability re-estimated as of:
   End of year                         543,529   437,887   382,003
   One year later                      467,473   436,699
   Two years later                     513,000
 Gross cumulative redundancy            30,529     1,188



     The redundancies indicated above result from the additional earthquake losses and loss adjustment expenses recorded subsequent to 1994.

OPERATING  RATIOS

Combined  Ratios

     Underwriting profit margins are measured by the extent to which the combined ratios (loss and loss adjustment expense ("LAE") ratio and underwriting expense ratio) are less than 100% of premium revenues. Combined ratios are used to measure the underwriting success of property and casualty insurance companies. Losses and loss adjustment expenses are stated as a percentage of premiums earned because losses may occur over the life of a particular insurance policy. An important indicator of operating efficiency, the underwriting expense ratio is based on premiums written for statutory accounting practices ("SAP") and earned premiums for reporting under generally accepted accounting principles ("GAAP"). The loss and LAE ratios, underwriting expense ratios (excluding interest and fees), and combined ratios for the Company's subsidiaries, on a SAP and GAAP basis, are shown in the following tables.


                               YEARS ENDED DECEMBER 31,
                               ------------------------
SAP                         1998   1997   1996   1995    1994
--------------------------  -----  -----  -----  -----  ------
Loss and LAE ratio          81.0%  77.3%  85.8%  88.7%  173.0%
Underwriting expense ratio  10.7    9.5    9.4    8.7     9.9
                            -----  -----  -----  -----  ------
Combined ratio              91.7%  86.8%  95.2%  97.4%  182.9%
                            =====  =====  =====  =====  ======



                                YEARS ENDED DECEMBER 31,
                                ------------------------
GAAP                        1998   1997   1996   1995    1994
--------------------------  -----  -----  -----  -----  ------
Loss and LAE ratio          81.0%  77.3%  85.8%  88.4%  176.8%
Underwriting expense ratio  10.2    9.4    9.3    9.0     9.7
                            -----  -----  -----  -----  ------
Combined ratio              91.2%  86.7%  95.1%  97.4%  186.5%
                            =====  =====  =====  =====  ======


     The effects of the Northridge Earthquake and other non-recurring charges (accelerated amortization of restricted stock grants in 1998 and Y2K costs in both 1998 and 1997) contributed 6.1 and 3.3 percentage points on both a GAAP and SAP basis to the 1998 and 1997 combined ratios, respectively. In 1996, 1995 and 1994, the Northridge Earthquake contributed 4.7, 2.9 and 85.1 percentage points, respectively, on both a GAAP and SAP basis to the combined ratios. In 1997, most of the improvement in the combined ratio is due to favorable loss trends in the automobile line. In 1998, the loss and LAE ratio for the automobile line increased 0.9% and the underwriting expense ratio increased 1.2%. The Company's underwriting results and loss ratios by line of business are discussed in more detail in Management's Discussion and Analysis, Underwriting Results, and in
Note  17  of  the  Notes  to  Consolidated  Financial  Statements.

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


                                                  YEARS ENDED DECEMBER 31,
                                                 -------------------------
SAP                                      1998      1997      1996      1995      1994
-----------------------------------  --------  --------  --------  --------  --------
                                            (Amounts in thousands, except ratio)
Net premium written                   $773,714  $788,600  $827,993  $958,614  $1,032,737

Policyholders' surplus                $600,654  $548,043  $436,367  $358,474  $  207,018

Ratio                                   1.3:1     1.4:1     1.9:1     2.7:1       4.9:1

     The 1994 and 1995 ratios were high because of surplus strain caused by the Northridge Earthquake. Capital infusions in 1994 and a return to profitable operations in 1995 resulted in improved surplus levels that reduced the ratio below 3 to 1 in 1995 and below 2 to 1 in 1996, 1997 and 1998.

INVESTMENTS  AND  INVESTMENT  RESULTS

     The Company's investment guidelines emphasize buying high-quality, fixed income investments. The Investment Committee of the Company's Board of
Directors regularly reviews these guidelines and the performance of the portfolio. Because of the net operating loss ("NOL") carryforwards available for tax purposes, the Company's investment strategy emphasized taxable securities to maximize overall cash flow following the Northridge Earthquake in 1994 until the fourth quarter of 1998, by which time the NOL had been substantially reduced. While the Company does not invest with a view to achieving realized gains, securities are bought and sold in order to meet the main objectives of the investment portfolio. These objectives are to maximize after-tax investment income and total investment returns while minimizing credit and liquidity risk. The Company currently has designated all of its portfolio as "available-for-sale."

The following table summarizes investment results for the five most recent years:





                                           YEARS ENDED DECEMBER 31,
                                          --------------------------
(Amounts in thousands)          1998         1997         1996         1995         1994
                              ---------  -----------  -----------  -----------  -----------

Average invested assets, at
   cost or amortized cost;
   includes cash and cash
   equivalents                $1,147,852   $1,088,864   $1,111,396   $1,193,202   $1,259,871

Net investment income:

   Before income taxes        $   75,146   $   73,463   $   73,178   $   81,658   $   84,761

   After income taxes         $   49,248   $   49,105   $   52,038   $   56,597   $   68,629

Average annual return on
   investments:

   Before income taxes             6.6%         6.7%         6.6%         6.8%         6.7%

   After income taxes              4.3%         4.5%         4.7%         4.7%         5.4%

Net realized investment
   gains after income taxes   $   14,716   $    2,646   $    4,736   $    6,634   $   40,010

Net increase (decrease) in
   unrealized gains on
   investments after
   income taxes               $    3,089   $   17,478   $  (30,688)  $   73,285   $ (134,660)


     Investment income and average invested assets increased in 1998 compared to 1997 due to cash flow from operations and $145.6 million received from AIG in the third quarter of 1998 for the exercise of warrants to purchase common stock of the Company (see Note 12 of the Notes to Consolidated Financial
Statements). The decline in the investment portfolio from 1994 through 1997 resulted largely from the sale of investments to generate cash to cover the severe losses and other ongoing expenses resulting from the Northridge Earthquake. The declining after-tax return on investments in the previous table is a result of the shift to taxable securities since 1994; the sale, maturity or early redemption of older securities with high yields; and re-investment in securities with significantly lower yields due to general market conditions. In addition, in 1998, a greater portion of the portfolio was invested in commercial paper for liquidity purposes which yielded a lower return than the portion invested in bonds.

The following table sets forth the composition of the Company's investments and cash and cash equivalents at the dates indicated.


                          DECEMBER 31,
                          -------------
                                      1998                     1997                   1996
                          -------------------------  ----------------------  ----------------------
(Amounts in thousands)      Amortized       Fair     Amortized      Fair     Amortized      Fair
Type of Security              Cost         Value        Cost       Value        Cost       Value
------------------------  -------------  ----------  ----------  ----------  ----------  ----------

Fixed maturities:
  U.S. Treasury secur-
  itites and obliga-
  tions of U.S. govern-
  ment corporations
  and agencies            $       5,971  $    6,129  $    6,735  $    6,758  $   11,906  $   11,885

  Obligations of
  states and politi-
  cal subdivisions              159,010     161,739      36,680      39,523     287,277     292,127

  Public utilities              162,119     171,545     171,060     175,174     164,509     163,674

  Corporate securities          705,291     727,835     838,500     861,253     596,346     596,017
                          -------------  ----------  ----------  ----------  ----------  ----------

Total fixed maturities        1,032,391   1,067,248   1,052,975   1,082,708   1,060,038   1,063,703

Equity securities                   250       1,373         250       1,745         250         925
                          -------------  ----------  ----------  ----------  ----------  ----------

Total investments             1,032,641   1,068,621   1,053,225   1,084,453   1,060,288   1,064,628

Cash and cash
  equivalents                   167,856     167,856      31,268      31,268      18,078      18,078
                          -------------  ----------  ----------  ----------  ----------  ----------

Total investments
  and cash and cash
  equivalents             $   1,200,497  $1,236,477  $1,084,493  $1,115,721  $1,078,366  $1,082,706
                          =============  ==========  ==========  ==========  ==========  ==========


COMPETITION

The property and casualty insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of which operate in a number of states and offer a wide variety of products. Several of these competitors are larger and have greater financial resources than the Company. Based on earned premium, the Company is the seventh largest writer of private passenger automobile insurance in California.

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

REINSURANCE

A reinsurance transaction occurs when an insurer transfers or cedes a portion of its exposure from direct business written to a reinsurer which assumes that exposure for a premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer to the insurer for the ceded portion. The Company periodically monitors the continuing appropriateness of all its reinsurance arrangements to determine that its reinsurers maintain high A. M. Best ratings and other indicators of ability to meet their obligations as well as competitive pricing for the risk involved.

     The Company's insurance subsidiaries have entered into a five-year quota share reinsurance agreement with an AIG affiliate covering all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, 10% of each subsidiary's premiums earned and losses and loss adjustment expenses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 is ceded. At the end of the five-year period, the AIG affiliate has the option of renewing the agreement annually for four years at declining coverage percentages. A ceding commission of 10.8% was earned by the insurance subsidiaries for 1995 and, thereafter, a commission is paid at a rate equal to the prior year's gross SAP underwriting expense ratio. The ceding commission rate was 9.13%, 9.36% and 9.40% for 1996, 1997 and 1998, respectively.

     Since mid-1996, when the homeowners line began to shrink considerably for reasons discussed earlier, the Company has found it more economical to maintain 100% quota share reinsurance arrangements for its homeowners line rather than purchasing alternative reinsurance coverage for its remaining exposure to catastrophes such as fire following earthquake. These reinsurance arrangements are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements.

The Company has a quota share reinsurance treaty for the PUP whereby 60% of premiums and losses are ceded to the reinsurer. After the effect of the 10% quota share treaty with AIG, the Company effectively retains 36% of the risk for this line.

REGULATION

An insurance company is subject to regulation and supervision by the insurance departments of the states in which it does business. These insurance departments have broad regulatory, supervisory and administrative powers, such as:

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

     State regulations are designed principally for the benefit of policyholders. Currently, the California Department of Insurance ("CDOI") has primary regulatory jurisdiction over the Company. In general, the current regulatory requirements in the other states in which the Company is a licensed insurer are no more stringent than in California.

     In June 1994, the CDOI ordered the Company to immediately begin non-renewing earthquake coverage endorsements and to cease writing new homeowners and condominium policies and, effective July 23, 1996, to begin non-renewing all its remaining homeowners and condominium policies. On December 23, 1996, the order was amended, permitting the Company to resume renewing its remaining homeowners policies effective February 15, 1997, with the statutorily required offer of earthquake coverage to be made by an affiliate of AIG. The Company continues to seek approval to resume writing new homeowners policies, but there is no assurance the CDOI will grant the Company's request. Inability to write new homeowners policies hinders the Company's efforts to sell automobile insurance to certain consumers who prefer the convenience of having both coverages provided by the same insurer.

     The operations of the Company are governed by the laws of the State of California and by the laws of the other states in which it is a licensed insurer. Changes in those laws can affect the revenues and expenses of the Company. In 1998, no new laws were enacted by any such state that are expected to have a material impact on the auto insurance industry.

Ballot Proposition 213 was approved by an overwhelming majority of California voters on November 5, 1996. This proposition bars certain drivers and most uninsured drivers from recovering non-economic damages for injuries they suffer in vehicle accidents. Two lawsuits challenged the constitutionality of the proposition, but the appellate courts in 1997 upheld the proposition's constitutionality. The California Supreme Court in March 1998 denied the petition for review with the plaintiffs thereafter petitioning the

U.S. Supreme Court  for  writ  of certiorari.  The petition is  still pending as
of  late  March  1999.   This  proposition   has  had  a  beneficial  effect  on
underwriting profit in 1997  and  1998.

     The Company anticipates that legislation allowing third parties to bring an independent cause of action for a breach of Unfair Claims Practices regulations and statutes may be introduced in the current legislative session in California. If such legislation were to be enacted, claims costs would increase, which may or may not adversely affect the Company's operating results depending on the Company's ability to pass the increased costs on to its customers through higher rates.

     Additionally, the Company anticipates that the California Insurance Commissioner will propose changes to the rating regulations during 1999. There can be no assurance that adoption of such changes would not be detrimental to the Company's future operating results.

     The Company is a member of industry organizations which may advocate legislative and initiative proposals and which provide financial support to officeholders and candidates for California statewide public offices. The Company also makes financial contributions to those officeholders and candidates who, in the opinion of management, have a favorable understanding of the needs of the property and casualty insurance industry. In 1998, these contributions were nominal. The Company believes that such contributions are important to the future of the property and casualty insurance industry in California and intends to continue to make such contributions as it determines to be appropriate and in compliance with applicable law.

HOLDING  COMPANY  ACT

     The Company's subsidiaries are also subject to regulation by the CDOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Certain transactions defined to be of an "extraordinary" nature may not be effected without the prior approval of the CDOI. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving in the net aggregate, more than the lesser of (i) 3% of the Company's admitted assets or (ii) 25% of the policyholder's surplus as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of
(i)  10%  of  the insurance company's policyholders' surplus as of the preceding
December  31  or  (ii)  the  insurance
company's net income for the preceding calendar year. The California code further provides that property and casualty insurers may pay dividends only from earned surplus. The Holding Company Act generally restricts the ability of any one person to acquire more than 10% of the Company's voting securities without prior regulatory approval.


NON-VOLUNTARY  BUSINESS

     Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. With the passage of AB 650 on January 1, 1997, which requires proof of financial responsibility for vehicle registration renewals, the number of drivers applying to CAARP increased, and the Company's share of CAARP assignments grew commensurately from 6,847 vehicles insured at the end of 1996 to 12,133 vehicles at the end of 1997. As of December 31, 1998, assigned risk vehicles insured decreased to 4,485. This is a result of assigned risk participants finding affordable coverage in the voluntary market as well as drivers who dropped out of the program after initially responding to the new legislation. The CAARP assignments have historically produced underwriting losses. As of December 31, 1998, this business represented less than 0.6% of the Company's total gross premiums written.

     Insurers offering homeowners insurance in California are required to participate in the California Fair Plan ("Fair Plan"). Fair Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowners direct premiums written in the state. The Company's Fair Plan underwriting results for 1998 were immaterial.

EMPLOYEES

The Company had 2,284 full and part-time employees at December 31, 1998. The Company provides medical, pension and 401(k) savings plan benefits to eligible employees according to the provisions of each plan. The Company believes that its relationship with its employees is excellent, and employee turnover is generally very low.

ITEM  2.     PROPERTIES

     The Company leases its Home Office building in Woodland Hills, California, which contains approximately 230,000 square feet of leasable office space. The lease was amended in April 1998 to extend its term until November 2014. The lease may be renewed for two consecutive five-year periods.

In April 1998, the Company signed an agreement to become the primary tenant of the new 20th Century Plaza project to be completed in late 1999. As part of its goal to maintain centralized operations, five of the Company's outlying offices will be incorporated into the 20th Century Plaza. The project includes the construction of a second office building and a parking structure.

The Company also leases office space in 23 other locations throughout California. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

ITEM  3.     LEGAL  PROCEEDINGS

     In the normal course of business, the Company is named as a defendant in lawsuits related to claim issues. Some of the actions request exemplary or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate.

     Currently included in this class of litigation are certain actions that arose out of the Northridge Earthquake. It is believed that a majority of these actions were filed to resolve claims involving disputed damages or to contest the applicability of the statute of limitations. While any litigation has an element of uncertainty, the Company does not believe that the ultimate outcome of any pending action will have a material effect on its consolidated financial condition or results of operations.

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


                  High      Low
                --------  --------


1998
--------

Fourth Quarter    25-7/8  20-15/16
Third Quarter    29-3/16  22-15/16
Second Quarter    29-1/2    26-3/4
First Quarter     30-3/8    24-3/8


1997
--------

Fourth Quarter    27-3/4        23
Third Quarter   25-15/16    21-1/4
Second Quarter        24    16-1/2
First Quarter     18-1/8    16-3/8





(B)      HOLDERS  OF  COMMON  STOCK

     The approximate number of record holders of common stock on December 31, 1998, was 925.

(C)      DIVIDENDS

     The Company paid cash dividends on its common stock each year since 1973 through the second quarter of 1994. Dividends were resumed in the fourth quarter of 1996. Dividends of $0.05 per share were paid in the first three quarters of 1997 and then doubled to $0.10 per share for the fourth quarter of 1997 and the first quarter of 1998. Dividends increased to $0.16 per share for each of the last three quarters of 1998.

     The parent company is dependent upon dividends from its subsidiaries to service debt and pay dividends to its stockholders. Based on 1998 operating results and earned surplus as of December 31, 1998, the Company believes it will not require regulatory approval in 1999 for any extraordinary dividends.

ITEM  6. SELECTED  FINANCIAL  DATA

     The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of 20th Century Industries and its subsidiaries. The consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, are included elsewhere in this Form 10-K. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share, see Note 3 of the Notes to Consolidated Financial Statements.

All dollar amounts set forth in the following tables are in thousands, except per share data.


                                              YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------
                                     1998      1997      1996        1995        1994
                                   --------  --------  --------  ----------  -----------
Operations Data:
  Net premiums earned              $772,864  $785,989  $856,628  $  963,797  $1,034,003
  Net investment income              75,146    73,463    73,178      81,658      84,761
  Realized investment gains          22,640     4,071     7,287      10,207      61,554
                                   --------  --------  --------  ----------  -----------
     Total Revenues                 870,650   863,523   937,093   1,055,662   1,180,318

  Net losses and loss adjustment
     expenses                       626,379   607,775   734,735     851,602   1,828,346
  Policy acquisition costs           51,563    44,851    38,175      38,647      43,409
  Other operating expenses           27,060    29,047    41,496      48,311      57,198
  Proposition 103 expense              -         -         -           -         29,124
  Interest and fees expense          10,278    13,722    14,260      15,897       8,348
                                   --------  --------  --------  ----------  -----------
     Total Expenses                 715,280   695,395   828,666     954,457   1,966,425

  Income (loss) before federal
     income taxes (benefit)         155,370   168,128   108,427     101,205    (786,107)

  Federal income taxes (benefit)     54,298    57,199    34,370      31,575    (288,087)
                                   --------  --------  --------  ----------  -----------
  Net income (loss)                $101,072  $110,929  $ 74,057  $   69,630  $ (498,020)
                                   ========  ========  ========  ==========  ===========

Per Share Data:
  Basic                            $   1.36  $   1.76  $   1.05  $     0.97  $    (9.69)
                                   ========  ========  ========  ==========  ===========
  Diluted                          $   1.19  $   1.37  $   0.92  $     0.90  $    (9.69)
                                   ========  ========  ========  ==========  ===========
  Dividends paid per common
     share                         $   0.58  $   0.25  $   0.05  $        -  $     0.32
                                   ========  ========  ========  ==========  ===========


     In 1998 and 1997, the Company's financial statements include the effects of non-recurring charges of $7.7 million and $1.5 million, respectively. Such charges represent accelerated amortization of restricted stock grants in 1998 and Year 2000 costs in both 1998 and 1997. Additionally, increases in earthquake reserves in 1998 of $40 million, in 1997 of $24.75 million, in 1996 of $40 million and in 1995 of $60 million offset partially by a $32 million reduction in the Proposition 103 liability per an order from the CDOI are also included in the financial statements. In 1994, earthquake-related losses and expenses were $844.1 million. On an after-tax basis, these additional charges reduced (increased) basic earnings (loss) per share by $0.46, $0.33, $0.51, $0.35 and ($10.67) for 1998, 1997, 1996, 1995 and 1994, respectively.


                                                        DECEMBER 31,
                               -------------------------------------------------------------
                                   1998          1997        1996        1995        1994
                               -------------  ----------  ----------  ----------  ----------

Balance Sheet Data:

  Total investments            $   1,068,621  $1,084,453  $1,064,628  $1,127,112  $  942,174

  Total assets                     1,593,156   1,482,454   1,513,755   1,608,886   1,702,810

  Unpaid losses and loss
     adjustment expenses             382,003     437,887     543,529     584,834     756,243

  Unearned premiums                  233,689     233,402     231,141     288,927     298,519

  Bank loan payable                  112,500     157,500     175,000     175,000     160,000

  Claims checks payable               34,311      35,569      36,445      49,306      70,725

  Stockholders' equity               785,602     582,961     487,707     466,585     317,944

  Book value per common share  $        8.97  $     6.93  $     5.10  $     4.69  $     2.29


ITEM  7. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS

FINANCIAL  CONDITION

     The Company's financial condition continued to improve in 1998 as shown in the following table:


(Amounts in thousands, except per share data)    1998      1997      1996
                                               --------  --------  --------

Adjusted operating cash flow  (1)              $ 87,689  $ 69,673  $    931

Book value per share                           $   8.97  $   6.93  $   5.10

Debt to equity ratio  (2)                          0.15      0.28      0.36

Statutory surplus of insurance
   subsidiaries                                $600,654  $548,043  $436,367

Net written premiums to surplus
   ratio                                         1.3:1     1.4:1     1.9:1

A.M. Best financial rating                         A-        A-        B+

S&P financial rating                               A+        A-       BBB+


(1) For 1996, excludes $29.2 million, net of commissions, in homeowners unearned premiums ceded to reinsurers in July 1996.
(2)        Equity  adjusted  to  exclude  unrealized  investment  gains.

     With its strong financial position restored, the Company has positioned itself for renewed and profitable growth. Additionally, the Company's direct exposure to future earthquake events was substantially eliminated in 1995. The Company maintains full insurance protection against its only significant remaining catastrophe exposure in the homeowners line, primarily relating to potential wild fires and fire following an earthquake event.

RESULTS  OF  OPERATIONS

Units  in  Force
     Units in force for the Company's insurance programs as of December 31 were as follows (excluding 15,541, 10,853 and 3,006 in 1998, 1997 and 1996,
respectively,  of  vehicles  insured  by  20th  Century   Insurance  Company  of
Arizona):


                                      1998       1997       1996
                                    ---------  ---------  ---------
Private Passenger Automobile
   (Number of vehicles)             1,130,029  1,076,876  1,011,609
Homeowners
   (Number of policies)                55,614     61,024     89,010
Personal Umbrella Policy ("PUP")
   (Number of policies)                12,404     11,683     10,223
                                    ---------  ---------  ---------
Total                               1,198,047  1,149,583  1,110,842
                                    =========  =========  =========

     Information about recent developments relating to units in force within each major coverage line follows.

     PRIVATE PASSENGER AUTOMOBILE. Strong unit growth in the auto business remains the Company's priority. Vehicles in force grew by 53,153 in 1998, compared to an increase of 65,267 in 1997. The Company continues to increase its vehicles in force despite intense competition in the automobile insurance market. In view of the favorable trends in loss costs and frequency in 1997 and 1998, the Company lowered overall rate levels approximately 3.4% and 3.2% in 1998 and 1997, respectively, and by an additional 6.8% in February 1999. Through its aggressive marketing efforts and the introduction of rating plans that offer lower rates to its more profitable, preferred customers and higher rates for drivers deemed to be greater risks, the Company has been able to enhance its profitable customer mix. The Company's average customer retention rate was approximately 96% for both 1998 and 1997.

     HOMEOWNERS. The Company's position in the homeowners market has always been intended to complement its auto business and facilitate growth in that line. Units in force for the Company's homeowners program declined by 9% from December 31, 1997 to December 31, 1998, mainly due to attrition resulting from the prohibition by the California Department of Insurance against the Company's writing any new homeowners policies. Although the Company continues to seek approval to resume writing new business, it is unable to predict if or when the California Insurance Commissioner will grant the Company's request which, in turn, has a negative impact on customer retention.

     PUP. The penetration of this coverage has averaged about 1% of the vehicles in force during each of the three years ended December 31, 1998.


Underwriting  Results

     Premium revenue and underwriting results for the Company's insurance programs follow, presented in conformity with generally accepted accounting principles ("GAAP"). To facilitate comparability, the effects of the earthquake, non-recurring costs and the Proposition 103 settlement have been isolated from the core business in the tables below.


(Amounts in thousands)
                                            YEARS ENDED DECEMBER 31,
                                          --------------------------
                                          1998       1997       1996
                                        ---------  ---------  ---------

GROSS PREMIUMS WRITTEN
----------------------
   Automobile                            $858,263   $871,996   $892,287
   Homeowners - excluding effects of
      Proposition 103                      24,806     27,367     34,875
   Personal Umbrella                        2,548      2,406      2,114
                                        ---------  ---------  ---------
         Subtotal Core Business           885,617    901,769    929,276
   Proposition 103                              -          -        567
                                        ---------  ---------  ---------
   Total                                 $885,617   $901,769   $929,843
                                        =========  =========  =========

NET PREMIUMS EARNED
-------------------
   Automobile                            $772,267   $781,288   $831,963
   Homeowners - excluding effects of
      Proposition 103                        (294)     3,917     23,872
   Personal Umbrella                          891        784        772
                                        ---------  ---------  ---------
         Subtotal Core Business           772,864    785,989    856,607
   Proposition 103                              -          -         21
                                        ---------  ---------  ---------
   Total                                 $772,864   $785,989   $856,628
                                        =========  =========  =========

UNDERWRITING PROFIT (LOSS)
--------------------------
   Automobile - excluding effects of
      non-recurring costs                $120,369   $135,622   $ 81,010
   Homeowners - excluding effects of
      earthquake and Proposition 103       (5,544)    (5,557)    (1,394)
   Personal Umbrella                          703        493        917
                                        ---------  ---------  ---------
         Subtotal Core Business           115,528    130,558     80,533
   Earthquake, non-recurring costs and
      Proposition 103                     (47,666)   (26,242)   (38,311)
                                        ---------  ---------  ---------
   Total                                 $ 67,862   $104,316   $ 42,222
                                        =========  =========  =========



                                            YEARS ENDED DECEMBER 31,
                                          --------------------------
                                          1998       1997       1996
                                       ---------  ---------  ---------
COMBINED RATIOS
---------------
Core Business - GAAP
--------------------------
Loss and LAE ratio                       75.9%      74.2%      81.3%
Underwriting expense ratio                9.2        9.2        9.3
                                       ---------  ---------  ---------
Combined ratio                           85.1%      83.4%      90.6%
                                       =========  =========  =========

Company Totals - GAAP
--------------------------
Loss and LAE ratio                       81.0%      77.3%      85.8%
Underwriting expense ratio               10.2        9.4        9.3
                                       ---------  ---------  ---------
Combined ratio                           91.2%      86.7%      95.1%
                                       =========  =========  =========


Automobile  -  Excluding  Non-recurring  Costs

     Automobile insurance is the primary line of business written by the Company and has been consistently profitable. The majority of the Company's insured autos are located in southern California. However, the Company continues to expand its coverage throughout the state by aggressively marketing its business in northern California and San Diego County, which accounted for approximately 43% of all new business written in 1998.

     The auto line experienced a $120.4 million underwriting profit in 1998 compared to $135.6 million and $81 million in 1997 and 1996, respectively, as adjusted for the effects of nonrecurring costs. These results were achieved despite increased competition and the effects of premium rate reductions of 3.2% and 3.4% effective October 31, 1997, and January 1, 1998, respectively. Favorable loss trends contributed to the solid underwriting results in all three years. However, underwriting results for 1998 fell below the 1997 level primarily due to an increase in claims frequency that emerged principally in the fourth quarter and the rate decreases mentioned previously.

     The 1998 decrease in gross premiums written reflects the 5.0% increase in insured units coupled with the effect of the premium rate reductions mentioned above. The 1997 decrease in gross premiums written reflects the 6.5% increase in insured units offset by the effect of the 3.2% premium rate reduction implemented in 1997 and the impact of 1996 rate reductions which were fully felt in 1997.

     Including a first quarter 1999 rate reduction of 6.8%, the Company has reduced average California auto premiums by more than 25% since 1996. Although the reduction in premium revenues produced lower top-line and investment income growth, underwriting margins continue to be favorable.

While a growth in business generally indicates the need for an increase in incurred but not reported ("IBNR") reserves, favorable development in older case reserves and the lower frequency and severity of new claims have resulted in the Company making a smaller provision for IBNR reserves than in the past, favorably impacting underwriting results.

Homeowners  -  Excluding  Earthquake

     Underwriting results for this program are subject to variability caused by weather-related claims and by infrequent disasters. In 1998, 1997 and 1996, no significant losses were incurred.

     Since July 1, 1996, the Company has maintained reinsurance programs to provide coverage for its remaining homeowners policies as discussed in Note 10 of the Notes to Consolidated Financial Statements. The Company had previously maintained separate catastrophe coverage which expired in June 1996. Written premiums ceded in 1998 totaled $24.5 million compared to $24.4 million in 1997 and $10.7 million in 1996 (excluding the $33.3 million portfolio transfer of unearned premium liabilities under the 100% quota share reinsurance agreement).

Personal  Umbrella  Policy

     The personal umbrella program has remained stable over the three-year period ended December 31, 1998, producing approximately $2 million in gross written premiums each year. Underwriting profits for this business can vary significantly with the number of claims which occur infrequently.

Earthquake

     Although the Company did not write new or renewal earthquake premiums in 1995 through 1998, the Company assumes a small amount of earthquake premium from the California Fair Plan, a state-administered pool of difficult to insure risks in which insurers are required to participate in proportion to their share of direct written homeowners coverage in the state. As indicated previously, the Company recorded additional provisions for the 1994 Northridge Earthquake in 1998, 1997 and 1996 of $40 million, $24.75 million and $40 million, respectively. The Company remains exposed to possible further upward development in the estimated cost to resolve certain Northridge Earthquake claims. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

Policy  Acquisition  and  General  Operating  Expenses

     The Company's policy acquisition and general operating expense ratio continues to be among the most competitive in the industry. As a direct writer, the Company does not incur agent commissions and, thus, enjoys an expense advantage over most of its competitors. The ratio of underwriting expenses (excluding interest and fees) to earned premiums was 10.2% in 1998, 9.4% in 1997 and 9.3% in 1996. Excluding non-recurring charges (accelerated amortization of restricted stock grants of $2.0 million in 1998 and "Year 2000" ("Y2K") costs of $5.7 million and $1.5 million in 1998 and 1997, respectively), the expense ratios remained relatively flat at 9.2% in 1998 and 1997 and 9.3% in 1996 despite a decline in premiums earned and an increase in marketing expenses.

Impact  of  Year  2000

     The Y2K problem arose because some computer programs and hardware utilize two digits rather than four to define the applicable year. As a result, these systems, programs and hardware ("Information Technology systems" or "IT systems") may not calculate dates beyond 1999, which may cause errors or system failures. In addition, today's business environment contains many non-IT systems, ranging from elevators to automobiles, which utilize microprocessors, and these devices are also potentially susceptible to the same or similar types of date problems.

     The following discussion summarizes the Company's state of readiness, costs to address its Y2K issues, the risks inherent in these issues, and the Company's contingency plans.

State  of  Readiness
     The Company has taken what it believes is a comprehensive approach to remediating its Y2K issues, as summarized in the following table:



MILESTONE                                                              COMPLETION YEAR
---------                                                              ---------------
CRITICAL MAINFRAME APPLICATIONS
High level risk assessment                                                   1997
Upgrade of base information systems to be Year 2000 compliant                1998
Complete integration testing of  56 mainframe applications                   1998
Replacement of 14 systems with packaged software warranted
  to be Y2K compliant                                                        1999

OTHER IT HARDWARE (mainframe, client/server, network,
  telecommunications, etc.) Assessment, installation or conversion,
  test, and implementation                                                   1999

NON-IT SYSTEMS  - including IT systems maintained by third parties
  (e.g., banks, vendors, etc.) Inventory and assessment; identify alternate sources, if required; and implement alternative sources
  as needed                                                                  1999


The Company plans to complete its compliance testing of all critical components in the summer of 1999.

Y2K  Remediation  Costs
     The total Year 2000 project cost is estimated to be approximately $8.9 million, which is being expensed as incurred. Approximately one third of that amount represents the direct cost of personnel in the Company's Information Services department who have been dedicated to this project, with most of the remainder representing external consultants. Costs incurred during 1998 were approximately $5.7 million, compared to $1.5 million for 1997.

Risks
     Without regard to the Company's remediation efforts, given the highly computerized nature of the Company's operations, the Y2K problem would pose a serious risk to the Company's ability to efficiently and effectively service its customers, or to conduct its affairs in a profitable manner. Because of the nature of its operations and the availability of alternate suppliers and service providers, the potential Y2K issues for the Company in the non-IT area generally are less than for manufacturers or distributors of non-financial products. Apart from written assurances the Company has or expects to receive, the Company can offer no assurances that the impact of the Y2K problem on certain services, such as those provided by third-party electric utilities, will be insignificant or within the Company's ability to correct in a fashion timely enough to avoid any potentially significant adverse impact. Although no remediation plan is capable of foreseeing every possible contingency that could have a potentially significant adverse effect, management is confident that the steps taken to address the Company's Y2K issues will prevent or promptly detect and correct any serious instances of noncompliance that are reasonably within the Company's ability to control.

Contingency  Plans
     For all critical systems within the Company's control, revised contingency plans that take account of the Y2K issue are scheduled to be tested and in place by June 1999. These contingency plans generally cover steps the Company would take, such as use of back-up computer facilities, in the event of a business interruption from a variety of causes, including the remote possibility of an interruption caused by one or more Y2K problems. The Company's contingency planning team is staffed by representatives from all key business departments. Contingency planning currently under development includes the following considerations:
- Defining a rapid response team including identification of resources and responsibilities at a departmental level;
- Identifying manual procedures to be implemented until the automated process is recovered, if necessary;
- For critical suppliers or service providers not expected to be compliant, selecting feasible alternate suppliers;
- When alternate suppliers are infeasible, addressing any means the Company can take to assist key suppliers in a timely manner;
- Determining key mission critical contingency plans and testing when feasible before the Year 2000.

Investment  Income

     Net pre-tax investment income was $75.1 million in 1998 compared to $73.5 million in 1997 and $73.2 million in 1996. Average invested assets increased 5.4% in 1998 compared to decreases of 2.0% and 6.9% in 1997 and 1996, respectively. The increase in 1998 is primarily due to additional cash received from the exercise of AIG's common stock warrants in the third quarter of 1998 as discussed in Note 12 of the Notes to Consolidated Financial Statements. The decline in invested assets for 1997 and 1996 resulted from the decline in net earned premiums and the sale of investments to meet the payment requirements of both developing earthquake losses and reinsurance premiums. The average annual pre-tax yield on invested assets was 6.6% in 1998, 6.7% in 1997 and 6.6% in 1996.

     Realized capital gains on the sales of investments increased to $22.6 million for 1998 compared to $4.1 million and $7.3 million for 1997 and 1996, respectively. The 1998 increase in realized gains is primarily due to the Company's decision to begin switching its investment portfolio from taxable to nontaxable securities during 1998 in anticipation of fully utilizing its remaining net operating loss deduction in 1999. At December 31, 1998, $141.4 million of the Company's total investments at fair value was invested in tax-exempt bonds with the balance representing 86.8% of the portfolio invested in taxable securities compared to 97.7% at December 31, 1997.

     As of December 31, 1998, the Company had a pre-tax unrealized gain on fixed maturity investments of $34.9 million compared to $29.7 million in 1997 and $3.7 million in 1996. Interest rates fell in 1998 and 1997 which increased the fair value of the bond portfolio for those years.

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

     The Company has historically written its core business at an underwriting profit and thus each premium dollar generates a positive cash flow. A significant part of the decline in 1996 and subsequent increase in cash flow from operations in 1997 and 1998 is due to the fall and rise, respectively, in the size of the net book of business during these periods. In 1996, approximately $29.2 million of the $32.5 million net decrease in cash and cash equivalents was related to the portfolio transfer of unearned premiums on homeowners business.

     Funds required by 20th Century Industries to pay dividends and meet its debt obligations are provided by the insurance subsidiaries. Information regarding the Company's debt service obligation is included in Note 9 of the Notes to Consolidated Financial Statements. The ability of the insurance subsidiaries to pay dividends to the parent company is regulated by state law. Based on the operating results in 1996 and the favorable ratio of premiums to surplus, the Company was able to resume normal dividends from the insurance subsidiaries in 1996 to service the parent's debt and dividend requirements. Based upon 1998 operating results and earned surplus as of December 31, 1998, the Company believes it will not require regulatory approval in 1999 for any extraordinary dividends.

     The Company's remaining net operating loss carryforward is expected to be fully utilized during 1999 (see Note 5 of the Notes to Consolidated Financial Statements). As a result, income tax payments will increase in 1999 and future years compared to the years 1994 through 1998. To the extent practicable, the Company's investment portfolio is being switched from taxable to nontaxable securities in order to minimize future tax payments.

     In 1997, the Company embarked on a major project to upgrade its technological infrastructure and to conform certain of its procedures to "industry best practices." Although the ultimate cost of this project is not yet determinable, management believes cash flow from operations as well as expected improvements in operational efficiencies will be more than adequate to fund the project's implementation which is expected to be completed over the next several years.

Risk-Based  Capital

     The National Association of Insurance Commissioners requires property and casualty insurance companies to calculate and report information under a Risk-Based Capital ("RBC") formula in their Annual Statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. To the extent that a subsidiary's surplus fell below prescribed levels, it would be the parent company's intention to infuse necessary capital to support that entity. The Company's insurance subsidiaries exceeded their RBC statutory surplus standards by a considerable margin as of December 31, 1998.

Home  Office  Lease

     The Company leases its Home Office building in Woodland Hills, California, which contains approximately 230,000 square feet of leasable office space. The current lease expires in 2014 and may be renewed for two consecutive five-year periods.

     In addition, the Company will expand its headquarters to nearly double the size of its current facility in late 1999, the anticipated completion date of construction of the new 20th Century Plaza. The company has signed a 15-year lease expiring in November 2014, which may be renewed for two consecutive five-year periods.

Forward-Looking  Statements

               The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including, but not limited to, those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (a) the intensity of competition from other companies in the insurance industry; (b) the Company's experience with respect to persistency and claims experience; (c) the Company's ability to distribute and administer competitive services in a timely, cost-effective manner; (d) the Company's visibility in the market place and its financial and claims-paying ratings; (e) the effect of changes in laws and regulations affecting the Company's business, including changes in tax laws affecting insurance products; (f) market risks related to interest rates; (g) the Company's ability to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses; (h) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (i) changes in accounting and reporting practices; and (j) the Company's access to adequate financing to support its future business. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information, refer to the Company's filings with the Securities and Exchange Commission.

ITEM  7a.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. The first column in the following table shows the financial statement carrying values of the Company's financial instruments. The Company's investment portfolio is carried at fair value; the fair value of the Company's variable-rate bank loan payable is presumed to equal its carrying value. The second column shows the effect on current carrying values and estimated fair values assuming a 100 basis point increase in market interest rates and a 10% decline in equity prices. The following sensitivity analysis summarizes only the exposure to market risk as of December 31, 1998.


(Amounts in thousands)
                                                            Estimated Fair
                                                          Value at Adjusted
                                                          Market Rates/Prices
                                         Carrying Value   as Indicated Below
                                        ---------------   --------------------
Interest Rate Risk:*
   Fixed Maturities Available for Sale   $     1,067,248   $      998,737
   Bank Loan Payable                             112,500          112,500
Equity Price Risk:**
   Marketable Equity Securities                    1,373            1,236

 *  Adjusted  interest  rates  assume  a  100  basis  point  increase  in  market  rates  at  December  31,  1998.
**  Adjusted  equity  prices  assume  a  10  percent  decline  in  values  at  December  31,  1998.


     Because the Company historically has generated an underwriting profit, its cash flow from operations and short term cash position generally is more than sufficient to meet its obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. As a result, the Company generally has the ability to hold its investments to maturity, and it has been unnecessary for the Company to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all its financial assets and liabilities, the Company seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversifications. Financial instruments are not used for trading purposes.

     The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of the Company's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the analysis. This analysis is further limited as it does not consider any actions the Company could take in response to actual and/or anticipated changes in interest rates and equity prices.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
REPORT  OF  INDEPENDENT  AUDITORS

Stockholders  and  Board  of  Directors
20th  Century  Industries

     We have audited the accompanying consolidated balance sheets of 20th Century Industries and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 20th Century Industries and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Los  Angeles,  California
January  22,  1999


                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

(Amounts in thousands)
                                                         DECEMBER 31,
                                                  -------------------------
                                                     1998          1997
                                                  -------------  ----------

Investments, available-for-sale, at fair value:
    Fixed maturities                              $   1,067,248  $1,082,708
    Equity securities                                     1,373       1,745
                                                  -------------  ----------
      Total investments - Note 4                      1,068,621   1,084,453
Cash and cash equivalents                               167,856      31,268
Accrued investment income                                19,542      20,008
Premiums receivable                                      70,884      71,494
Reinsurance receivables and recoverables                 66,823      70,050
Prepaid reinsurance premiums                             31,589      32,154
Deferred income taxes - Note 5                           74,330     126,877
Deferred policy acquisition costs - Note 6               16,100      11,510
Other assets                                             77,411      34,640
                                                  -------------  ----------
                                                  $   1,593,156  $1,482,454
                                                  =============  ==========


See  accompanying  notes  to  financial  statements.


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except share data)
                                                                DECEMBER 31,
                                                          -------------------------
                                                              1998          1997
                                                          -------------  ----------

Unpaid losses and loss adjustment expenses - Note 8       $     382,003  $  437,887
Unearned premiums                                               233,689     233,402
Bank loan payable - Note 9                                      112,500     157,500
Claims checks payable                                            34,311      35,569
Reinsurance payable                                              20,628      19,347
Other liabilities                                                24,423      15,788
                                                          -------------  ----------
      Total liabilities                                         807,554     899,493

Commitments and contingencies - Notes 11 and 14

Stockholders' equity - Notes 12
   Capital Stock
      Preferred stock, par value $1.00 per share;
      authorized 500,000 shares, none issued                          -           -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      authorized 376,126 shares,  no shares outstanding
      in 1998 and 224,950 in 1997                                     -     224,950

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 87,624,531
      in 1998 and 51,636,361 in 1997                            462,268      87,230

   Accumulated other comprehensive income - Note 4               23,387      20,298

   Retained earnings                                            299,947     250,483
                                                          -------------  ----------
      Total stockholders' equity                                785,602     582,961
                                                          -------------  ----------
                                                          $   1,593,156  $1,482,454
                                                          =============  ==========


See  accompanying  notes  to  financial  statements.


                          20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)
                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  1998      1997      1996
                                                --------  --------  --------
REVENUES

Net premiums earned - Note 10                   $772,864  $785,989  $856,628
Net investment income - Note 4                    75,146    73,463    73,178
Realized investment gains - Note 4                22,640     4,071     7,287
                                                --------  --------  --------
                                                 870,650   863,523   937,093

LOSSES AND EXPENSES

Net losses and loss adjustment
    expenses - Note 8                            626,379   607,775   734,735
Policy acquisition costs - Note 6                 51,563    44,851    38,175
Other operating expenses                          27,060    29,047    41,496
Interest and fees expense - Note 9                10,278    13,722    14,260
                                                --------  --------  --------
                                                 715,280   695,395   828,666
                                                --------  --------  --------
Income before federal
   income taxes                                  155,370   168,128   108,427
Federal income taxes - Note 5                     54,298    57,199    34,370
                                                --------  --------  --------

   NET INCOME                                   $101,072  $110,929  $ 74,057
                                                ========  ========  ========

EARNINGS PER COMMON SHARE - Note 3
----------------------------------

   BASIC                                       $    1.36  $   1.76  $   1.05
                                                ========  ========  ========

   DILUTED                                     $    1.19  $   1.37  $   0.92
                                                ========  ========  ========



See  accompanying  notes  to  financial  statements.


                                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                  (Amounts in thousands, except per share data)

                                                                              Accumulated
                                         Convertible                            Other
                                          Preferred     Common    Retained   Comprehensive
                                            Stock       Stock     Earnings      Income        Total
                                        -------------  --------  ----------  -------------  ---------

Balance at January 1, 1996              $    224,950   $ 85,805  $ 122,322   $ 33,508       $466,585
   Comprehensive income:
      Net income for the year                                       74,057                    74,057
      Change in accumulated other
         comprehensive income, net -
         Note 4                                                               (30,688)       (30,688)
                                                                                            ---------
   Total comprehensive income                                                                 43,369
   Cash dividends paid on common
     stock  ($0.05 per share)                                       (2,576)                   (2,576)
   Cash dividends paid on
     preferred stock                                               (20,245)                  (20,245)
   Other                                                    458        116                       574
                                         ------------  --------  ----------  -------------  ---------
Balance at December 31, 1996                 224,950     86,263    173,674      2,820        487,707
                                                                                            ---------
   Comprehensive income:
      Net income for the year                                      110,929                   110,929
      Change in accumulated other
         comprehensive income, net -
         Note 4                                                                17,478         17,478
                                                                                            ---------
   Total comprehensive income                                                                128,407
   Cash dividends paid on common
     stock ($0.25 per share)                                       (12,906)                  (12,906)
   Cash dividends paid on
      preferred stock                                              (20,245)                  (20,245)
   Other                                                    967       (969)                       (2)
                                         ------------  --------  ----------  -------------  ---------
Balance at December 31, 1997                 224,950     87,230    250,483     20,298        582,961
                                                                                            ---------
   Comprehensive income:
      Net income for the year                                      101,072                   101,072
      Change in accumulated other
         comprehensive income, net -
         Note 4                                                                 3,089          3,089
                                                                                            ---------
   Total comprehensive income                                                                104,161
   Cash dividends paid on common
     stock ($0.58 per share)                                       (41,485)                  (41,485)
   Cash dividends paid on
      preferred stock                                              (10,123)                  (10,123)
   Effects of conversion of preferred
      stock and exercise of common          (224,950)   370,550                              145,600
      stock warrants
   Other                                                  4,488                                4,488
                                         ------------  --------  ----------  -------------  ---------
Balance at December 31, 1998            $          -   $462,268  $ 299,947   $ 23,387       $785,602
                                        =============  ========  ==========  =============  =========


See  accompanying  notes  to  financial  statements.


                             20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                    1998        1997       1996
                                                 ----------  ----------  ---------

OPERATING ACTIVITIES:

Net income                                       $ 101,072   $ 110,929   $ 74,057
Adjustments to reconcile net income
   to net cash provided by (used in) operating
   activities:

   Provision for depreciation and amortization      10,179       5,598      4,679
   Provision for deferred income taxes              50,884      54,569     31,835
   Realized gains on sale of investments           (22,640)     (4,071)    (7,287)
   Federal income taxes                            (10,658)        502     (1,430)
   Reinsurance balances                              5,073       9,616    (38,512)
   Unpaid losses and loss adjustment expenses      (55,884)   (105,642)   (41,305)
   Unearned premiums                                   287       2,261    (57,786)
   Claims checks payable                            (1,258)       (876)   (12,861)
   Other                                            10,634      (3,213)    20,361
                                                 ----------  ----------  ---------
     NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                        87,689      69,673    (28,249)



                            20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (CONTINUED)

(Amounts in thousands)
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                    1998        1997       1996
                                                 ----------  ----------  ---------

INVESTING ACTIVITIES:
   Investments available-for-sale:
     Purchases                                   $(848,131)  $(660,903)  $(631,428)
     Calls or maturities                            23,248       6,981      17,190
     Sales                                         867,441     664,675     636,419
  Net purchases of property and
     equipment                                     (42,651)    (16,585)     (3,642)
                                                 ----------  ----------  ---------
       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                         (93)     (5,832)     18,539

FINANCING ACTIVITIES:
   Proceeds from exercise of common stock
      warrants                                     145,600           -           -
   Bank loan principal repayment                   (45,000)    (17,500)          -
   Dividends paid                                  (51,608)    (33,151)    (22,821)
                                                 ----------  ----------  ---------
       NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                      48,992     (50,651)    (22,821)
                                                 ----------  ----------  ---------

Net increase (decrease) in cash                    136,588      13,190     (32,531)

Cash and cash equivalents, beginning of year        31,268      18,078      50,609
                                                 ----------  ----------  ---------
Cash and cash equivalents, end of year           $ 167,856   $  31,268   $  18,078
                                                 ==========  ==========  ==========


See  accompanying  notes  to  financial  statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE  1. DESCRIPTION  OF  BUSINESS

     20th Century Industries, through its wholly owned subsidiaries, 20th Century Insurance Company and 21st Century Casualty Company (collectively, the "Company"), is engaged in the sale of private passenger automobile insurance policies in California, Nevada, Oregon and Washington and homeowners and personal umbrella insurance policies in California. At this time, almost all of the Company's business is concentrated in California. The Company also provides private passenger automobile insurance in Arizona through a joint venture with American International Group, Inc. ("AIG"), which owned a majority of the Company's outstanding common stock at December 31, 1998. An order from the California Department of Insurance ("CDOI") has prohibited the Company from writing any new homeowners policies since June 1994, and beginning in July 1996, the Company was required to begin non-renewing these policies. Effective February 15, 1997, the CDOI allowed the Company to resume renewing its remaining homeowners policies.

NOTE  2. SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation  and  Presentation

     The accompanying consolidated financial statements include the accounts and operations of 20th Century Industries and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Investments

     The Company classifies its investment portfolio as available-for-sale and carries it at fair value with unrealized gains and losses, net of any tax effect, reported as accumulated other comprehensive income in a separate component of stockholders' equity.

     Fair values for fixed maturity and equity securities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method.

     The Company's 49% interest in 20th Century Insurance Company of Arizona, which is a joint venture between the Company and AIG and which began operations in August 1996, has a carrying value of $3,656,000 at December 31, 1998, and is included in other assets in the consolidated balance sheet. The Company's equity in the 1998, 1997 and 1996 net loss of this venture amounted to $373,000, $656,000 and $186,000, respectively, and is included in investment income in the consolidated statements of income.

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

New  Accounting  Standards

     Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, became effective in the first quarter of 1998. SFAS No. 130 established rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Essentially, under SFAS No. 130, the new label "accumulated other comprehensive income" has replaced that of the former "unrealized investment gains, net" in the stockholders' equity section of the consolidated balance sheet. Also, the consolidated statement of stockholders' equity has been reformatted to conform to the requirements of SFAS No. 130.

In 1997, the Financial Accounting Standards Board also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective on December 31, 1998. This Statement did not require disclosure of any significant information beyond that previously provided in the Company's annual financial statements.

NOTE  3. EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share:


(Amounts in thousands, except per share data)
                                                       YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                    1998       1997       1996
                                                  ---------  ---------  ---------

Numerator:
Net income                                        $101,072   $110,929   $ 74,057
Preferred stock dividends                          (10,123)   (20,245)   (20,245)
                                                  ---------  ---------  ---------
Numerator for basic earnings per share:
   Income available to common stockholders          90,949     90,684     53,812
Effect of dilutive securities:
   Dividends on convertible preferred stock*        10,123     20,245          -
                                                  ---------  ---------  ---------
Numerator for diluted earnings per share:
   Income available to common stockholders
   after assumed conversions                      $101,072   $110,929   $ 53,812
                                                  =========  =========  =========

Denominator:
Denominator for basic earnings per share:
   Weighted-average shares outstanding              66,976     51,500     51,465
Effect of dilutive securities:
   Restricted stock grants                              79        121         49
   Employee stock options                              315        171         42
   Warrants                                          6,146      9,079      7,092
   Convertible preferred stock*                     11,368     19,854          -
                                                  ---------  ---------  ---------
                                                    17,908     29,225      7,183
Denominator for diluted earnings per share:
   Adjusted weighted-average shares outstanding     84,884     80,725     58,648
                                                  =========  =========  =========

Basic earnings per share                          $   1.36   $   1.76   $   1.05
                                                  =========  =========  =========

Diluted earnings per share                        $   1.19   $   1.37   $   0.92
                                                  =========  =========  =========


* For 1996, the effect of the convertible preferred stock would be anti-dilutive and, therefore, it is not included in the calculation of diluted earnings per share for those periods.


NOTE  4. INVESTMENTS

A  summary  of  net  investment  income  is  as  follows:


(Amounts in thousands)
                                 YEARS ENDED DECEMBER 31,
                               ----------------------------
                                  1998     1997      1996
                               --------  --------  --------
Interest on fixed maturities   $70,358   $72,140   $ 71,996
Interest on cash equivalents     5,593     2,333      2,170
Other                             (371)     (654)     (183)
                               --------  --------  --------
   Total investment income      75,580    73,819     73,983
Investment expense                 434       356        805
                               --------  --------  --------
   Net investment income       $75,146   $73,463   $ 73,178
                               ========  ========  ========


A summary of realized investment gains and losses before income taxes is as follows:


(Amounts in thousands)
                                       YEARS ENDED DECEMBER 31,
                                     ----------------------------
                                        1998     1997      1996
                                     --------  --------  --------
Fixed maturities available-for-sale:
   Gross realized gains              $23,030   $ 6,958   $ 9,608
   Gross realized losses                (390)   (2,887)   (2,321)
                                     --------  --------  --------
Net realized investment gains        $22,640   $ 4,071   $ 7,287
                                     ========  ========  ========


The amortized cost, gross unrealized gains and losses, and fair values of investments as of December 31, 1998 and 1997 are as follows:


(Amounts in thousands)
                                              Gross        Gross
                               Amortized   Unrealized   Unrealized      Fair
                                  Cost        Gains       Losses       Value
-----------------------------  ----------  -----------  -----------  ----------
1998
----
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                $    5,971  $       158  $         -  $    6,129
Obligations of states and
   political subdivisions         159,010        3,332          603     161,739
Public utilities                  162,119        9,445           19     171,545
Corporate securities              705,291       27,069        4,525     727,835
                               ----------  -----------  -----------  ----------
      Total fixed maturities    1,032,391       40,004        5,147   1,067,248
Equity securities                     250        1,123            -       1,373
                               ----------  -----------  -----------  ----------
      Total investments        $1,032,641  $    41,127  $     5,147  $1,068,621
                               ==========  ===========  ===========  ==========


1997
----
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                $    6,735  $        45  $        22  $    6,758
Obligations of states and
   political subdivisions          36,680        2,843            -      39,523
Public utilities                  171,060        4,347          233     175,174
Corporate securities              838,500       23,688          935     861,253
                               ----------  -----------  -----------  ----------
      Total fixed maturities    1,052,975       30,923        1,190   1,082,708
Equity securities                     250        1,495            -       1,745
                               ----------  -----------  -----------  ----------
      Total investments        $1,053,225  $    32,418   $    1,190  $1,084,453
                               ==========  ===========   ==========  ==========


The amortized cost and fair value of the Company's fixed maturity investments at December 31, 1998 are summarized, by contractual maturity, as follows:


(Amounts in thousands)
                           Available-for-sale
                        -------------------------
                          Amortized       Fair
Fixed maturities due:       Cost         Value
----------------------  -------------  ----------

1999                    $       2,027  $    2,065
2000 - 2003                    48,446      49,282
2004 - 2008                   769,935     795,959
2009 - 2018                   211,714     219,663
2019 and after                    269         279
                        --------------  ----------
      Total             $   1,032,391  $1,067,248
                        =============  ===========


     Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     Details follow concerning the change in the after-tax net unrealized gain on investments for 1998, 1997, and 1996, which is included in the accumulated other comprehensive income in the consolidated balance sheets:


(Amounts in thousands)
                                                   YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  1998      1997      1996
                                                --------  --------  ---------


Unrealized gain (loss) on available-for-sale
   investments, net of tax expense (benefit)
   of $9,587, $10,836 and $(13,974),
   respectively                                 $17,805   $20,124   $(25,951)

Less:  reclassification adjustment for gains
   included in net income, net of tax expense
   of $7,924, $1,425 and $2,551, respectively   (14,716)   (2,646)    (4,737)
                                                --------  --------  ---------
Total                                           $ 3,089   $17,478   $(30,688)
                                                ========  ========  =========


NOTE  5. FEDERAL  INCOME  TAXES

     Federal  income  tax  expense  consists  of:


(Amounts in thousands)
                         YEARS ENDED DECEMBER 31,
                        -------------------------
                          1998     1997     1996
                        -------  -------  -------
Current tax expense     $ 3,414  $ 2,630  $ 2,535
Deferred tax expense     50,884   54,569   31,835
                        -------  -------  -------
                        $54,298  $57,199  $34,370
                        =======  =======  =======


The  Company's  net  deferred  income  tax  asset  is  comprised  of:


(Amounts in thousands)
                                                    DECEMBER 31,
                                                ------------------
                                                  1998      1997
                                                --------  --------
Deferred tax assets:
   Net operating loss carryforward              $ 53,587  $ 94,981
   Alternative minimum tax credit                 16,930    13,927
   Unearned premiums                              14,147    14,087
   Unpaid losses and loss adjustment expenses      6,741     9,811
   Non-qualified retirement plans                  3,418     3,291
   Salvage and subrogation                             -     3,322
   Other                                               -     2,416
                                                --------  --------
                                                  94,823   141,835
                                                --------  --------

Deferred tax liabilities:
   Unrealized investment gains                    12,593    10,930
   Deferred policy acquisition costs               5,635     4,028
   Salvage and subrogation                           745         -
   Other                                           1,520         -
                                                --------  --------
                                                  20,493    14,958
                                                --------  --------
Net deferred tax asset                          $ 74,330  $126,877
                                                ========  ========


Ordinarily, the Company's principal deferred tax assets arise from the discounting of loss reserves for tax purposes, which delays a portion of the loss deduction, and from the acceleration of 20% of the unearned premium reserve into taxable income before it is earned. During 1998, the

Company utilized net operating loss carryforwards of $115,000,000 to reduce taxable income. As of December 31, 1998, the Company has a net operating loss carryforward of approximately $156,000,000 for regular tax purposes expiring in the year 2009 and an alternative minimum tax credit carryforward of $16,929,000. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities. The Company expects the net operating loss carryforward to be fully utilized during 1999.


     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. The Company believes that because of its historically strong earnings performance, and tax planning strategies available, it is more likely than not that the Company will realize the benefit of the deferred tax asset, and therefore, no valuation allowance has been established.

     A reconciliation of income tax computed at the federal statutory tax rate, which was 35% for 1996 through 1998, to total income tax expense follows:


(Amounts in thousands)
                              YEARS ENDED DECEMBER 31,
                            ----------------------------
                              1998      1997      1996
                            --------  --------  --------

Federal income taxes at
   statutory rate           $54,380   $58,845   $37,949
Decrease due to:
   Tax-exempt income, net      (403)   (1,354)   (4,472)
   Other                        321      (292)      893
                            --------  --------  --------
Federal taxes on income     $54,298   $57,199   $34,370
                            ========  ========  ========


     Payments for income taxes were $13,661,000, $3,150,000 and $2,367,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE  6. POLICY  ACQUISITION  COSTS

     Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations:


(Amounts in thousands)
                                       YEARS ENDED DECEMBER 31,
                                      --------------------------
                                         1998     1997     1996
                                      --------  -------  -------
Deferred policy acquisition costs
   at beginning of year                $11,510  $ 9,127  $10,481
Acquisition costs deferred              56,153   47,234   36,821
                                      --------  -------  -------
                                        67,663   56,361   47,302
Acquisition costs amortized and
   charged to income during the year    51,563   44,851   38,175
                                       -------  -------  -------
Deferred policy acquisition costs
   at end of year                      $16,100  $11,510  $ 9,127
                                       =======  =======  =======


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

     The net periodic pension cost for these plans was $4,117,000, $4,012,000 and $3,925,000 in 1998, 1997 and 1996, respectively. Accrued pension costs included in the consolidated balance sheets at December 31, 1998 and 1997 are $3,083,000 and $2,521,000, respectively.

Savings  and  Security  Plan

     The Company sponsors a contributory savings and security plan for eligible employees. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee. Contributions charged against operations were $2,728,000, $2,697,000 and $2,556,000 in 1998, 1997 and 1996, respectively.

NOTE  8. LIABILITY  FOR  UNPAID  LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

     The following table provides a reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses ("LAE"):


(Amounts in thousands)
                                                     YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                     1998       1997       1996
                                                  ---------  ---------  ---------

Reserves for losses and LAE, net of reinsurance
recoverables, at beginning of year                $388,418   $489,033   $552,320

Add:
   Provision for losses and LAE for claims
      occurring in the current year, net of
      reinsurance                                  622,758    672,402    760,325
   Increase (decrease) in provision for insured
      events of prior years, net of reinsurance      3,621    (64,627)   (25,590)
                                                  ---------  ---------  ---------
   Total incurred losses and loss adjustment
     expenses, net of reinsurance                  626,379    607,775    734,735
                                                  ---------  ---------  ---------

Deduct losses and LAE payments for claims,
   net of reinsurance, occurring during:
      The current year                             423,031    403,676    446,037
      Prior years                                  251,951    304,714    351,985
                                                  ---------  ---------  ---------
      Total payments, net of reinsurance           674,982    708,390    798,022
                                                  ---------  ---------  ---------

Reserve for unpaid losses and LAE, net of
   reinsurance recoverables, at year end           339,815    388,418    489,033
Reinsurance recoverables on unpaid
   losses, at year end                              42,188     49,469     54,496
                                                  ---------  ---------  ---------
Reserves for losses and LAE, gross of
   reinsurance recoverables on unpaid losses,
   at year end                                    $382,003   $437,887   $543,529
                                                  =========  =========  =========


     The 1998 increase in provision for insured events of prior years includes $40 million related to the Northridge Earthquake. The 1997 and 1996 decreases in provisions for insured events of prior years is offset by increases in earthquake losses of $24.75 million and $40 million, respectively.

NOTE  9. BANK  LOAN  PAYABLE

     The Company has entered into a revolving credit facility ("the Facility") that provides an aggregate commitment of $112.5 million at December 31, 1998. The commitment decreases by $11.25 million on the first day of each quarter until April 1, 2001. Principal repayments are required when total outstanding advances exceed the aggregate commitment. The Company may prepay principal amounts of the advances, as well as voluntarily cause the aggregate commitment to be reduced at any time during the term of the Facility.

     As of December 31, 1998, the Company's outstanding advances against the Facility totaled $112.5 million, which approximates its fair value. Interest is charged at a variable rate based, at the option of the Company, on either (1) the contractually defined Alternate Base Rate ("ABR") plus a margin of 0.25% or
(2) the Eurodollar Rate plus a margin of .75%. Margins are adjusted in relation to certain financial and operational levels of the Company. The ABR is defined as a daily rate which is the higher of (a) the prime rate for such day or (b) the Federal Funds Effective Rate for such day plus .5% per annum. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the Facility. At December 31, 1998, the annual interest rate for the specified interest period was approximately 6.3%. Interest paid was $8,660,000 in 1998, $12,758,000 in 1997 and  $9,813,000  in  1996.

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

     The effect of reinsurance on premiums written and earned is as follows (amounts in thousands):


                             YEARS ENDED DECEMBER 31,
       ----------------------------------------------------------------------
                 1998                  1997                     1996
       ----------------------  ----------------------  ----------------------
         Written     Earned      Written     Earned      Written     Earned
       ----------  ----------  ----------  ----------  ----------  ----------
Gross  $ 885,617   $ 885,332   $ 901,769   $ 899,506   $ 929,843   $ 987,628
Ceded   (111,903)   (112,468)   (113,169)   (113,517)   (101,850)   (131,000)
       ----------  ----------  ----------  ----------  ----------  ----------
Net    $ 773,714   $ 772,864   $ 788,600   $ 785,989   $ 827,993   $ 856,628
       ==========  ==========  ==========  ==========  ==========  ==========


     Losses and loss adjustment expenses have been reduced by reinsurance ceded as follows (amounts in thousands):


                                     YEARS ENDED DECEMBER 31,
                                 --------------------------------
                                    1998      1997        1996
                                 ---------  ---------  ----------
Gross losses and loss
   adjustment expenses incurred  $706,316   $688,436   $ 839,146
Ceded losses and loss
   adjustment expenses incurred   (79,937)   (80,661)   (104,411)
                                 ---------  ---------  ----------
Net losses and loss
   adjustment expenses incurred  $626,379   $607,775   $ 734,735
                                 =========  =========  ==========


     In connection with an investment agreement executed in 1994 with AIG, each of the Company's insurance subsidiaries entered into a five-year quota share reinsurance agreement with an AIG affiliate to provide coverage for all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, the subsidiaries cede 10% of their premiums earned and losses incurred in connection with policies incepted during the period

January 1, 1995 through December 31, 1999. The majority of the Company's reinsurance receivables are due from the AIG affiliate. At the end of the five-year period, the AIG affiliate may elect to renew the agreement annually at declining coverage percentages. Ceding commissions of 9.40%, 9.36% and 9.13% were earned by the insurance subsidiaries for 1998, 1997 and 1996, respectively. The ceding commission is adjusted annually to equal the prior year's gross SAP underwriting expense ratio.

     In 1996, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with F&G Re and Risk Capital Re covering the homeowners line of business. This agreement covers, for a one-year policy term, all business in force as of July 1, 1996 plus renewal business attaching between July 1, 1996 and July 23, 1996, effectively terminating with the expiration of the underlying, one-year policies. Under this contract, 100% of each subsidiary's homeowners unearned premium reserves as of June 30, 1996 were ceded 50/50 to F&G Re and Risk Capital Re, a total of $33.3 million. Additionally, 100% of written premiums and incurred losses and allocated loss adjustment expenses subsequent to June 30, 1996, on covered policies, are ceded under this contract. The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio. In 1998, 1997 and 1996, the Company earned commissions at a rate of 12.5% on this treaty. Homeowners policies renewed February 15, 1997 and subsequent are covered in full by quota share reinsurance agreements with three reinsurers, as follows: National Union Fire Insurance Co. of Pittsburgh, PA (50%), a subsidiary of AIG, F&G Re (25%) and Risk Capital Re (25%). The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio. The Company earned commissions at a rate of 14% on this treaty for 1998 and 1997.

     The Company has a quota share treaty for its Personal Umbrella Policy line of business whereby it cedes 60% of premiums and losses. After the effect of the 10% quota share treaty with AIG discussed earlier, the Company effectively retains 36% of the risk for this line of business.

NOTE  11. LEASE  COMMITMENTS

     The Company leases office space in a building in Woodland Hills, California. The lease was amended in April 1998 to extend its term until November 2014. The lease may be renewed for two consecutive five-year periods. The Company also leases office space in several other locations throughout California, primarily for claims servicing.

     In April 1998, the Company signed an agreement to become the primary tenant of a new office tower adjacent to its headquarters to be completed in late 1999. The new building will nearly double the size of its current facility to total almost 500,000 square feet. This lease expires in November 2014 and may be renewed for two consecutive five-year periods.

     Minimum rental commitments under the Company's lease obligations are as follows:



1999        $ 11,635,693
2000          15,577,753
2001          14,044,089
2002          13,026,515
2003          11,559,636
Thereafter   117,219,069


     Rental expense charged to operations for the years ended December 31, 1998, 1997 and 1996 was $12,879,000, $11,969,000 and $11,243,000, respectively.

NOTE  12. STOCKHOLDERS' EQUITY

     During the third quarter of 1998, AIG exercised 16 million warrants to purchase shares of common stock at a price of $9.10 per share, which increased the Company's stockholders' equity by $145.6 million. AIG also tendered 224,950 shares of Series A preferred stock for conversion to 19,854,368 shares of common stock. As a result of these transactions, as well as additional common stock purchases, AIG now owns a majority interest in the Company.

     The Company's insurance subsidiaries are subject to restriction as to the amount of dividends which may be paid to the parent company within any one year without the approval of the California Department of Insurance ("CDOI"). The California Insurance Code provides that amounts may be paid as dividends from earned surplus on an annual, noncumulative basis, without prior approval by the CDOI, up to the greater of (1) net income for the preceding year, or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31. Earned surplus available for dividends as of December 31, 1998 was approximately $228.7 million.

     Surplus of the insurance subsidiaries on a statutory basis at December 31, 1998 and 1997 was $600,654,000 and $548,043,000, respectively. Statutory net income for the insurance subsidiaries was $154,916,000, $178,727,000 and $121,780,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE  13. STOCK-BASED COMPENSATION

     The Company has two separate stock compensation plans: the 1995 Stock Option Plan, which provides for grants of stock options to key employees and non-employee directors of the Company, and the Restricted Shares Plan, which provides for stock grants to key employees.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Also, under APB 25, the fair value of stock grants made under the Restricted Shares Plan is amortized to expense over the vesting period of the grants. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, Accounting for Stock-Based Compensation, and, therefore, pro forma net income and earnings per share amounts would be unchanged from those reported in the financial statements. SFAS No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement.

1995  Stock  Option  Plan

     The aggregate number of common shares issued and issuable under the Plan currently is limited to 4,000,000. At December 31, 1998, 2,219,250 common shares remain available for future grants. All options granted have ten year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options granted as of July 27, 1998. Options granted after July 27, 1998, vest over various future periods.

     Exercise prices for options outstanding at December 31, 1998 ranged from $12.50 to $29.25. The weighted-average remaining contractual life of those options is 8.3 years.

     A summary of the Company's stock option activity and related information follows:


                                                   Weighted-Average
                                       Number of       Exercise
                                        Options          Price
                                       ----------  -----------------
Options outstanding January 1, 1996      180,000   $           12.56
Granted in 1996                          396,500   $           19.64
Exercised in 1996                         (8,000)  $           12.50
Forfeited in 1996                        (27,000)  $           19.33
                                       ----------
Options outstanding December 31, 1996    541,500   $           17.41
Granted in 1997                          649,750   $           19.81
Exercised in 1997                        (27,000)  $           17.14
Forfeited in 1997                        (12,500)  $           17.68
                                       ----------
Options outstanding December 31, 1997  1,151,750   $           18.76
Granted in 1998                          606,250   $           29.09
Exercised in 1998                       (122,320)  $           18.80
Forfeited in 1998                        (16,000)  $           28.36
                                       ----------
Options outstanding December 31, 1998  1,619,680   $           22.53
                                       ==========


     The Company's pro forma information using the Black-Scholes valuation model follows:


                                           YEARS ENDED DECEMBER 31,
                                         ----------------------------
                                            1998     1997     1996
                                         --------  --------  --------
Estimated weighted-average of the fair
   value of options granted              $   8.88  $   7.90  $ 10.70
Pro forma net income (in thousands)      $ 94,659  $108,541  $70,522
Pro forma earnings per share - Basic     $   1.26  $   1.71  $  0.98
Pro forma earnings per share - Diluted   $   1.12  $   1.34  $  0.86


     For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates of 5.02% to 5.65% for 1998, 6.23% to 6.67% for 1997 and 6.51% to 6.54% for 1996; dividend yields ranging from 1.98% to 2.33% in 1998, 1.14% to 1.44% in 1997 and 1.0% to 1.3% in 1996;
volatility factors of the expected market price of the Company's common stock of
 .23, .27 and .39 for 1998, 1997 and 1996, respectively; and a weighted-average expected life of the options of 8 years in 1998, 8 years in 1997 and 10 years in 1996.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

Restricted  Shares  Plan

     The Restricted Shares Plan currently provides for grants of up to 921,920 shares of common stock to be made available to key employees as determined by the Key Employee Incentive Committee of the Board of Directors. The common shares granted are restricted. Restrictions are removed on 20% of the shares of each employee on January 1 of each of the five years following the year of grant. Upon issuance of grants of common shares under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year vesting period of the grant. As a consequence of AIG's acquiring a controlling interest in the Company, the previously unamortized balance of $2,280,000 was recognized as a charge to income as of July 27, 1998. Total amortization expense relating to the Restricted Shares Plan was $2,698,000, $534,900 and $365,500 in 1998, 1997 and 1996, respectively.

A  summary  of  grants  under  the  plan  from  1996  through  1998  follows:


                                 Common       Market Price Per
                                 Shares    Share on Date of Grant
                                ---------  -----------------------
Outstanding, January 1, 1996      43,883
Granted in 1996                   18,600   $                 19.63
Vested in 1996                   (13,800)
Canceled or forfeited                  -
                                ---------
Outstanding, December 31, 1996    48,683
Granted in 1997                   89,355   $          16.50-$17.50
Vested in 1997                   (18,444)
Canceled or forfeited                  -
                                ---------
Outstanding, December 31, 1997   119,594
Granted in 1998                   44,100   $                 26.00
Vested in 1998                  (163,694)
Canceled or forfeited                  -
                                ---------
Outstanding, December 31, 1998         -
                                =========


NOTE  14. LITIGATION

     In the normal course of business, the Company is named as a defendant in lawsuits related to claim issues. Some of the actions request exemplary or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate.

     Currently included in this class of litigation are certain actions that arose out of the Northridge Earthquake. It is believed that a majority of these actions were filed to resolve claims involving disputed damages or to contest the applicability of the statute of limitations. While any litigation has an element of uncertainty, the Company does not believe that the ultimate outcome of any pending action will have a material effect on its consolidated financial condition or results of operations.

NOTE  15. NORTHRIDGE EARTHQUAKE

     The Northridge Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company. Provisions charged to income for this event amounted to $40 million, $24.75 million and $40 million in 1998, 1997 and 1996, respectively.

NOTE  16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The  summarized  unaudited quarterly results of operations were as follows:


(Amounts in thousands, except per share data)

                                         QUARTER ENDED
                         ---------------------------------------------------
                          MARCH 31,  JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         ---------  ---------  --------------  -------------
1998
----
Net premiums earned      $ 193,501  $ 191,883     $ 193,506    $ 193,974
Investment income        $  18,332  $  18,262     $  19,197    $  19,355
Realized gains           $   3,234  $   7,683     $   6,920    $   4,803
Net income (loss)        $  27,868  $  40,173     $  38,184    $  (5,153)
Basic earnings (loss)
   per common share      $    0.44  $    0.68     $    0.49    $   (0.06)
Diluted earnings (loss)
   per common share      $    0.34  $    0.49     $    0.44    $   (0.06)

1997
----
Net premiums earned      $ 194,969  $ 195,107     $ 197,676    $ 198,237
Investment income        $  17,835  $  18,400     $  18,612    $  18,616
Realized gains           $   1,072  $     471     $   1,452    $   1,076
Net income               $  26,872  $  31,507     $  33,218    $  19,332
Basic earnings per
   common share          $    0.42  $    0.51     $    0.55    $    0.28
Diluted earnings per
   common share          $    0.34  $    0.39     $    0.41    $    0.23


     The quarterly earnings per share amounts do not necessarily add to annual amounts due to the changing dilutive effect of common stock equivalents as the price of the common stock fluctuates.

     Additional Northridge Earthquake reserves of $40 million were recorded in the fourth quarter of 1998. The second and fourth quarters of 1997 were also impacted by additional reserves of $6.75 million and $18 million, respectively, related to the 1994 Northridge Earthquake.

NOTE  17. RESULTS OF OPERATIONS BY LINE OF BUSINESS

     The following table presents premium revenue and underwriting profit (loss) for the Company's insurance lines on a GAAP basis for the years ended December 31.


(Amounts in thousands)
                                          1998
                            ----------------------------------
                                                     Personal
                                                     Umbrella
                               Auto     Homeowners    Policy
                            --------  ------------  ----------
Gross premiums written      $858,263  $    24,806   $    2,548
Premiums earned             $772,267  $      (294)  $      891
Underwriting profit (loss)  $112,703  $   (45,544)  $      703

                                         1997
                            ----------------------------------
                                                     Personal
                                                     Umbrella
                               Auto     Homeowners    Policy
                            --------  ------------  ----------

Gross premiums written      $871,996  $    27,367   $    2,406
Premiums earned             $781,288  $     3,917   $      784
Underwriting profit (loss)  $134,130  $   (30,307)  $      493

                                          1996
                            ----------------------------------
                                                     Personal
                                                     Umbrella
                               Auto     Homeowners    Policy
                            --------  ------------  ----------

Gross premiums written      $892,287  $    35,442   $    2,114
Premiums earned             $831,963  $    23,893   $      772
Underwriting profit (loss)  $ 81,010  $   (39,705)  $      917


AUTO. The $21.4 million decrease in underwriting profit in 1998 compared to 1997 resulted from increased competition, an increase in claims frequency that emerged principally in the 1998 fourth quarter, and premium rate reductions of 3.2% and 3.4% effective October 31, 1997, and January 1, 1998, respectively. In addition, non-recurring costs for accelerated amortization of restricted stock grants of $2.0 million were recorded in 1998 as well as Year 2000 costs of $5.7 million and $1.5 million in 1998 and 1997, respectively. The $53.1 million increase in underwriting profit in 1997 compared to 1996 was largely the result of growth in the number of vehicles in force, relatively dry weather, and a continued strong decline in claim frequencies and severities.

HOMEOWNERS. The 1998, 1997 and 1996 underwriting losses in these lines included respective provisions for additional earthquake reserves of $40 million, $24.75 million and $40 million, respectively. Also affecting the three years was an overall decline in premium volume resulting from the CDOI's prohibition against the Company's writing of any new business in this line since June 1994.

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

                                    PART III
                                    --------

ITEM  10. DIRECTORS  AND  OFFICERS  OF  THE  REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1999 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  11. EXECUTIVE  COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1999 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1999 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  13. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 1999 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K. All related party transactions which require disclosure are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a) DOCUMENTS FILED WITH THIS REPORT                                           PAGE

(1) FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as a part of this report:
(i)   Report of independent auditors;                                           41
(ii)  Consolidated balance sheets - December 31, 1998 and 1997;                 42
(iii) Consolidated statements of income - Years ended December 31, 1998,
      1997 and 1996;                                                            44
(iv)  Consolidated statements of stockholders' equity - Years ended December
      31, 1998, 1997 and 1996;                                                  45
(v)   Consolidated statements of cash flows - Years ended December 31, 1998
      1997 and 1996;                                                            46
(vi) Notes to consolidated financial statements                                 48

(2) SCHEDULES

The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 14 of form 10-K is submitted as a separate section of this report.

Schedule II - Condensed Financial Information of Registrant                     78

Schedules I, III, IV and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commisssion are not required under the related instructions or are inapplicable and, therefore, have been omitted.


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

The following exhibits are incorporated by reference or filed herewith as indicated:

21      Subsidiaries  of  the  Registrant,  incorporated herein by reference from "Item 1. Business" in the Registrant's Form 10-K for the year ended December 31, 1998
23      Consent  of  Independent  Auditors,  filed  herewith


(b) REPORTS  ON  FORM  8-K.

There were no reports on Form 8-K filed for the three months ended December 31, 1998.


                                                                     SCHEDULE II
                    20TH CENTURY INDUSTRIES (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS


(Amounts in thousands, except share data)
                                                       DECEMBER 31,
                                                    ------------------
                                                      1998      1997
                                                    --------  --------

ASSETS

Cash                                                $154,768  $ 15,264
Prepaid loan fees                                      2,409     4,204
Other current assets                                   2,343     2,251
Investment in non-consolidated insurance
     subsidiaries and affiliates at equity           733,140   717,439
Other assets                                          38,114    16,247
                                                    --------  --------
                                                    $930,774  $755,405
                                                    ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses               $ 20,288  $ 12,550
Accounts payable to subsidiaries and affiliates,
     net of receivables                               12,384     2,394
Bank loan payable                                    112,500   157,500
                                                    --------  --------
     Total liabilities                               145,172   172,444
                                                    --------  --------

Stockholders' equity:
     Capital Stock
Preferred stock, par value $1.00 per share;
authorized 500,000 shares, no shares issued                -         -

Series A convertible preferred stock, par value
1.00 per share,  stated value $1,000 per share;
authorized 376,126 shares, no shares outstanding
in 1998 and 224,950 in 1997                                -   224,950

Common stock, without par value; authorized
110,000,000 shares, outstanding 87,624,531
in 1998 and 51,636,361 in 1997                       462,268    87,230

Accumulated other comprehensive income of
     insurance subsidiaries - net                     23,387    20,298

Retained earnings                                    299,947   250,483
    Total stockholders' equity                       785,602   582,961
                                                    --------  --------
                                                    $930,774  $755,405
                                                    ========  ========



                                                                                  SCHEDULE II
                           20TH CENTURY INDUSTRIES (PARENT COMPANY)
                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     STATEMENTS OF INCOME


(Amounts in thousands, except per share data)
                                                              YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                             1998       1997       1996
                                                          ---------  ---------  ---------
REVENUES
   Dividends received from subsidiaries                   $ 97,256   $ 69,000   $ 43,000
   Interest                                                  3,810        (94)       339
                                                          ---------  ---------  ---------
      Total                                                101,066     68,906     43,339

EXPENSES
   Loan interest and fees                                   10,278     12,942     14,260
   General and administrative                                  820        991        621
                                                          ---------  ---------  ---------
      Total                                                 11,098     13,933     14,881

   Income before income taxes                               89,968     54,973     28,458
      Income taxes (refund)                                    412        (31)        (7)
                                                          ---------  ---------  ---------

Net income  before equity in
   undistributed income of subsidiaries
                                                            89,556     55,004     28,465
Equity in undistributed income of
   subsidiaries                                             11,516     55,925     45,592
                                                          ---------  ---------  ---------

NET INCOME                                                $101,072   $110,929   $ 74,057
                                                          =========  =========  =========

EARNINGS PER COMMON SHARE

Basic                                                    $    1.36   $   1.76   $   1.05
                                                          =========  =========  =========

Diluted                                                  $    1.19   $   1.37   $   0.92
                                                          =========  =========  =========


                                                                                     SCHEDULE II
                            20TH CENTURY INDUSTRIES (PARENT COMPANY)
                          CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)
                                                              YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                             1998       1997       1996
                                                          ---------  ---------  ---------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                  $117,045   $ 62,844   $ 31,749

INVESTING ACTIVITIES:

Capital contributed to 21st Century
Casualty Company                                                 -     (2,000)         -
Capital contributed to 20th Century Insurance
     Company of Arizona                                     (1,470)    (1,430)    (1,970)
Net purchases of equipment                                 (25,063)    (8,301)      (855)
                                                          ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES                      (26,533)   (11,731)    (2,825)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants                         145,600          -          -
Bank loan principal repayment                              (45,000)   (17,500)         -

Dividends paid                                             (51,608)   (33,151)   (22,821)
                                                          ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                   48,992    (50,651)   (22,821)
                                                          ---------  ---------  ---------

Net increase in cash                                       139,504        462      6,103
Cash, beginning of year                                     15,264     14,802      8,699
                                                          ---------  ---------  ---------

Cash, end of year                                         $154,768   $ 15,264   $ 14,802
                                                          =========  =========  =========


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             20TH CENTURY INDUSTRIES
                                  (Registrant)


Date:   March 22, 1999  By:  /s/ William L. Mellick
        --------------       -------------------------------------
                             William L. Mellick
                             President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 22nd of March, 1999.




SIGNATURE                              TITLE
---------                              -----



/s/ William L. Mellick                 President and Chief Executive Officer
---------------------------------     (Principal Executive Officer)
William L. Mellick



/s/ Robert B. Tschudy                  Senior Vice President
                                       and Chief Financial Officer
---------------------------------     (Principal Financial Officer)
Robert B. Tschudy



/s/ John M. Lorentz                    Controller
---------------------------------     (Principal Accounting Officer)
John M. Lorentz





SIGNATURE                         TITLE
---------                         -----

/s/ M. R. Greenberg
------------------------------    Chairman of the Board
M. R. Greenberg

/s/ William H. Braddock
------------------------------    Director
William H. Braddock

/s/ Florence A. Davis
------------------------------    Director
Florence A. Davis

/s/ John B. De Nault, III
------------------------------    Director
John B. De Nault, III

/s/ William N. Dooley
------------------------------    Director
William N. Dooley

/s/ R. Scott Foster, M.D.
------------------------------    Director
R. Scott Foster, M.D.

/s/ Roxani M. Gillespie
------------------------------    Director
Roxani M. Gillespie

/s/ William L. Mellick
------------------------------    Chief Executive Officer and  Director
William L. Mellick

/s/ James P. Miscoll
------------------------------    Director
James P. Miscoll

/s/ Robert M. Sandler
------------------------------    Vice Chairman of the Board
Robert M. Sandler


SIGNATURE                         TITLE
---------                         -----

/s/ Gregory M. Shepard
------------------------------    Director
Gregory M. Shepard

/s/ Howard I. Smith
------------------------------    Director
Howard I. Smith

/s/ Arthur H. Voss
------------------------------    Director
Arthur H. Voss
