Form 10-Q
period 1999-03-31
20TH CENTURY INDUSTRIES
filed 1999-05-11
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For  Quarter  Ended  March  31,  1999           Commission  File  Number  0-6964

                             20TH CENTURY INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        CALIFORNIA                                         95-1935264
--------------------------------------------------------------------------------
(State  or  other  jurisdiction  of             I.R.S.  Employer  Identification
incorporation  or  organization)                             Number)


Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California          91367
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

Registrant's  telephone  number,  including  area  code          (818)  704-3700
                                                                ----------------

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

YES        X                   NO  _______________
     ------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding  at  April  27,  1999
       Common Stock, Without Par Value                 87,635,364  shares

                          PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                                     20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                   March 31,       December 31,
                                                     1999              1998
                                                 ------------      ------------
                                                  (Unaudited)
                                                      (Amounts in thousands)
Investments, available-for-sale, at fair value:
      Fixed maturities                           $    999,148      $  1,067,248
      Equity securities                                 1,775             1,373
                                                 ------------      ------------
          Total investments - Note 3                1,000,923         1,068,621
Cash and cash equivalents                             205,098           167,856
Accrued investment income                              17,914            19,542
Premiums receivable                                    68,078            70,884
Reinsurance receivables and recoverables               66,177            66,823
Prepaid reinsurance premiums                           33,304            31,589
Deferred income taxes - Note 4                         78,029            74,330
Deferred policy acquisition costs                      19,369            16,100
Other assets                                           72,550            77,411
                                                 ------------      ------------
                                                 $  1,561,442      $  1,593,156
                                                 ============      ============




       See  accompanying  notes  to  financial  statements.


                                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS (continued)

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,       December 31,
                                                     1999              1998
                                                 ------------      ------------
                                                  (Unaudited)
                                      (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses       $    338,224      $    382,003
Unearned premiums                                     235,070           233,689
Bank loan payable                                     101,250           112,500
Claims checks payable                                  41,266            34,311
Reinsurance payable                                    26,564            20,628
Other liabilities                                      39,004            24,423
                                                 ------------      ------------
      Total liabilities                               781,378           807,554

Stockholders' equity
   Capital Stock
      Preferred stock, par value $1.00 per share;
      authorized 500,000 shares, none issued                -                 -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      authorized 376,126 shares, none outstanding
      in 1999 and 1998                                      -                 -

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 87,635,364
      in 1999 and 87,624,531 in 1998                  462,436           462,268

   Accumulated other comprehensive income               2,789            23,387

   Retained earnings                                  314,839           299,947
                                                 ------------      ------------
      Total stockholders' equity                      780,064           785,602
                                                 ------------      ------------
                                                 $  1,561,442      $  1,593,156
                                                 ============      ============


See  accompanying  notes  to  financial  statements.


                                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
                                  (Amounts in thousands, except per share data)
REVENUES
Net premiums earned                          $    194,345    $    193,501
Net investment income                              17,899          18,332
Realized investment gains                           7,248           3,234
                                             ------------    ------------
                                                  219,492         215,067

LOSSES AND EXPENSES

Net losses and loss adjustment expenses           154,679         152,409
Policy acquisition costs                           17,114          14,183
Other operating expenses                            2,610           2,869
Interest and fees expense                           1,952           2,838
                                             ------------    ------------
                                                  176,355         172,299
                                             ------------    ------------

Income before federal income taxes                 43,137          42,768
Federal income taxes - Note 4                      14,224          14,900
                                             ------------    ------------

   NET INCOME                                $     28,913    $     27,868
                                             ============    ============

EARNINGS PER COMMON SHARE - Note 2
----------------------------------

   BASIC                                     $       0.33    $       0.44
                                             ============    ============

   DILUTED                                   $       0.33    $       0.34
                                             ============    ============


See  accompanying  notes  to  financial  statements.


                           20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (Unaudited)
                              Three Months Ended March 31, 1999
                              ---------------------------------

                                                       Accumulated
                                                          Other
                               Common     Retained    Comprehensive
                               Stock      Earnings        Income        Total
                             ---------   ----------   -------------   ---------
                                        (Amounts in thousands)
Balance at January 1, 1999   $ 462,268   $  299,947   $      23,387   $ 785,602
Comprehensive income:
Net income                                   28,913                      28,913
Change in accumulated other
   comprehensive income, net -
   Note 3                                                   (20,598)    (20,598)
Total comprehensive income                                                8,315
Cash dividends declared                     (14,021)                    (14,021)
Other                              168                                      168
                             ---------   ----------   -------------   ---------
Balance at March 31, 1999    $ 462,436   $  314,839   $       2,789   $ 780,064
                             =========   ==========   =============   =========


See  accompanying  notes  to  financial  statements.


                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
                                                       (Unaudited)
                                                 (Amounts in thousands)
OPERATING ACTIVITIES:
Net income                                   $     28,913    $     27,868
Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Provision for depreciation and amortization      3,239           1,812
   Provision for deferred income taxes              7,393          14,070
   Realized gains on sale of investments           (7,346)         (3,234)
   Federal income taxes                            10,932             750
   Reinsurance balances                             4,867             760
   Unpaid losses and loss adjustment expenses     (43,779)        (19,249)
   Unearned premiums                                1,381            (483)
   Claims checks payable                            6,955          (2,555)
   Other                                           17,219           7,147
                                             ------------    ------------
     NET CASH PROVIDED BY
        OPERATING ACTIVITIES                 $     29,774    $     26,886



                     20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
                                                       (Unaudited)
                                                 (Amounts in thousands)
INVESTING ACTIVITIES:
   Investments available-for-sale:
     Purchases                               $   (232,493)   $   (169,304)
     Calls or maturities                            5,040           8,062
     Sales                                        270,463         161,069
   Net purchases of property and equipment        (10,271)         (6,159)
                                             ------------    ------------
       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                     32,739          (6,332)

FINANCING ACTIVITIES:
   Bank loan principal repayment                  (11,250)        (11,250)
   Dividends paid                                 (14,021)        (10,231)
                                             ------------    ------------
       NET CASH USED IN
          FINANCING ACTIVITIES                    (25,271)        (21,481)
                                             ------------    ------------

Net increase (decrease) in cash                    37,242            (927)

Cash and cash equivalents, beginning of year      167,856          31,268
                                             ------------    ------------
Cash and cash equivalents, end of year       $    205,098    $     30,341
                                             ============    ============


See  accompanying  notes  to  financial  statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)

1.   Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Earnings  Per  Common  Share

The   following   table   sets  forth   the   computation  of  basic and diluted
earnings  per  share:


                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
                                   (Amounts in thousands, except per share data)
Numerator:
Net income                                   $     28,913    $     27,868
Preferred stock dividends                               -          (5,061)
                                             ------------    ------------
Numerator for basic earnings per share:
   Income available to common stockholders         28,913          22,807

Effect of dilutive securities:
   Dividends on convertible preferred stock             -           5,061
                                             ------------    ------------
Numerator for diluted earnings per share:
   Income available to common stockholders
   after assumed conversions                 $     28,913    $     27,868
                                             ============    ============

Denominator:
Denominator for basic earnings per share:
   Weighted-average shares outstanding             87,633          51,555

Effect of dilutive securities:
   Restricted stock grants                              -             135
   Employee stock options                              75             367
   Warrants                                             -          10,721
   Convertible preferred stock                          -          19,854
                                             ------------    ------------
Dilutive potential common shares                       75          31,077

Denominator for diluted earnings per share:
   Adjusted weighted-average shares
      outstanding                                  87,708          82,632
                                             ============    ============

Basic earnings per share                     $       0.33    $       0.44
                                             ============    ============

Diluted earnings per share                   $       0.33    $       0.34
                                             ============    ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Earnings  per  Common  Share  (Continued)

As a result of AIG's conversion of preferred stock and exercise of common stock warrants in the third quarter of 1998, the complexity of the Company's capital structure has been significantly reduced. Accordingly, the Company's diluted earnings per share calculation has been greatly simplified since the fourth quarter of 1998.

3.   Investments

The amortized cost, gross unrealized gains and losses, and fair values of investments as of March 31, 1999, are as follows:


                                              Gross        Gross
                               Amortized   Unrealized   Unrealized      Fair
                                  Cost        Gains       Losses       Value
                               ----------  -----------  -----------  ----------
                                             (Amounts in thousands)
U.S. Treasury securities and
    obligations of U.S. government
    government corporations and
    agencies                   $   15,909  $        52  $       138  $   15,823
Obligations of states and
    political subdivisions        381,371        2,589        4,132     379,828
Public utilities                   92,196        2,790          110      94,876
Corporate securities              506,906        9,633        7,918     508,621
                               ----------  -----------  -----------  ----------
    Total fixed maturities        996,382       15,064       12,298     999,148
 Equity securities                    250        1,525            -       1,775
                               ----------  -----------  -----------  ----------
    Total investments          $  996,632   $   16,589  $    12,298  $1,000,923
                               ==========   ==========  ===========  ==========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Investments  (Continued)

Details follow concerning the change during the three months ended March 31, 1999, in the after-tax net unrealized gain on investments, which is included in accumulated other comprehensive income in the consolidated balance sheet (amounts in thousands):


Unrealized loss on available-for-sale investments, net of income
   tax benefit of $8,520                                              $(15,823)
Less:  reclassification adjustment for gains included in net income,
   net of income tax expense of $2,571                                  (4,775)
                                                                      ---------
Total                                                                 $(20,598)
                                                                      =========


4.   Federal  Income  Taxes

Income taxes do not bear the expected relationship to pre-tax income because of tax-exempt investment income and other differences in the recognition of revenue and expenses for tax and financial statement purposes. At March 31, 1999, the Company had a net operating loss carryforward of approximately $124.1 million for regular tax purposes and an alternative minimum tax credit carryforward of $23.8 million. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal  income  tax  expense  consists  of:


                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
                                                 (Amounts in thousands)
Current tax expense                          $      6,831    $        830
Deferred tax expense                                7,393          14,070
                                             ------------    ------------
                                             $     14,224    $     14,900
                                             ============    ============


                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Financial  Condition
--------------------

The core automobile business experienced continued growth in the first quarter of 1999 despite increased competition in the industry. During the 4th quarter of 1998, the Company began writing private passenger automobile policies in Nevada, Oregon and Washington, insuring more than 1,800 vehicles at March 31, 1999. These new markets collectively represent approximately six million vehicles.

In August 1996, 20th Century Insurance Company of Arizona, a joint venture owned 51% by American International Group, Inc. ("AIG") and 49% by 20th Century Industries, began writing private passenger automobile policies in that state. As of March 31, 1999, insured vehicles totaled 17,064, an increase of 33.9% over the total at March 31, 1998. The Company's investment in and advances to this venture totaled $4,006,000 at March 31, 1999, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture was $(125,000) and $(165,000) for the three months ended March 31, 1999 and 1998, respectively, and is included in investment income in the consolidated statement of income. The statistical and other information presented hereinafter do not include the activities of 20th Century Insurance Company of Arizona.

Invested assets as of March 31, 1999 were approximately $1.2 billion. All investments in fixed maturities are investment grade. Of the Company's total investments at March 31, 1999, 59.6% were invested in taxable fixed-income securities compared to 97.4% at March 31, 1998. To the extent practicable, the Company's investment portfolio is being switched from taxable to nontaxable securities in order to minimize future tax payments in anticipation of fully utilizing its remaining net operating loss carryforward during 1999.

Loss and loss expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Additional cash requirements include servicing the bank debt and paying dividends as approved from time to time by the Company's Board of Directors. Cash flow from operations, which rose 10.7% for the first three months of 1999 compared to the same 1998 period, has continued to be sufficient to fund the Company's needs and planned future expenditures.

At April 1, 1999, the Company has a variable rate credit line available of $90 million, all of which is outstanding. Presently, interest is paid monthly;
interest  payments  for  the  first  three  months of 1999 totaled $1.5 million.

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law. As of March 31, 1999, the Company's insurance subsidiaries had a combined statutory surplus of $634.0 million and a net written premium to surplus ratio of 1.2:1.

Results  of  Operations
-----------------------

UNITS  IN  FORCE

Units in force for the Company's insurance programs as of March 31 were as follows:


                                  1999         1998
                                ---------    ---------
Private Passenger Automobiles
   (number of vehicles)         1,139,681    1,098,248
Homeowner (number of policies)     54,524       59,781
Personal Umbrella
   (number of policies)            12,600       11,961
                                ---------    ---------
Total                           1,206,805    1,169,990
                                =========    =========


The Company's voluntary auto units in force increased by 4.3% compared to a year ago from 1,089,188 units in force at March 31, 1998 to 1,135,822 units in force at March 31, 1999. Voluntary auto units grew in the quarter by 10,278 (0.9%) from December 31, 1998, compared to an increase in units of 24,445 (2.3%) for the same period in 1998. In view of favorable trends in loss costs in 1997 and 1998, the Company lowered overall rate levels approximately 3.4% and 3.2% in 1998 and 1997, respectively, and by an additional 6.8% in February 1999. The Company's average customer retention rate for the first quarter of 1999 was an excellent 96% despite a very competitive business climate.

The Company's position in the homeowners market has always been intended to complement its auto business and facilitate growth in that line. While the Company has continued to renew its existing homeowners policies, it has not marketed home insurance for new customers since mid-1994 in accordance with an agreement reached with the California Department of Insurance ("CDOI"). As a result, units in force for the homeowners program declined by 8.8% between March 31, 1998, and March 31, 1999. In late April 1999, the Company and the CDOI reached a mutual agreement whereby the Company will resume sales of new homeowners policies in California, expected to begin in the second half of 1999. The Company will record a pre-tax charge to its second quarter 1999 earnings of $6.85 million for payments it will be obligated to make under the agreement.
Prior to its suspension of homeowner sales in 1994, 20th Century insured more than 210,000 residences in California, of which more than 40 percent also had their automobiles insured by the Company.

UNDERWRITING  RESULTS

Premium revenue, underwriting results and combined ratios for the Company's insurance programs were as follows:


                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
                                                 (Amounts in thousands)
Gross Premiums Written
   Automobile                                $    215,333    $    212,255
   Homeowners                                       8,025           8,586
   Personal Umbrella                                  587             545
                                             ------------    ------------
   Total                                     $    223,945    $    221,386
                                             ============    ============

Net Premiums Earned
   Automobile                                $    194,126    $    193,283
   Homeowners                                           -               -
   Personal Umbrella                                  219             218
                                             ------------    ------------
   Total                                     $    194,345    $    193,501
                                             ============    ============

Underwriting Profit (Loss)
   Automobile                                $     20,869    $     25,330
   Homeowners                                      (1,055)         (1,469)
   Personal Umbrella                                  128             179
                                             ------------    ------------
   Total                                     $     19,942    $     24,040
                                             ============    ============

Combined Ratios (GAAP)
   Automobile                                      89.25%          86.89%
   Homeowners                                          -               -
   Personal Umbrella                               41.58%          18.08%
   Total                                           89.74%          87.58%


AUTOMOBILE

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. The majority of the Company's insured autos are located in southern California; however, the Company continues to expand its coverage throughout the state by aggressively marketing its business in northern California and San Diego County, which accounted for approximately 49% of all new business written in the first three months of 1999.

The Company's voluntary automobile program realized an underwriting profit of $20.9 million for the three months ended March 31, 1999, compared to $25.0 million for the comparable 1998 period. These results were achieved despite increased competition and the effects of premium rate reductions previously mentioned. The 1999 increase in gross premiums written reflects the 4.3% increase in insured units offset by the effect of the premium rate reductions. The combined ratio for the first quarter of 1999 was 89.2% versus 86.9% for the same period last year. Unallocated loss adjustment expenses and underwriting expenses for the first three months of 1999 include approximately $590,000 incurred to modify computer systems to make them "Year 2000 compliant" compared to $1.1 million for the first three months of 1998. Underwriting expenses also include an increase in depreciation expense of $1.1 million as a result of the Company's strategy to upgrade its technology infrastructure and systems as well as an increase in advertising expense of $2.8 million compared to the same prior year period.

Assigned Risk units produced an underwriting loss of $14,000 for the three months ending March 31, 1999, compared to an underwriting gain of $301,000 for the same period in 1998. The decreased underwriting profit reflects a 57.4% decline in the number of Assigned Risk vehicles coupled with a 28.3% rate reduction effective February 1, 1999.

HOMEOWNERS

In December 1996, the Company was granted authority to offer renewals of policies for approximately 68,000 homeowner insurance customers beginning
February 15, 1997. This renewal business is covered by a quota share reinsurance agreement, which cedes 100% of all risk to three reinsurers, as follows:


Reinsurer                                                            Participation
----------------------------------------------------                 -------------
National Union Fire Insurance Co. of Pittsburgh, PA
(A subsidiary of AIG)                                                     50%
United States Fidelity & Guaranty Company                                 25%
Risk Capital Reinsurance Company                                          25%


Earthquake coverage, which the Company is obliged to offer in conjunction with its homeowner policies, is provided through American Home Assurance Company, a subsidiary of AIG; no earthquake exposures are assumed by the Company. As of March 31, 1999, more than 54,000 policies had been renewed, which are approximately 80% of those eligible. Homeowners policies in force on June 30, 1996, or renewed before July 23, 1996, (which do not include earthquake coverage) were ceded 100% in equal participations to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage was effective until the underlying policies expired or were renewed.

Because of the reinsurance agreements in place, the Company's exposure to weather-related and disaster claims has been significantly reduced, and its remaining exposure under these programs primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $1.1 million and $1.5 million for the three months ending March 31, 1999 and

1998,   respectively.   The   Company  plans  to   reevaluate  its   reinsurance
arrangements  prior  to  resuming  homeowners  insurance  sales  later  in 1999.

The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

PERSONAL  UMBRELLA  POLICY  (PUP)

Units in force increased by 5.3% compared to a year ago to 12,600 units in force at March 31, 1999 from 11,961 units in force at March 31, 1998. Gross premiums written in the first quarter of 1999 increased by 7.8% compared to the same period in 1998. The growth in this business is primarily attributable to a cross-selling campaign, which began late in 1997. Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. The PUP line is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

POLICY  ACQUISITION  COSTS  AND  OTHER  OPERATING  EXPENSES

The Company's policy acquisition and other operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, increased by $2.7 million (15.7%) for the first quarter of 1999 compared to the same period in 1998. Underwriting expenses included increases in depreciation expense of $1.1 million and advertising expense of $2.8 million compared to the same prior year period. The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the three months ended March 31, 1999 and 1998, was 10.1% and 8.8%, respectively.

IMPACT  OF  YEAR  2000

The Y2K problem arose because some computer programs and hardware were designed to use two digits rather than four to define the applicable year. As a result, these systems, programs and hardware ("Information Technology systems" or "IT systems") may not properly calculate dates beyond 1999, which may cause errors or system failures. In addition, today's business environment contains many non-IT systems, ranging from elevators to automobiles, which utilize microprocessors, and these devices are also potentially susceptible to the same or similar types of date problems.

The following discussion summarizes the Company's state of readiness, costs to address its Y2K issues, the risks inherent in these issues, and the Company's contingency plans.

State  of  Readiness
The Company has taken what it believes is a comprehensive approach to remediating its Y2K issues as summarized in the following table:


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

Y2K  Remediation  Costs
The total Year 2000 project cost is estimated to be approximately $9.7 million, which is being expensed as incurred. Approximately one third of that amount represents the direct cost of personnel in the Company's Information Services department who have been dedicated to this project, with most of the remainder representing external consultants. Costs incurred during the quarters ended March 31, 1999 and 1998 were $590,000 and $1.1 million, respectively. Total costs incurred as of March 31, 1999 were $7.8 million.

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

INVESTMENT  INCOME

Net pre-tax investment income decreased 2.4% during the quarter ended March 31, 1999, compared to the same period in 1998. Average invested assets increased
10.9% for the quarter ended March 31, 1999, compared to the same 1998 period. The increase in invested assets is primarily due to additional cash received from the exercise of AIG's common stock warrants in the third quarter of 1998.

The average annual pre-tax yield on invested assets for the three months ended March 31, 1999 was 5.9% compared to 6.7% for the same period in 1998. The decrease is primarily due to the shift to non-taxable securities, which have a lower pre-tax yield, as described in the following paragraph.

Realized gains on sales of investments increased in the first three months of 1999 to $7.2 million from $3.2 million for the same period in 1998. The increase in realized gains is primarily due to implementation of the Company's decision in late 1998 to begin switching its investment portfolio from taxable to nontaxable securities in anticipation of fully utilizing its remaining net operating loss carryforward in 1999. At March 31, 1999, $359.8 million of the Company's total investments at fair value was invested in tax-exempt bonds with the balance representing 66.5% of the portfolio invested in taxable securities compared to 98.5% at March 31, 1998.

                           PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)   Reports  on  Form  8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           20TH  CENTURY  INDUSTRIES
                                           -------------------------
                                                (Registrant)




Date       May  7,  1999                     /s/ William L. Mellick
    --------------------------             -------------------------
                                              WILLIAM  L.  MELLICK
                                   President  and  Chief  Executive  Officer



Date       May  7,  1999                     /s/ Robert B. Tschudy
    --------------------------             -------------------------
                                              ROBERT  B.  TSCHUDY
                                         Senior  Vice  President  and
                                          Chief  Financial  Officer