Form 10-Q
period 1999-06-30
20TH CENTURY INDUSTRIES
filed 1999-08-13
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For  Quarter  Ended  June  30,  1999         Commission  File  Number  0-6964
                                                                       ------
                             20TH CENTURY INDUSTRIES
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        CALIFORNIA                                                 95-1935264
-----------------------------------------------------------------------------
(State  or  other  jurisdiction  of         (I.R.S.  Employer  Identification
incorporation  or  organization)                           Number)

   Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California    91367
-----------------------------------------------------------------------------
            (Address of principal executive offices)               (Zip Code)

Registrant's  telephone  number,  including  area  code       (818)  704-3700
                                                              ---------------

                                      None
-----------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X                   NO
     ------------                -----------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding  at  July  30,  1999
   Common Stock, Without Par Value                      87,113,964 shares

                          PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                    20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                   June 30,    December 31,
                                                     1999          1998
                                                  ----------  -------------
                                                  (Unaudited)
                                                    (Amounts in thousands)
Investments, available-for-sale, at fair value:

  Fixed maturities                                $  996,246  $   1,067,248
  Equity securities                                    2,127          1,373
                                                  ----------  -------------
       Total investments - Note 3. . . . . . . .     998,373      1,068,621
Cash and cash equivalents                            116,864        167,856
Accrued investment income                             15,797         19,542
Premiums receivable                                   70,073         70,884
Reinsurance receivables and recoverables              65,967         66,823
Prepaid reinsurance premiums                          40,416         31,589
Deferred income taxes                                 85,196         74,330
Deferred policy acquisition costs                     20,268         16,100
Other assets                                          81,167         77,411
                                                  ----------  -------------
                                                  $1,494,121  $   1,593,156
                                                  ==========  =============


       See  accompanying  notes  to  financial  statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30,    December 31,
                                                           1999          1998
                                                        -----------  -------------
                                                        (Unaudited)
                                              (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses . . . . . .  $  305,417   $     382,003
Unearned premiums. . . . . . . . . . . . . . . . . . .     238,440         233,689
Bank loan payable. . . . . . . . . . . . . . . . . . .      90,000         112,500
Claims checks payable. . . . . . . . . . . . . . . . .      32,518          34,311
Reinsurance payable. . . . . . . . . . . . . . . . . .      31,177          20,628
Other liabilities. . . . . . . . . . . . . . . . . . .      29,694          24,423
                                                        -----------  -------------
      Total liabilities. . . . . . . . . . . . . . . .     727,246         807,554

Stockholders' equity
   Capital Stock
      Preferred stock, par value $1.00 per share;
      authorized 500,000 shares, none issued . . . . .           -               -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      authorized 376,126 shares, none outstanding
      in 1999 and 1998 . . . . . . . . . . . . . . . .           -               -

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 87,364,864
      in 1999 and 87,624,531 in 1998 . . . . . . . . .     459,324         462,268

   Accumulated other comprehensive income (loss) . . .     (26,198)         23,387

   Retained earnings . . . . . . . . . . . . . . . . .     333,749         299,947
                                                        -----------  -------------
      Total stockholders' equity . . . . . . . . . . .     766,875         785,602
                                                        -----------  -------------
                                                        $1,494,121   $   1,593,156
                                                        ===========  =============


See  accompanying  notes  to  financial  statements.


                          20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                             Three Months Ended    Six Months Ended
                                                    June 30,            June 30,
                                              -----------------  ------------------
                                                 1999      1998      1999      1998
                                              ---------  --------  --------  --------
                                           (Amounts in thousands, except per share data)
REVENUES:

Net premiums earned . . . . . . . . . . . . .  $192,299  $191,883  $386,644  $385,384
Net investment income . . . . . . . . . . . .    16,201    18,262    34,100    36,594
Realized investment gains . . . . . . . . . .     3,290     7,683    10,538    10,917
                                              ---------  --------  --------  --------
                                                211,790   217,828   431,282   432,895

LOSSES AND EXPENSES:

Net losses and loss
   adjustment expenses. . . . . .               133,700   133,105   288,379   285,514
Policy acquisition costs. . . . . . . .          21,649    16,931    38,763    31,114
Other operating expenses. . . . . . .             6,842     3,566     9,452     6,435
Interest and fees expense . . . . . . .           1,765     2,677     3,717     5,515
                                              ---------  --------  --------  --------
                                                163,956   156,279   340,311   328,578
                                              ---------  --------  --------  --------
Income before federal
   income taxes . . . .    . . . . .             47,834    61,549    90,971   104,317
Federal income taxes - Note 4 . . .              14,911    21,376    29,135    36,276
                                              ---------  --------  --------  --------
NET INCOME. . . . . . . . . .               .  $ 32,923  $ 40,173  $ 61,836  $ 68,041
                                              =========  ========  ========  ========

EARNINGS PER COMMON SHARE - Note 2
----------------------------------
BASIC . . . . . . . . . . . . . . . . . . . .  $   0.38  $   0.68  $   0.71  $   1.12
                                               ========  ========  ========  ========
DILUTED . . . . . . . . . . . . . . . . . . .  $   0.38  $   0.49  $   0.71  $   0.82
                                               ========  ========  ========  ========


See  accompanying  notes  to  financial  statements.


                       20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                          Six Months Ended June 30, 1999
                    -----------------------------------------------

                                                                Accumulated
                                                                   Other
                                         Common     Retained    Comprehensive
                                          Stock     Earnings        Income        Total
                                      -----------  ----------  ---------------  ---------
(Amounts in thousands)
Balance at January 1, 1999. .     . .   $ 462,268   $299,947          $ 23,387  $785,602
Comprehensive income:
Net income. . . . . . . . . . . . . . . . . . .       61,836                      61,836
Change in accumulated other
   comprehensive income, net -
   Note 3 . . . . . . . . . . . . . . .                     . . . .    (49,585)  (49,585)
                                                                                ---------
Total comprehensive income. . . . . . . . . . .                                   12,251
Cash dividends declared . . . . . . . . . . .   .    (28,034)                    (28,034)
Common stock repurchased and retired.      (3,138)                                (3,138)
Other . . . . . . . . . . . . . . . . . .     194                                    194
                                      -----------  ----------  ---------------  ---------
Balance at June 30, 1999. .  . . . . .  $ 459,324   $333,749          $(26,198) $766,875
                                      ===========  ==========  ===============  =========

                See  accompanying  notes  to  financial  statements.



                         20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                       June 30,
                                                 --------------------
                                                   1999       1998
                                                 ---------  ---------
                                                      (Unaudited)
                                                (Amounts in thousands)
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . .  $ 61,836   $ 68,041
Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Provision for depreciation and amortization.     6,474      3,685
   Provision for deferred income taxes. . . . .    15,834     34,296
   Realized gains on sale of investments. . . .   (10,640)   (10,917)
   Federal income taxes . . . . . . . . . . . .    10,932        399
   Reinsurance balances . . . . . . . . . . . .     2,578      5,198
   Unpaid losses and loss adjustment expenses .   (76,586)   (54,959)
   Unearned premiums. . . . . . . . . . . . . .     4,751      8,345
   Claims checks payable. . . . . . . . . . . .    (1,793)    (5,595)
   Other. . . . . . . . . . . . . . . . . . . .     4,468      1,701
                                                 ---------  ---------
     NET CASH PROVIDED BY
        OPERATING ACTIVITIES. . . . . . . . . .  $ 17,854   $ 50,194



                         20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                  Six Months Ended
                                                       June 30,
                                                 --------------------
                                                   1999       1998
                                                 ---------  ---------
                                                      (Unaudited)
                                                (Amounts in thousands)
INVESTING ACTIVITIES:
   Investments available-for-sale:
     Purchases. . . . . . . . . . . . . . . . . .  $(553,815)  $(417,815)
     Calls or maturities. . . . . . . . . . . . .      5,040      16,262
     Sales. . . . . . . . . . . . . . . . . . . .    552,780     433,301
   Net purchases of property and equipment. . . .    (19,179)    (16,132)
                                                   ----------  ----------
       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES. . . . . . . . . .    (15,174)     15,616

FINANCING ACTIVITIES:
   Bank loan principal repayment. . . . . . . . .    (22,500)    (22,500)
   Common stock repurchased and retired . . . . .     (3,138)          -
   Dividends paid . . . . . . . . . . . . . . . .    (28,034)    (23,571)
                                                   ----------  ----------
       NET CASH USED IN
          FINANCING ACTIVITIES. . . . . . . . . .    (53,672)    (46,071)
                                                   ----------  ----------

Net increase (decrease) in cash . . . . . . . . .    (50,992)     19,739

Cash and cash equivalents, beginning of year. . .    167,856      31,268
                                                   ----------  ----------
Cash and cash equivalents, end of quarter . . . .  $ 116,864   $  51,007
                                                   ==========  ==========


See  accompanying  notes  to  financial  statements.

                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

1.  Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.  Earnings  Per  Common  Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                          Three Months Ended       Six Months Ended
                                                                June 30,               June 30,
                                                     -----------------------  --------------------------
                                                         1999         1998         1999           1998
                                                     -----------  ----------  ---------------  ---------
                                                        (Amounts in thousands, except per share data)
Numerator:
  Net income. . . . . . . . . . . . . . . . . .      $    32,923   $  40,173  $        61,836  $  68,041
  Preferred stock dividends                                    -      (5,062)               -    (10,123)
                                                     -----------  ----------  ---------------  ---------

Numerator for basic earnings per share:
  Income available to common stockholders . . .           32,923      35,111           61,836     57,918

Effect of dilutive securities:
  Dividends on convertible preferred stock. . .                -       5,062                -     10,123
                                                     -----------  ----------  ---------------  ---------
Numerator for diluted earnings per share:
  Income available to common stockholders
  after assumed conversions . . . . . . . . .     .  $    32,923  $   40,173  $        61,836  $  68,041
                                                     ===========  ==========  ===============  =========

Denominator:
Denominator for basic earnings per share:
  Weighted-average shares outstanding . . . .             87,545      51,590           87,589     51,572

Effect of dilutive securities:
Restricted stock grants . . . . . . . . . . . .               49         136               49        136
Employee stock options. . . . . . . . . . . . .               42         332               59        330
Warrants. . . . . . . . . . . . . . . . . . . .                -      10,866                -     10,802
Convertible preferred stock . . . . . . . . .                  -      19,854                -     19,854
                                                     -----------  ----------  ---------------  ---------
Dilutive potential common shares. . . . . . . .               91      31,188              108     31,122

Denominator for diluted earnings per share:
  Adjusted weighted-average shares outstanding.           87,636      82,778           87,697     82,694
                                                     ===========  ==========  ===============  =========

Basic earnings per share. . . . . . . . . . . .      $      0.38  $     0.68  $          0.71  $    1.12
                                                     ===========  ==========  ===============  =========


Diluted earnings per share. . . . . . . . . . .      $      0.38  $     0.49  $          0.71  $    0.82
                                                     ===========  ==========  ===============  =========


As a result of American International Group, Inc.'s ("AIG") conversion of preferred stock and exercise of common stock warrants in the third quarter of 1998, the complexity of the Company's capital structure has been significantly reduced. Accordingly, the Company has been able to use a simpler diluted earnings per share calculation since the fourth quarter of 1998.

3.  Investments

     The amortized cost, gross unrealized gains and losses, and fair values of investments as of June 30, 1999, are as follows:


                                                   Gross        Gross
                                    Amortized   Unrealized   Unrealized      Fair
                                       Cost        Gains       Losses       Value
                                    ----------  -----------  -----------  ----------
                                                  (Amounts in thousands)
U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies. . .  $   15,748  $         4  $       421  $   15,331

 Obligations of states and political
    subdivisions . . . . . . . . . .   702,642        1,887       29,722     674,807

 Public utilities. . . . .              21,243            -          726      20,517

 Corporate securities. . . . .         298,794        1,088       14,291     285,591
                                    ----------  -----------  -----------  ----------

    Total fixed maturities . . .     1,038,427        2,979       45,160     996,246

 Equity securities . . . . .               250        1,877            -       2,127
                                    ----------  -----------  -----------  ----------

    Total investments. . . . . . .  $1,038,677  $     4,856  $    45,160  $  998,373
                                    ==========  ===========  ===========  ==========


Details follow concerning the change during the six months ended June 30, 1999, in the after-tax net unrealized gain on investments, which is included in accumulated other comprehensive income in the consolidated balance sheet (amounts in thousands):


Unrealized loss on available-for-sale investments, net of income tax benefit of $22,976. . . . . . . . . . . . . . . . . . . . . .  $(42,669)
Less:  reclassification adjustment for gains included in net income,
   net of income tax expense of $3,724 . . . . . . . . . . . . . . .    (6,916)
                                                                      ---------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(49,585)
                                                                      =========


4.  Federal  Income  Taxes

     Income taxes do not bear the expected relationship to pre-tax income because of tax-exempt investment income and other differences in the recognition of revenue and expenses for tax and financial statement purposes. At June 30, 1999, the Company had a net operating loss carryforward of approximately $95.7 million for regular tax purposes and an alternative minimum tax credit carryforward of $30.2 million. The net operating loss carryforwards will expire in 2009, but is expected to be fully utilized in the year 2000. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal  income  tax  expense  consists  of:


                                        Six Months Ended June 30,
                                           ------------------
                                              1999     1998
                                           --------  --------
                                         (Amounts in thousands)
Current tax expense . . . . . . . . . . .  $ 13,301  $  1,980
Deferred tax expense. . . . . . . . . . .    15,834    34,296
                                           --------  --------
                                           $ 29,135  $ 36,276
                                           ========  ========


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Liquidity  and  Capital  Resources
----------------------------------

The Company is principally dependent on premiums and its portfolio of marketable securities and the investment income thereon to pay claims and operating expenses and to service outstanding debt. Loss and loss expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Cash flow from operations has continued to be sufficient to fund the Company's needs and planned future expenditures.

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law, which allows the payment of up to the lesser of prior year statutory net income or 10% of surplus without prior approval from the state. As of June 30, 1999, the Company's insurance subsidiaries had a combined statutory surplus of $670.1 million and a net written premium to surplus ratio of 1.2:1 compared to a combined statutory surplus of $586.5 million and a net written premium to surplus ration of 1.3:1 at June 30, 1998.

Invested assets as of June 30, 1999, had a fair value of $1.1 billion compared to $1.2 billion at December 31, 1998. The decrease includes a change in unrealized losses of $76.3 million. All investments in fixed maturities are investment grade. Of the Company's total investments at June 30, 1999, 30.7% were invested in taxable fixed-income securities compared to 94.0% at June 30, 1998, and 74.9% at December 31, 1998. To the extent practicable, the Company's investment portfolio is being transitioned from taxable to nontaxable securities to enable the Company to minimize future tax payments in anticipation of fully utilizing its remaining net operating loss carryforward.

The fixed maturity available-for-sale portfolio is subject to decline in fair value as interest rates rise. As of June 30, 1999, the after-tax unrealized loss on investments was $26.2 million, compared with an unrealized gain of $23.4 million as of December 31, 1998. The Company's strategy has been to minimize the realization of these losses by holding the underlying investments, to the extent practicable, until they regain their value. However, as previously mentioned, the Company is currently transitioning its investment portfolio to a primarily nontaxable basis and expects that some unrealized losses may be realized in the future.

At July 1, 1999, the Company has a variable rate credit line available of $78.75 million, all of which is outstanding. Presently, interest is paid monthly;
interest payments for the first six months of 1999 totaled $2.8 million. Principal repayments of $11.25 million are due on the first day of each calendar quarter.

During the second quarter of 1999, 20th Century's Board of Directors authorized the expenditure of $50 million to purchase shares of the Company's common stock. Implementation of the stock repurchase program began in June and will continue through the third quarter. As of June 30, 1999, 272,500 shares had been repurchased at a cost of approximately $3.1 million.

In August 1996, 20th Century Insurance Company of Arizona, a joint venture owned 51% by AIG and 49% by 20th Century Industries, began writing private passenger automobile policies in that state. As of June 30, 1999, insured vehicles totaled 18,785, an increase of 34.4% over the total at June 30, 1998. The Company's investment in and advances to this venture totaled $3.7 million at
June 30, 1999, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture was $(147,000) and $(272,000) for the three and six months ended June 30, 1999, respectively, and $(63,000) and $(228,000) for the same 1998 periods, and is included in investment income in the consolidated statements of income. The statistical and other information presented hereinafter do not include the activities of 20th Century Insurance Company of Arizona.

Results  of  Operations
-----------------------

UNITS  IN  FORCE

Units in force for the Company's insurance programs as of June 30 were as follows:


                                               1999      1998
                                           ----------  ---------
Private Passenger Automobiles
   (number of vehicles)
                                            1,154,262  1,116,410
Homeowners
   (number of policies)
                                               52,492     57,561
Personal Umbrella
   (number of policies). . .             .     12,797     12,114
                                           ----------  ---------
Total. . . . . . . . . . . .             .  1,219,551  1,186,085
                                            =========  =========


The core automobile business experienced continued growth in the first six months of 1999 despite increased competition in the industry. During the 4th quarter of 1998, the Company began writing private passenger automobile policies in Nevada, Oregon and Washington, insuring more than 5,500 vehicles in these states at June 30, 1999. These new markets collectively represent approximately six million vehicles.

The Company's voluntary auto units in force increased by 3.7% compared to a year ago from 1,109,536 units in force at June 30, 1998 to 1,150,740 units in force at June 30, 1999. Voluntary auto units grew 25,196 (2.2%) in the first six months of 1999, 14,918 (1.3%) of which occurred in the second quarter. This compared to an increase in units of 44,793 (4.2%) for the first six months of 1998, 20,348 (1.9%) of which occurred in the second quarter. In view of favorable trends in loss costs in 1997 and 1998, the Company lowered overall rate levels approximately 3.4% and 3.2% in 1998 and 1997, respectively, and by an additional 6.8% in February 1999. The Company's average customer retention rate for the second quarter of 1999 was an excellent 96.3% despite a very competitive business climate.

The Company's position in the homeowners market has always been intended to complement its auto business and facilitate growth in that line. Prior to its mid-1994 suspension of homeowner sales, 20th Century insured more than 210,000 residences in California, of which more than 40 percent also had their automobiles insured by the Company. Although the Company has continued to renew its existing homeowners policies, units in force for the homeowners program has been declining since 1994. Homeowner units in force declined by 8.8% from June 30, 1998, to June 30, 1999. In late April 1999, the Company and the California Department of Insurance ("CDOI") reached a mutual agreement whereby the Company was permitted to resume sales of new homeowners policies in California. Resumption of sales is expected to begin in the second half of 1999. As part of the agreement, the Company committed $6 million to create a non-profit fund to benefit certain individuals and non-profit entities impacted by the Northridge earthquake. The Company also committed $750,000 for general use by the California Research and Assistance Fund and for public education and outreach activities. The total of $6.75 million was recorded as a pre-tax charge in the second quarter of 1999.

UNDERWRITING  RESULTS

Premium revenue, underwriting results and combined ratios for the Company's insurance programs were as follows:


                       Three Months Ended June 30,  Six Months Ended June 30,
                            ----------------------  ----------------------
                                1999       1998        1999        1998
                            ----------  ----------  ----------  ----------
                                        (Amounts in thousands)
Gross Premiums Written
  Automobile . . . . . . .  $  209,208  $  213,754  $  424,541  $  426,009
  Homeowners . . .              13,392      14,383      21,417      22,969
  Personal Umbrella. . . .         754         654       1,341       1,199
                            ----------  ----------  ----------  ----------
  Total. . . . . . . . . .  $  223,354  $  228,791  $  447,299  $  450,177
                            ==========  ==========  ==========  ==========

Net Premiums Earned
  Automobile . . . . . . .  $  192,033  $  191,660  $  386,159  $  384,943
  Homeowners . . . . . . .           7           -           7           -
  Personal Umbrella. . . .         259         223         478         441
                            ----------  ----------  ----------  ----------
  Total. . . . . . . . . .  $  192,299  $  191,883  $  386,644  $  385,384
                            ==========  ==========  ==========  ==========

Underwriting Profit (Loss)
  Automobile . . . . . . .  $   38,247  $   38,509  $   59,115  $   63,839
  Homeowners . . . . . . .      (8,226)       (424)     (9,281)     (1,893)
  Personal Umbrella. . . .          88         195         216         374
                            ----------  ----------  ----------  ----------
  Total. . . . . . . . . .  $   30,109  $   38,280  $   50,050  $   62,320
                            ==========  ==========  ==========  ==========

Combined Ratios (GAAP)
  Automobile . . . . . .        80.08%      79.90%      84.69%      83.42%
  Homeowners . . . . . . .          -            -           -           -
  Personal Umbrella. . . .      66.22%      12.02%      54.95%      15.02%
  Total. . . . . . .            84.34%      80.05%      87.06%      83.83%


AUTOMOBILE

Automobile insurance is the primary line of business written by the Company and has been consistently profitable. The majority of the Company's insured autos are located in southern California. The Company continues to expand its coverage throughout the state by aggressively marketing its business in northern California and San Diego County, which accounted for approximately 51.3% of all new business written in the first six months of 1999. During the 4th quarter of 1998, the Company also began writing automobile policies in Nevada, Oregon and Washington, though to date the impact of this business on the financial results of the Company has been immaterial. Approximately $1.7 million of premiums were written in these states in the first half of 1999.

The Company's voluntary automobile program realized an underwriting profit of $38.6 million for the three months ended June 30, 1999, compared to $38.1 million for the comparable 1998 period. Underwriting profits for the first six months of 1999 were $59.5 million compared to $63.1 million for the same prior year period. These results were achieved despite increased competition and the effects of premium rate reductions previously mentioned. The 1999 decrease in gross premiums written reflects the 3.7% increase in insured units offset by the effect of the 6.8% premium rate reductions effective in the first quarter of the year. The combined ratios for the second quarter and six months ended June 30, 1999, were 79.8% and 84.5%, respectively, versus 79.9% and 83.4%, respectively, for the same periods last year. During 1999, overall average loss costs have flattened whereas since 1997 the Company's underwriting results had benefited from favorable loss trends. Loss provisions in the first two quarters of 1999 may not be indicative of conditions that will impact losses in the future, which could exceed recent experience. Certain California legislation in the process of being finalized is expected to raise average claim settlement costs starting after the first of the year, although it is impossible at this point to estimate the likely the impact of this development on future underwriting results.

Unallocated loss adjustment expenses and underwriting expenses for the first six months of 1999 include approximately $1.6 million ($1.1 million in the second quarter) incurred to modify computer systems to make them "Year 2000 compliant" compared to $2.3 million for the first six months of 1998 ($1.2 million in the second quarter). Underwriting expenses also include an increase in depreciation expense of $2.0 million as a result of the Company's strategy to upgrade its technology infrastructure and systems as well as an increase in advertising expense of $5.9 million compared to the same prior year period.

Assigned Risk units produced underwriting losses of $400,000 and $414,000 for the three and six months ending June 30, 1999, respectively, compared to underwriting gains of $397,000 and $698,000 for the same periods in 1998. The decreased underwriting profit reflects a 48.8% decline in the number of Assigned Risk vehicles coupled with a 28.3% rate reduction effective February 1, 1999.

HOMEOWNERS

In December 1996, the Company was granted authority to offer renewals of policies for approximately 68,000 homeowner insurance customers beginning
February 15, 1997. This renewal business is covered by a quota share reinsurance agreement, which cedes 100% of all risk to three reinsurers, as follows:


Reinsurer. . . . . . . . . . . . . . . . . . . . . .  Participation
----------------------------------------------------  --------------
National Union Fire Insurance Co. of Pittsburgh, PA
(A subsidiary of AIG). . . . . . . . . . . . . . . .             50%
United States Fidelity & Guaranty Company. . . . . .             25%
Risk Capital Reinsurance Company . . . . . . . . . .             25%


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

Because of the reinsurance agreements in place, the Company's exposure to weather-related and disaster claims has been significantly reduced, and its remaining exposure under these programs primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $8.2 million and $9.3 million for the three and six months ending June 30, 1999, respectively, compared to underwriting losses of $0.4 million and $1.9 million for the same periods in 1998. Non-recurring charges of $6.75 million are included in the underwriting results for the three and six months ending June 30, 1999, as a result of the previously discussed mutual agreement between the Company and the CDOI whereby the Company will resume sales of new homeowners policies in California. The Company plans to reevaluate its reinsurance arrangements prior to resuming homeowners insurance sales later in 1999.

The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

PERSONAL  UMBRELLA  POLICY  (PUP)

Units in force increased by 5.6% compared to a year ago to 12,797 units in force at June 30, 1999 from 12,114 units in force at June 30, 1998. Gross premiums written in the second quarter of 1999 increased by 15.3% compared to the same quarter in 1998 and by 11.8% in the first six months of 1999 compared to the same prior year period. The growth in this business is primarily attributable to a cross-selling campaign, which began late in 1997. Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. The PUP line is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

POLICY  ACQUISITION  COSTS  AND  OTHER  OPERATING  EXPENSES

The Company's policy acquisition and other operating expense ratio continues to be one of the lowest in the industry. As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, increased by $8.0 million (39.0%) for the second quarter of 1999 compared to the same quarter in 1998 and by $10.7 million (28.4%) for the first six months of 1999 compared to the same prior year period. The increase in net underwriting expenses in the second quarter resulted from the previously discussed $6.75 million non-recurring homeowner charges as well as an additional $3.0 million in advertising expenses incurred over the same quarter of last year. On a year-to-date basis, advertising expenses increased by $5.9 million over the same period last year. The ratio of net underwriting expenses (excluding loan interest and fees, but including the non-recurring charges and additional advertising expenses previously discussed) to net premiums earned for the second quarter and six months ended June 30, 1999, was 14.8% and 12.5%, respectively, compared to 10.7% and 9.7% for the same periods in 1998.

INVESTMENT  INCOME

Net pre-tax investment income decreased 11.3% and 6.8% during the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The average annual pre-tax yield on invested assets for the three and six month periods ended June 30, 1999, was 5.5% and 5.7%, respectively, compared to 6.7% for both the same periods in 1998. The decreases in pre-tax investment results are primarily due to the transition, described in the following paragraph, of invested assets from taxable to non-taxable securities, which have a lower yield. Average invested assets increased 9.1% and 9.9% for the quarter and six months ended June 30, 1999, respectively, compared to the same 1998 periods. The increase in invested assets is primarily due to additional cash received from the exercise of AIG's common stock warrants in the third quarter of 1998.

Realized gains on sales of investments decreased in the first six months of 1999 to $10.6 million from $10.9 million for the same period in 1998. Realized gains for the second quarter of 1999 decreased to $3.3 million from $7.7 million for the same 1998 quarter. The decrease in realized gains for the second quarter is primarily due to a decrease in the number of bond sales and a downturn in the bond market. Year-to-date realized gains have decreased less than 4% from the prior year. During this period, the Company began transitioning its investment portfolio from taxable to nontaxable securities in anticipation of fully utilizing its remaining net operating loss carryforward. At June 30, 1999, $655.0 million of the Company's total cash and investments at fair value was invested in tax-exempt bonds with the balance representing 41.1% of the portfolio invested in taxable securities compared to 98.7% at June 30, 1998.

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

State  of  Readiness
The Company has taken what it believes is a comprehensive approach to remediating its Y2K issues as summarized in the following table:



MILESTONE                                         . . . . . . . . .         .  COMPLETION YEAR
---------                                                                      ---------------

CRITICAL MAINFRAME APPLICATIONS
High level risk assessment                . . . . . . . . . . . . . .                 1997
Upgrade of base information systems to be Year 2000 compliant . . . .                 1998
Complete integration testing of  56 mainframe applications. . . . . .                 1998
Replacement of 14 systems with packaged software warranted to be Y2K compliant        1999

OTHER IT HARDWARE (mainframe, client/server, network, telecommunications,
etc.) Assessment, installation or conversion, test, and implementation.               1999

NON-IT SYSTEMS  - including IT systems maintained by third parties (e.g.,
banks, vendors, etc.) Inventory and assessment; identify                              1999


Testing of critical computer applications was completed in November 1998. Testing of all hardware and operating system software was successfully completed by June 30, 1999. As of June 30, 1999, all critical business systems and processes are either Year 2000 ready or have a contingency plan to insure that, in the few cases where the Company is waiting for a vendor to be compliant, there will be no interruption. Contingency planning activities were completed by June 30, 1999. The Company's testing and progress by our vendors indicate that it is very unlikely that these plans will need to be executed. Throughout the remainder of 1999, the Year 2000 project team will emphasize quality control measures to maintain the compliance of our systems and will closely monitor the compliance efforts of the critical vendors who provide key services to our customers.

Y2K  Remediation  Costs
The total Year 2000 project cost is estimated to be approximately $9.5 million, which is being expensed as incurred. Approximately one third of that amount represents the direct cost of personnel in the Company's Information Services department who have been dedicated to this project, with most of the remainder representing external consultants. Costs incurred during the first half of 1999 and 1998 were $1.6 million and $2.3 million, respectively. Total costs incurred through June 30, 1999, were $8.8 million.

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

Contingency  Plans
For all critical systems within the Company's control, revised contingency plans that take account of the Y2K issue were in place by the end of the second quarter of 1999. These contingency plans generally cover steps the Company would take, such as use of back-up computer facilities, in the event of a business interruption from a variety of causes, including the remote possibility of an interruption caused by one or more Y2K problems. The Company's contingency planning team is staffed by representatives from all key business departments. Contingency planning includes the following considerations and precautions:

- Defining a transition plan which describes all requirements for information systems and business systems support as the Company enters the year 2000, including a rapid response team and the identification of resources and responsibilities at each departmental level;
   - Restrictions on vacations at the end of December 1999 and the beginning of January 2000;
   - Identifying manual procedures to be implemented until the automated process is recovered, if necessary;
   - For critical suppliers or service providers not expected to be compliant, selecting feasible alternate suppliers;
   - When alternate suppliers are infeasible, addressing any means the Company can take to assist key suppliers in a timely manner;
   - Determining key mission critical contingency plans and testing when feasible before the Year 2000.

                           PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)     Reports  on  Form  8-K

No  reports  on  Form  8-K  were  filed  during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           20TH  CENTURY  INDUSTRIES
                                           -------------------------
                                               (Registrant)




Date       August  13,  1999                  /s/ William L. Mellick
    ------------------------------            ----------------------
                                               WILLIAM  L.  MELLICK
                                  President  and  Chief  Executive  Officer



Date      August  13,  1999                   /s/ Robert S. Tschudy
    ------------------------------            ----------------------
                                                ROBERT  B.  TSCHUDY
                                            Senior  Vice  President  and
                                             Chief  Financial  Officer