Form 10-Q
period 1999-09-30
20TH CENTURY INDUSTRIES
filed 1999-11-12
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999          Commission  File  Number  0-6964
                                                                        ------


                             20TH CENTURY INDUSTRIES
                             -----------------------
             (Exact name of registrant as specified in its charter)



        CALIFORNIA                                       95-1935264
        ----------                                       ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)


Suite 700,  6301 Owensmouth Avenue, Woodland Hills, California           91367
------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)


Registrant's  telephone  number,  including  area  code        (818)  704-3700
                                                               ---------------

                                      None
                                      ----
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X                         NO
     ------------                       ------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at October 29, 1999
Common Stock, Without Par Value                        86,802,464 shares

                          PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                    20TH  CENTURY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  September 30,   December 31,
                                                       1999           1998
                                                  --------------  -------------
                                                    (Unaudited)
                                                       (Amounts in thousands)
Investments, available-for-sale, at fair value:
  Fixed maturities . . . . . . . . . . . . . . .  $      967,729  $   1,067,248
  Equity securities. . . . . . . . . . . . . . .           2,125          1,373
                                                  --------------  -------------
       Total investments - Note 3. . . . . . . .         969,854      1,068,621
Cash and cash equivalents. . . . . . . . . . . .          79,909        167,856
Accrued investment income. . . . . . . . . . . .          16,736         19,542
Premiums receivable. . . . . . . . . . . . . . .          72,813         70,884
Reinsurance receivables and recoverables . . . .          55,874         66,823
Prepaid reinsurance premiums . . . . . . . . . .          36,775         31,589
Deferred income taxes. . . . . . . . . . . . . .          88,156         74,330
Deferred policy acquisition costs. . . . . . . .          20,868         16,100
Other assets . . . . . . . . . . . . . . . . . .          89,722         77,411
                                                  --------------  -------------
                                                  $    1,430,707  $   1,593,156
                                                  ==============  =============


       See  accompanying  notes  to  financial  statements.


                    20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30,   December 31,
                                                             1999            1998
                                                        ---------------  -------------
                                                          (Unaudited)
                                             (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses . . . . . .  $      276,620   $     382,003
Unearned premiums. . . . . . . . . . . . . . . . . . .         238,518         233,689
Bank loan payable. . . . . . . . . . . . . . . . . . .          78,750         112,500
Claims checks payable. . . . . . . . . . . . . . . . .          34,172          34,311
Reinsurance payable. . . . . . . . . . . . . . . . . .          21,527          20,628
Other liabilities. . . . . . . . . . . . . . . . . . .          29,192          24,423
                                                        ---------------  -------------
      Total liabilities. . . . . . . . . . . . . . . .         678,779         807,554

Stockholders' equity
   Capital Stock
      Preferred stock, par value $1.00 per share;
      authorized 500,000 shares, none issued . . . . .               -               -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      authorized 376,126 shares, none outstanding
      in 1999 and 1998 . . . . . . . . . . . . . . . .               -               -

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 86,886,164
      in 1999 and 87,624,531 in 1998 . . . . . . . . .         448,526         462,268

   Accumulated other comprehensive income (loss) . . .         (34,776)         23,387

   Retained earnings . . . . . . . . . . . . . . . . .         338,178         299,947
                                                        ---------------  -------------
      Total stockholders' equity . . . . . . . . . . .         751,928         785,602
                                                        ---------------  -------------
                                                        $    1,430,707   $   1,593,156
                                                        ===============  =============


See  accompanying  notes  to  financial  statements.


                                  20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                Three Months Ended     Nine Months Ended
                                                    September 30,        September 30,
                                               ---------------------  --------------------
                                                  1999        1998       1999      1998
                                               ----------  ---------  ---------  ---------
                                             (Amounts in thousands, except per share data)
REVENUES:

Net premiums earned . . . . . . . . . . . . .  $ 191,234   $ 193,506  $ 577,879  $ 578,890
Net investment income . . . . . . . . . . . .     14,681      19,197     48,781     55,791
Realized investment gains (losses). .             (7,195)      6,920      3,343     17,837
                                               ----------  ---------  ---------  ---------
                                                 198,720     219,623    630,003    652,518

LOSSES AND EXPENSES:

Net losses and loss
   adjustment expenses. . . . . . . . . .        148,086     139,182    436,465    424,696
Policy acquisition costs. . . . . . .             21,270      12,027     60,034     43,141
Other operating expenses. . . . . . . . .          3,786       7,408     13,237     13,842
Interest and fees expense . . . . . . .            1,691       2,515      5,408      8,030
                                               ----------  ---------  ---------  ---------
                                                 174,833     161,132    515,144    489,709
                                               ----------  ---------  ---------  ---------

Income before federal
   income taxes . . . . . . . . . .               23,887      58,491    114,859    162,809

Federal income taxes - Note 4 . . . .              5,515      20,306     34,650     56,583
                                               ----------  ---------  ---------  ---------

NET INCOME. . . . . . . . . . . . . . . . . .  $   18,372  $  38,185  $  80,209  $ 106,226
                                               ==========  =========  =========  =========

EARNINGS PER COMMON SHARE - Note 2
----------------------------------

BASIC. . . . . . . . . . . . . . .             $     0.21  $    0.49  $    0.92  $    1.60
                                               ==========  =========  =========  =========

DILUTED. . . . . . . . . . . . . .             $     0.21  $    0.44      $0.92  $    1.27
                                               ==========  =========  =========  =========


See  accompanying  notes  to  financial  statements.


                            20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (Unaudited)
                              Nine Months Ended September 30, 1999
                              ------------------------------------

                                   Accumulated
                                      Other
                                      Common       Retained    Comprehensive
                                      Stock        Earnings       Income        Total
                                 ---------------  ----------  ---------------  --------
                                                (Amounts in thousands)
Balance at January 1, 1999. . .  $      462,268   $ 299,947   $       23,387   $785,602
Comprehensive income:
Net income. . . . . . . . . . .                      80,209                      80,209
Change in accumulated other
   comprehensive income, net -
   Note 3 . . . . . . . . . . .                                      (58,163)   (58,163)
                                                                              ---------
Total comprehensive income. . .                                                  22,046
Cash dividends declared . . . .                     (41,978)                    (41,978)
Common stock repurchased
   (781,200 shares) . . .                (14,381)                               (14,381)
Other . . . . . . . . .                      639                                    639
                                 ---------------  ----------  ---------------  --------

Balance at September 30, 1999 .  $       448,526  $  338,178  $      (34,776)  $751,928
                                 ===============  ==========  ===============  ========


                See  accompanying  notes  to  financial  statements.


               20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                     September 30,
                                                 ---------------------
                                                    1999       1998
                                                 ----------  ---------
                                                       (Unaudited)
                                                 (Amounts in thousands)
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . .  $  80,209   $106,226
Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Provision for depreciation and amortization.      9,853      6,202
   Provision for deferred income taxes. . . . .     17,493     53,662
   Realized gains on sale of investments. . . .     (3,462)   (17,837)
   Federal income taxes . . . . . . . . . . . .     10,932        329
   Reinsurance balances . . . . . . . . . . . .      6,662      1,613
   Unpaid losses and loss adjustment expenses .   (105,383)   (86,297)
   Unearned premiums. . . . . . . . . . . . . .      4,829      7,437
   Claims checks payable. . . . . . . . . . . .       (139)    (2,981)
   Other. . . . . . . . . . . . . . . . . . . .     (1,238)    (1,888)
                                                 ----------  ---------
     NET CASH PROVIDED BY
        OPERATING ACTIVITIES. . . . . . . . . .  $  19,756   $ 66,466


                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                       Nine Months Ended
                                                         September 30,
                                                     ---------------------
                                                         1999       1998
                                                     ----------  ---------
                                                          (Unaudited)
                                                     (Amounts in thousands)
INVESTING ACTIVITIES:
   Investments available-for-sale:
     Purchases. . . . . . . . . . . . . . . . . . .  $(718,136)  $(674,399)
     Calls or maturities. . . . . . . . . . . . .        5,040      16,262
     Sales. . . . . . . . . . . . . . . . . . . . .    725,115     688,360
   Net purchases of property and equipment. . .        (29,613)    (22,721)
                                                     ----------  ---------
       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES. . . . .  .             (17,594)      7,502
                                                     ----------  ---------

FINANCING ACTIVITIES:
   Proceeds from exercise of common stock warrants.          -     145,600
   Bank loan principal repayment. . . . . . . .        (33,750)    (33,750)
   Common stock repurchased . . . . . . ..             (14,381)          -
   Dividends paid . . . . . . . . . . . . .            (41,978)    (37,587)
                                                     ----------  ---------
       NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES. . . . . ..             (90,109)     74,263
                                                     ----------  ---------

Net increase (decrease) in cash . . . . .              (87,947)    148,231

Cash and cash equivalents, beginning of year. . .      167,856      31,268
                                                     ----------  ---------
Cash and cash equivalents, end of quarter . . . . .  $   79,909   $ 179,499
                                                     ==========  ==========


See  accompanying  notes  to  financial  statements.

                      20TH CENTURY INDUSTRIES AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1999

1.     Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for either the three or the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the 20th Century Industries Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

     2.  Earnings  Per  Common  Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                 ----------------------  -----------------------
                                                    1999        1998        1999         1998
                                                 ----------  ----------  ----------  -----------
                                                  (Amounts in thousands, except per share data)
Numerator:
  Net income. . . . . . . . . . . . . . . . . .  $   18,372  $   38,185  $   80,209  $  106,226
  Preferred stock dividends . . . . .                     -           -           -     (10,123)
                                                 ----------  ----------  ----------  -----------

Numerator for basic earnings per share:
  Income available to common stockholders . . .      18,372      38,185      80,209      96,103

Effect of dilutive securities:
  Dividends on convertible preferred stock. . .           -           -           -      10,123
                                                 ----------  ----------  ----------  -----------

Numerator for diluted earnings per share:
  Income available to common stockholders
  after assumed conversions . . . . . . . . . .  $   18,372  $   38,185  $   80,209  $  106,226
                                                 ==========  ==========  ==========  ===========

Denominator:
Denominator for basic earnings per share:
  Weighted-average shares outstanding . . . .        86,995      77,148      87,393      60,098

Effect of dilutive securities:
Restricted stock grants . . . . . . . . . . . .          50          45          50         105
Employee stock options. . . . . . . . . . .              56         289          57         344
Warrants. . . . . . . . . . . . . . .                     -       2,995           -       8,194
Convertible preferred stock . . . . . . . . .             -       5,764           -      15,157
                                                 ----------  ----------  ----------  -----------
Dilutive potential common shares. . . . . . .           106       9,093         107      23,800

Denominator for diluted earnings per share:
  Adjusted weighted-average shares outstanding.      87,101      86,241      87,500      83,898
                                                 ==========  ==========  ==========  ===========

Basic earnings per share. . . . . . . . . . . .  $     0.21  $     0.49  $     0.92  $     1.60
                                                 ==========  ==========  ==========  ===========

Diluted earnings per share. . . . . . . . . . .  $     0.21  $     0.44  $     0.92  $     1.27
                                                 ==========  ==========  ==========  ===========


3.  Investments

     The amortized cost, gross unrealized gains and losses, and fair values of investments as of September 30, 1999, are as follows:


                                                         Gross        Gross
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost        Gains        Losses      Value
                                          ----------  -----------  -----------  ----------
                                                      (Amounts in thousands)
U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies. . . .      $   15,560  $        14  $       560  $   15,014

 Obligations of states and political
    subdivisions . . . . . . . . . .         859,906        1,441       46,065     815,282

 Corporate securities. . . . .               147,640          201       10,408     137,433
                                          ----------  -----------  -----------  ----------

    Total fixed maturities . . . .         1,023,106        1,656       57,033     967,729

 Equity securities . . . . . . . .               250        1,875            -       2,125
                                          ----------  -----------  -----------  ----------

    Total investments. . . . . . . .      $1,023,356  $     3,531  $    57,033  $  969,854
                                          ==========  ===========  ===========  ==========


Details follow concerning the change during the nine months ended September 30, 1999, in the after-tax net unrealized gain or loss on investments, which is included in the equity section of the consolidated balance sheet under the caption "accumulated other comprehensive income (loss)" (amounts in thousands):


Unrealized loss on available-for-sale investments, net of income tax benefit of $30,106. . . . . . . . . . . . . . . . . . . . . . .  $(55,912)
Less:  reclassification adjustment for gains or losses included in net
   income, net of income tax expense of $1,212 . . . . . . . . . . . .    (2,251)
                                                                        ---------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(58,163)
                                                                        =========


4.     Federal  Income  Taxes

     Income taxes do not bear the expected relationship to pre-tax income because of tax-exempt investment income and other differences in the recognition of revenue and expenses for tax and financial statement purposes. At September 30, 1999, the Company had a net operating loss carryforward of approximately $82.4 million for regular tax purposes and an alternative minimum tax credit carryforward of $34.5 million. The net operating loss carryforward will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal  income  tax  expense  consists  of:


                   Nine Months Ended September 30,
                        ------------------
                          1999      1998
                        --------  --------
(Amounts in thousands)
Current tax expense. .  $ 17,157  $  2,921
Deferred tax expense .    17,493    53,662
                        --------  --------
                        $ 34,650  $ 56,583
                        ========  ========


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

Funds required by 20th Century Industries to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law, which allows the payment of up to the greater of prior year statutory net income or 10% of surplus without prior approval from the state. As of September 30, 1999, the Company's insurance subsidiaries had a combined statutory surplus of $660.5 million compared to a combined statutory surplus of $621.7 million at September 30, 1998. The Company's ratio of net written premium to surplus remained unchanged between September 30, 1998, and September 30, 1999, at 1.2:1.

Invested assets as of September 30, 1999, had a fair value of $1.0 billion compared to $1.2 billion at December 31, 1998. The decrease includes a change in unrealized losses of $89.5 million. All investments in fixed maturities are investment grade. To the extent practicable, the Company's investment portfolio is being transitioned from taxable to nontaxable securities to enable the Company to minimize future tax payments in anticipation of fully utilizing its remaining net operating loss carryforward. Of the Company's total investments at September 30, 1999, 15.7% were invested in taxable fixed-income securities compared to 74.9% at December 31, 1998 and 84.7% at September 30, 1998 .

The fixed maturity available-for-sale portfolio is subject to decline in fair value as interest rates rise. As of September 30, 1999, the after-tax unrealized loss on investments was $34.8 million, compared with a net unrealized gain of $23.4 million as of December 31, 1998. The Company's strategy has been to minimize the realization of these losses by holding the underlying investments, to the extent practicable, until they regain their value. However, as previously mentioned, the Company is currently transitioning its investment portfolio to a primarily nontaxable basis and expects that some unrealized losses may be realized in the future.

At October 1, 1999, the Company has a variable rate credit line available of $67.5 million, all of which is outstanding. Presently, interest is paid monthly; interest payments for the first nine months of 1999 totaled $4.2 million. Principal repayments of $11.25 million are due on the first day of each calendar quarter.

During the second quarter of 1999, 20th Century's Board of Directors authorized the expenditure of $50 million to purchase shares of the Company's common stock. Implementation of the stock repurchase program began in June and continued through the third quarter. As of September 30, 1999, 781,200 shares had been repurchased at a cost of approximately $14.5 million.

In August 1996, 20th Century Insurance Company of Arizona, a joint venture owned 51% by AIG and 49% by 20th Century Industries, began writing private passenger automobile policies in that state. As of September 30, 1999, insured vehicles totaled 20,484, an increase of 38.5% over the total at September 30, 1998. The Company's investment in and advances to this venture totaled $4.8 million at September 30, 1999, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture was $(61,000) and $(333,000) for the three and nine months ended September 30, 1999, respectively, and $(84,000) and $(312,000) for the same 1998 periods, and is included in investment income in the consolidated statements of income. The statistical and other information presented hereinafter do not include the activities of 20th Century Insurance Company of Arizona.

                                       14
Results  of  Operations
-----------------------

UNITS  IN  FORCE

Units in force for the Company's insurance programs as of September 30 were as follows:


                                  1999       1998
                                ---------  ---------
Private Passenger Automobiles
   (number of vehicles). . . .  1,173,449  1,127,006
Homeowners
   (number of policies). . . .     51,564     56,305
Personal Umbrella
   (number of policies). . . .     12,887     12,161
                                ---------  ---------
Total. . . . . . . . . . . . .  1,237,900  1,195,472
                                =========  =========


The core automobile business continued to grow in the first nine months of 1999. During the fourth quarter of 1998, the Company began writing private passenger automobile policies in Nevada, Oregon and Washington, insuring more than 11,300 vehicles in these states at September 30, 1999. These new markets collectively represent approximately six million vehicles.

The Company's voluntary auto units in force increased by 4.3% compared to a year ago from 1,121,615 units in force at September 30, 1998 to 1,170,316 units in force at September 30, 1999. Voluntary auto units grew 44,772 (4.0%) in the first nine months of 1999, 19,576 (1.7%) of which occurred in the third quarter. This compared to an increase in units of 56,872 (5.3%) for the first nine months of 1998, 12,079 (1.1%) of which occurred in the third quarter. In view of favorable trends in loss costs in 1997 and 1998, the Company lowered overall rate levels approximately 3.4% and 3.2% in 1998 and 1997, respectively, and by an additional 6.85% in February 1999.

The Company's position in the homeowners market has always been intended to complement its auto business and facilitate growth in that line. Prior to its mid-1994 suspension of homeowner sales, 20th Century insured more than 210,000 homeowners in California, of which more than 40 percent also had their automobiles insured by the Company. Although the Company has continued to renew its existing homeowners policies, receiving permission to do so from the California Department of Insurance ("CDOI") in mid February 1997, the number of units in force for the homeowners program has been declining since 1994. In late April 1999, the Company and the CDOI reached an agreement whereby the Company was permitted to resume sales of new homeowners policies in California. Resumption of sales began in September 1999. As part of the agreement, the Company committed $6 million to create a non-profit fund to benefit certain individuals and non-profit entities impacted by the Northridge earthquake. The Company also committed $750,000 for general use by the California Research and Assistance Fund and for public education and outreach activities. The total of $6.75 million was recorded as a non-recurring pre-tax charge in the second quarter of 1999.

UNDERWRITING  RESULTS

Premium revenue, underwriting results and combined ratios for the Company's insurance programs were as follows:


                            Three Months Ended     Nine Months Ended
                              September 30,           September 30,
                           --------------------  -- -----------------
                              1999       1998       1999       1998
                           ---------   --------   --------   --------
(Amounts in thousands)
Gross Premiums Written
  Automobile . . . . . . .  $216,188   $218,299   $640,729   $644,309
  Homeowners . . . . . .       1,434      1,596     22,851     24,565
  Personal Umbrella. . . .       744        727      2,085      1,925
                            --------   --------   --------   --------
  Total. . . . . . . . . .  $218,366   $220,622   $665,665   $670,799
                            ========   ========   ========   =========

Net Premiums Earned
  Automobile . . . . . . .  $190,893   $193,283   $577,052   $578,226
  Homeowners . . . .              (7)         -          -         (1)
  Personal Umbrella. .           348        223        827        665
                            --------   --------   --------   --------
  Total. . . . . . . . . .  $191,234   $193,506   $577,879   $578,890
                            ========   ========   ========   =========

Underwriting Profit (Loss)
  Automobile . . . . . . .  $ 19,811   $ 36,523   $ 78,926   $100,362
  Homeowners . . . . . . .    (2,097)    (1,698)   (11,377)    (3,591)
  Personal Umbrella. . . .       379         65        594        440
                            --------   --------   --------   --------
  Total. . . . . . . . . .  $ 18,093   $ 34,890   $ 68,143   $ 97,211
                            ========   ========   ========   =========

Combined Ratios (GAAP)
  Automobile . . . . . . .    89.62%     81.11%     86.32%     82.64%
  Homeowners . . . .              -          -          -          -
  Personal Umbrella. .        (8.86)%    71.01%     28.08%     33.90%
  Total. . . . . . .          90.54%     81.96%     88.21%     83.21%


AUTOMOBILE

Automobile insurance is the primary line of business written by the Company and continues to be profitable. The majority of the Company's insured autos are located in southern California. The Company continues to expand its coverage throughout the state, particularly in northern California and San Diego County, which accounted for approximately 47% of all new business written in the first nine months of 1999. During the fourth quarter of 1998, the Company also began writing automobile policies in Nevada, Oregon and Washington. Approximately $3.7 million of premiums were written in these states in the first nine months of 1999, representing 11% of all new business units written during this period.

The Company's voluntary automobile program realized an underwriting profit of $20.2 million for the three months ended September 30, 1999, compared to $36.1 million for third quarter of 1998. Underwriting profits for the first nine months of 1999 were $79.7 million compared to $99.3 million for the same period last year. These results reflect a decrease in earned premiums due to the rate reductions previously mentioned and an increase in incurred losses and loss expenses.

The 1999 decrease in gross premiums written reflects the 4.0% increase in insured units offset by the effect of the 6.85% premium rate reductions effective in the first quarter of the year.

The combined ratios for the voluntary automobile program for the third quarter and nine months ended September 30, 1999, were 89.4% and 86.1%, respectively, versus 81.2% and 82.6%, respectively, for the same periods last year. During 1999, overall trends in loss costs have flattened whereas since 1997 and through 1998, the Company's underwriting results had benefited from declining trends. Loss trends and provisions in the first nine months of 1999 may not be indicative of conditions that will impact losses in the future, and future loss premiums may exceed recent experience. Also, recent California legislation is expected to raise average claim settlement costs starting after the first of the year if the law goes into effect. Although it is impossible at this point to estimate the likely impact of this development on the Company's future underwriting results, an industry study has estimated that bodily injury liability costs could increase from 6 to 14 percent. A voter referendum to overturn this law is being attempted.

Unallocated loss adjustment expenses and underwriting expenses for the first nine months of 1999 include approximately $2.2 million ($606,000 in the third quarter) incurred to modify computer systems to make them "Year 2000 compliant" compared to $5.4 million for the first nine months of 1998 ($3.1 million in the third quarter). These expenses also include an increase in depreciation expense of $3.7 million for the first nine months of 1999 over last year as a result of the Company's strategy to upgrade its technology infrastructure and systems. Underwriting expenses for the first nine months of 1999 increased $10.1 million compared to the same period last year due to higher advertising expense.

Assigned Risk units produced underwriting losses of $381,000 and $796,000 for the three and nine months ending September 30, 1999, respectively, compared to underwriting gains of $377,000 and $1,076,000 for the same periods in 1998. The decreased underwriting profit reflects a 41.9% decline in the number of Assigned Risk vehicles coupled with a 28.3% rate reduction effective February 1, 1999.

HOMEOWNERS

In December 1996, the Company was granted authority to offer renewals of policies for approximately 68,000 homeowner insurance customers beginning February 15, 1997. Starting in mid-September 1999, the Company resumed sales of new homeowner policies in California.

This new and renewal business is covered by a quota share reinsurance agreement, which cedes 100% of all risk to three reinsurers, as follows:


Reinsurer. . . . . . . . . . . . . . . . . . . . . .  Participation
----------------------------------------------------  --------------
National Union Fire Insurance Co. of Pittsburgh, PA
(A subsidiary of AIG). . . . . . . . . . . . . . . .             50%
United States Fidelity & Guaranty Company. . . . . .             25%
Risk Capital Reinsurance Company . . . . . . . . . .             25%


Through August 1, 1999, earthquake coverage, which the Company is obliged to offer in conjunction with its California homeowner policies, has been provided through American Home Assurance Company, a subsidiary of AIG. For new and renewal homeowners policies written on or after August 1, 1999 earthquake coverage is being offered by GeoVera Insurance Company, a non-affiliated insurer. No earthquake exposures are assumed by the Company.

Homeowners policies in force on June 30, 1996, or renewed before July 23, 1996, (which do not include earthquake coverage) were ceded 100% in equal participations to United States Fidelity & Guaranty Company and Risk Capital Reinsurance Company. This coverage was effective until the underlying policies expired or were renewed.

Because of the reinsurance and other agreements in place, the Company's exposure to weather-related and disaster claims has been significantly reduced, and its remaining exposure under these programs primarily relates to development on policies incepted prior to July 1, 1996. The underwriting losses for this line were $2.1 million and $11.3 million for the three and nine months ending September 30, 1999, respectively, compared to underwriting losses of $1.7 million and $3.6 million for the same periods in 1998. Non-recurring charges of $6.75 million are included in the underwriting results for the nine months ending September 30, 1999. These charges relate to the previously discussed agreement between the Company and the CDOI.

Now that sales of new homeowner policies have resumed, the Company expects to terminate the existing reinsurance program in favor of a more traditional catastrophe reinsurance program effective January 1, 2000. Management believes this change will help reduce the underwriting loss for this line.

The Company remains exposed to possible further upward development in the estimated cost to resolve certain claims stemming from the 1994 Northridge Earthquake. Although management believes current reserves are adequate, the outcome of future events could require changes in previous estimates.

PERSONAL  UMBRELLA  POLICY  (PUP)

Units in force increased by 6.0% compared to a year ago to 12,887 units in force at September 30, 1999 from 12,161 units in force at September 30, 1998. Gross premiums written in the third quarter of 1999 increased by 2.4% compared to the same quarter in 1998 and by 8.3% in the first nine months of 1999 compared to the same prior year period. Underwriting profits for this line can vary significantly with the number of claims, which occur infrequently. The PUP line is subject to two quota share reinsurance agreements resulting in a net retention by the Company of approximately 36%.

POLICY  ACQUISITION  COSTS  AND  OTHER  OPERATING  EXPENSES

As a direct writer, the Company does not incur agent commissions and thus enjoys an expense advantage over most of its competitors. Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, increased by $5.6 million (28.9%) for the third quarter of 1999 compared to the same quarter in 1998 and by $16.3 million (28.6%) for the first nine months of 1999 compared to the same period a year ago. The increase in net underwriting expenses in the third quarter resulted primarily from an additional $4.2 million in advertising expenses incurred over the same quarter of last year. On a year-to-date basis, advertising expenses increased by $10.1 million over the same period last year. Year-to-date underwriting expenses also include the previously discussed $6.75 million non-recurring homeowner charges. The ratio of net underwriting expenses (excluding loan interest and fees, but including the non-recurring charges and additional advertising expenses previously discussed) to net premiums earned for the third quarter and nine months ended September 30, 1999, was 13.1% and 12.7%, respectively, compared to 10.0% and 9.8% for the same periods in 1998.

INVESTMENT  INCOME

In the fourth quarter of 1998, the Company began transitioning its investment portfolio from taxable to nontaxable securities in anticipation of fully utilizing its remaining net operating loss carryforward. At September 30, 1999, $802.9 million (76.5%) of the Company's total cash and investments at fair value was invested in tax-exempt bonds with the balance, representing 23.5% of the portfolio, invested in taxable securities compared to 98.9% at September 30, 1998.

As a result of the transition of the portfolio into tax-exempt securities, which generally have a lower pre-tax yield than taxable securities, net pre-tax investment income decreased 23.5% and 12.6% during the quarter and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The average annual pre-tax yield on invested assets for the three and nine-month periods ended September 30, 1999, was 5.2% and 5.5%, respectively, compared to 6.4% and 6.6%, respectively, for the same periods in 1998. On an after tax basis, the comparable yields were 4.4% and 4.2% for the third quarter and first nine months of 1999 versus 4.2% and 4.3% for the same periods of 1998. Average invested assets decreased 4.9% for the quarter ended September 30,1999, and increased 4.0% for the nine months ended September 30, 1999, compared to the same 1998 periods.

Realized gains on sales of investments decreased in the first nine months of 1999 to $3.3 million from $17.8 million for the same period in 1998. Realized losses for the third quarter of 1999 were $7.2 million compared to realized gains of $6.9 million for the same 1998 quarter. The decrease in realized gains for the nine months ended September 30, 1999, and the realized losses for the third quarter of 1999 are primarily due to a downturn in the bond market.

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

State  of  Readiness
--------------------
The Company has taken what it believes is a comprehensive approach to remediating its Y2K issues as summarized in the following table:


MILESTONE. . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .  COMPLETION YEAR
---------                                                                            ---------------
CRITICAL MAINFRAME APPLICATIONS
High level risk assessment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1997
Upgrade of base information systems to be Year 2000 compliant . . . . . . . . . . .             1998
Complete integration testing of  56 mainframe applications. . . . . . . . . . . . .             1998
Replacement of 14 systems with packaged software warranted to be Y2K compliant. . .             1999

OTHER IT HARDWARE (mainframe, client/server, network, telecommunications, etc.)
Assessment, installation or conversion,test, and implementation.                                1999

NON-IT SYSTEMS  - including IT systems maintained by third parties (e.g., banks,
vendors, etc.) Inventory and assessment; identify                                               1999


Testing of critical computer applications was completed in November 1998. Testing of all hardware and operating system software was successfully completed by June 30, 1999. As of September 30, 1999, all critical business systems and processes are either Year 2000 ready or have a contingency plan to insure that, in the few cases where the Company is waiting for a vendor to be compliant, there will be no interruption in service. Contingency planning activities were completed by June 30, 1999. The Company's testing and progress made by the Company's vendors indicate that it is very unlikely that these contingency plans will need to be executed. Throughout the remainder of 1999, the Year 2000 project team will emphasize quality control measures to maintain the compliance of our systems and will closely monitor the compliance efforts of the critical vendors who provide key services to our customers.

Y2K  Remediation  Costs
-----------------------
The total Year 2000 project cost is estimated to be approximately $9.5 million, which is being expensed as incurred. Approximately one third of that amount represents the direct cost of personnel in the Company's Information Services department who have been dedicated to this project, with most of the remainder representing external consultants. Costs incurred during the first nine months of 1999 and 1998 were $2.2 million and $5.4 million, respectively. Cumulative Y2K remediation costs incurred through September 30, 1999, were $9.4 million.

Risks
-----
Without regard to the Company's remediation efforts, given the highly computerized nature of the Company's operations, the Y2K problem would pose a serious risk to the Company's ability to efficiently and effectively provide service to its customers, or to conduct its affairs in a profitable manner.
Because of the nature of its operations and the availability of alternate suppliers and service providers, the potential Y2K issues for the Company in the non-IT area generally are less than for manufacturers or distributors of non-financial products. Apart from written assurances the Company has or expects to receive, the Company can offer no assurances that the impact of the Y2K problem on certain services, such as those provided by third-party electric utilities, will be insignificant or within the Company's ability to correct in a fashion timely enough to avoid any potentially significant adverse impact. Although no remediation plan is capable of foreseeing every possible contingency that could have a potentially significant adverse effect, management is confident that the steps taken to address the Company's Y2K issues will prevent or promptly detect and correct any serious instances of noncompliance that are reasonably within the Company's ability to control.

Contingency  Plans
------------------
For all critical systems within the Company's control, revised contingency plans that take account of the Y2K issue were in place by the end of the second quarter of 1999. These contingency plans generally cover steps the Company would take, such as use of back-up computer facilities, in the event of a business interruption from a variety of causes, including the remote possibility of an interruption caused by one or more Y2K problems. The Company's contingency planning team is staffed by representatives from all key business departments. Contingency planning includes the following considerations and precautions:

- Defining a transition plan which describes all requirements for information systems and business systems support as the Company enters the year 2000, including an event management team and the identification of resources and responsibilities at each departmental level;

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

- Determining key mission critical contingency plans and testing when feasible before the Year 2000; and

- To minimize risk and ensure stability, the Company plans to "freeze" changes to production programs from November 25, 1999 through January 15, 2000.

                           PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)     Reports  on  Form  8-K

No  reports  on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                20TH  CENTURY  INDUSTRIES
                                                -------------------------
                                                      (Registrant)




Date             November  12,  1999            /S/ William L. Mellick
    --------------------------------            -------------------------
                                                 WILLIAM  L.  MELLICK
                                      President  and  Chief  Executive  Officer



Date             November  12,  1999            /S/ Robert B. Tschudy
    --------------------------------            -------------------------
                                                 ROBERT  B.  TSCHUDY
                                             Senior  Vice  President  and
                                               Chief  Financial  Officer