Form 10-K
period 1999-12-31
21ST CENTURY INSURANCE GROUP
filed 2000-03-30
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  December  31,  1999
Commission  File  Number  0-6964

        21ST CENTURY INSURANCE GROUP  (FORMERLY 20TH CENTURY INDUSTRIES)
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     95-1935264
          ----------                                     ----------
(State  or  other  jurisdiction  of            (I.R.S.  Employer  Identification
incorporation  or  organization)                               number)

 6301 Owensmouth Avenue, Suite 700, Woodland Hills, California             91367
--------------------------------------------------------------             -----
        (Address  of principal executive                             (Zip  Code)
                  offices)

Registrant's  telephone  number,  including  area  code:   (818)  704-3700

          Securities registered pursuant to Section 12 (b) of the Act:
          ------------------------------------------------------------

Common  Stock,  Without  Par  Value                   New  York  Stock  Exchange
-----------------------------------                   --------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on February 29, 2000, as reported by the New York Stock Exchange, was approximately $425,000,000.

On February 29, 2000, the registrant had outstanding 85,347,922 shares of common stock, without par value, which is the Company's only class of common stock.

DOCUMENT  INCORPORATED  BY  REFERENCE:

Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on May 23, 2000, are incorporated herein by reference into Part III hereof.



                           21ST CENTURY INSURANCE GROUP

                           1999 FORM 10-K ANNUAL REPORT
                                Table of Contents


                                                                      Page
                                      PART I
             ----------------------------------------------------------
Item  1. .  Business                                                     3

Item  2.    Properties                                                  22

Item  3. .  Legal Proceedings                                           22

Item  4. .  Submission of Matters to a Vote of Security Holders   .     22

                                      PART II
             ----------------------------------------------------------

Item  5. .  Market for Registrant's Common Stock and Related
             Stockholder Matters              .. .                      23

Item  6.    Selected Financial Data                                     24

Item  7. .  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        27

Item  7a..  Quantitative and Qualitative Disclosures about Market Risk  36

Item  8.    Financial Statements and Supplementary Data                 38

Item  9. .  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. .                  67

                                      PART III
             ----------------------------------------------------------

Item  10..  Directors and Officers of the Registrant                    67

Item  11.   Executive Compensation                                      67

Item  12..  Security Ownership of Certain Beneficial Owners and
             Management . . . . . .                                     67

Item  13.   Certain Relationships and Related Transactions              68

                                      PART IV
             ----------------------------------------------------------

Item  14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K .                                              69

            Signatures . . . . . . .                                    76


                                     PART I
                                     ------

     ITEM  1.     BUSINESS

GENERAL

     21st Century Insurance Group (formerly 20th Century Industries) is an insurance holding company founded in 1958 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 21st Century Insurance Group and its wholly owned subsidiaries, 21st Century Insurance Company (formerly 20th Century Insurance Company) and 21st Century Casualty Company, both of which are incorporated in California as property and casualty insurance companies and licensed in California, Nevada, Oregon and Washington. The common stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW." Effective January 1, 2000, the Company changed its name to 21st Century Insurance Group, and 20th Century Insurance Company changed its name to 21st Century Insurance Company.

     The Company, through its subsidiaries, directly markets and underwrites private passenger automobile, homeowners and personal umbrella insurance. As a direct response writer, the Company has gained a reputation for excellent customer service and being among the most efficient and low cost providers of personal insurance in the markets it serves.

     Historically, the Company's business has been concentrated in Southern California, principally the greater Los Angeles and Orange County areas. In the mid-1980's, however, the Company began expanding into the San Diego area and, in the early 1990's, the Northern California area. In August 1996, 21st Century Insurance Company of Arizona (formerly 20th Century Insurance Company of Arizona, "21st of Arizona") began writing private passenger automobile insurance in that state. 21st of Arizona is a joint venture between the Company, which owns a 49% interest, and American International Group, Inc. ("AIG"), which owns a 51% interest. Through several of its subsidiaries AIG currently owns approximately 62% of the Company's outstanding common stock.

     In a strategy intended to complement its auto business and facilitate growth in that line, the Company initiated new sales of homeowner insurance policies in California during September 1999 following approval by the California Insurance Commissioner. The Company had been under a Department of Insurance order since June 1994, prohibiting it from writing new homeowners business following the 1994 Northridge earthquake. The Company ceased writing earthquake insurance in 1994 and has no plans to reenter that market. Rather, the California requirement to offer earthquake insurance to policyholders is satisfied by an arrangement with GeoVera Insurance Company, a member of the St. Paul Companies.

LIMITS  OF  INSURANCE  COVERAGE

The Company offers the following insurance coverages for private passenger automobiles, bodily injury liability; property damage; medical payments; uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage and collision deductible; towing; comprehensive and collision. Policies are written for a six-month term. Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. The most frequent bodily injury liability limits purchased are $100,000 per person and $300,000 per accident.

The homeowners program utilizes an extended replacement cost policy, thereby limiting loss to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provide for a minimum dwelling amount of $65,000 and a maximum dwelling amount of $750,000. Personal liability coverage limits of $100,000, $200,000 and $300,000 are available.

The personal umbrella policy ("PUP") provides liability coverage with a limit of $1,000,000 in excess of the underlying automobile and homeowners liability coverage. Minimum underlying automobile limits of $100,000 per person and $300,000 per accident are required, while homeowners must have a minimum of $100,000 personal liability coverage. The underlying automobile coverage must be written by the Company.

MARKETING

     The Company through its subsidiaries and Arizona affiliate, markets homeowner policies in California and auto policies in California, Arizona, Nevada, Oregon and Washington. Policies are sold directly to customers without utilizing or engaging outside agents or brokers. In addition to referrals, the Company uses direct mail, print, radio, television, outdoor and Internet advertising to generate sales. In California and Arizona, quotes may be requested 24 hours a day, 7 days a week through a convenient toll-free 800 number. Prospective California policyholders may also obtain an instant auto rate quotation on the Company's Internet site (http://www. my21st.com).
                                                      -----------------------

     Traffic to the Company's website continues to increase. In addition to offering visitors another way to request a rate quotation, the website can be used by customers to amend policies, report a claim or obtain information about the Company. Quotes requested through the Internet increased by 173% over 1998 while sales from Internet quotes increased by 127% over the prior year. The Company also participates in Internet insurance malls to sell auto insurance.

     The Company continues to increase penetration in Northern California generating approximately 12% more new business in 1999 than in 1998. Approximately 61% of all new business written in California in 1999 came from outside the Los Angeles and Orange County areas.

UNDERWRITING  AND  PRICING

The regulatory system in California requires the prior approval of insurance rates and forms. Within the regulatory framework, the Company establishes its automobile and homeowners premium rates based primarily on actuarial analyses of its own historical premium, loss and expense data. This data is compiled and analyzed to establish overall rate levels as well as classification differentials. The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. The primary characteristics for automobile policies include, by statute in California, driving record, annual mileage and number of years the driver has been licensed. A number of other "optional" rating factors are also permitted in California.

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

     The Company reviews many of its policies prior to the time of renewal and as changes occur during the policy period. Some mid-term changes may result in premium adjustments, cancellations or non-renewals because of a substantial increase in risk.

SERVICING  OF  BUSINESS

     The Company continues to adapt its technological capabilities in keeping with its business strategies. Computerized systems provide the information resources, telecommunications and data processing capabilities necessary to manage the Company's business. The Company continues the process, begun in 1997, to upgrade its technology infrastructure and replace aging information systems with newer, more dynamic systems. In late 1998, business operations supporting the states of Washington, Oregon and Nevada commenced using the prototype of this new infrastructure. In 1999, the Company's internal administrative processes, such as payroll and accounting, were successfully converted to the new systems.

The Internet is fast becoming a strategic vehicle for selling and servicing the Company's insurance products. In 1998, the ability to receive a real-time quote for auto insurance in California was introduced. That same year, simple policy amendments, such as address changes and vehicle additions/changes, were allowed. In 1999, policyholders were able to submit a First Notice of Loss on a claim and request a quote for a homeowner policy. Continued enhancement to this facility will, over time, allow policyholder self-service over the Internet for all products and markets covered by the Company, as an alternative to more traditional modes of communication.

CLAIMS

Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel when necessary, and management of the settlement process. Whenever possible, physical damage claims are handled through the use of Company drive-in claims facilities, vehicle inspection centers and Direct Repair Program ("DRP") providers. The claims management staff administers the claims settlement process and oversees the work of the legal and adjuster personnel involved in that process. Each claim is carefully analyzed to provide for fair loss payments, compliance with the Company's contractual and regulatory obligations and management of loss adjustment expenses. Liability and property damage claims are handled by specialists in each area.

The Company utilizes internal legal staff to handle most aspects of claims litigation, including trial, from offices in Brea, Ontario, Long Beach, San Diego and Woodland Hills. In-house attorneys handle approximately 70% of all lawsuits. Suits directly against the Company and those which may involve a conflict of interest are assigned to outside counsel.

The Company has established claims Division Service Offices in its major marketing territories. Each Division Service Office is a full service center, normally staffed with between 40 and 100 employees who provide complete claims services from initial investigation to final settlement.

The Company makes extensive use of its DRP to expedite the repair process. The program involves agreements between the Company and over 130 independent repair facilities. The Company agrees to accept the estimate for damages prepared by the repair facility without requiring each vehicle to be inspected by staff adjusters. The facilities selected undergo a screening process before being accepted, and the Company maintains an aggressive reinspection program to assure quality results. The Company's reinspection team visits all repair facilities each month and performs a quality control inspection on approximately 40% of all repairable vehicles in this program. The customer benefits by getting the repair process started faster, and the repairs are guaranteed for as long as the customer owns the vehicle. The Company benefits by not incurring the overhead expense of a larger staff of appraisers and by negotiating repair rates it believes are beneficial. Currently, over 30% of all damage repairs are handled using the DRP method. The Company's policy with respect to vehicle repairs is not to use after market "crash" parts.

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

     The Homeowners Division processes all homeowners property claims on a regional basis and is made up of two units totaling approximately 30 employees. The units are located in Brea and Woodland Hills.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES

The Company establishes a liability at each accounting date for losses and loss adjustment expenses arising from claims, both reported and unreported, which have been incurred but which remain to be paid. Such reserves are estimates, as of a particular date, of the amount the Company will ultimately pay, net of any recoverable salvage and subrogation, for claims incurred as of the accounting date.

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

The Company supplements the case basis reserve estimates with bulk loss reserves estimated using actuarial methodologies. These reserves are designed to provide for claims incurred but not reported ("IBNR") to or recorded by the Company as of the accounting date, changes over time in case reserve estimates and loss adjustment expenses which include estimates of the legal and other costs of settling claims. The actuarial estimates utilize the Company's own historical loss experience and are reviewed each quarter. The effects of inflation are implicitly considered in the actuarial estimates and the Company does not discount its reserves to present value for financial reporting purposes.

Reserve estimates are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly with any resulting adjustments reflected in earnings currently.

A rollforward of loss and loss adjustment expense reserves, including the effects of reserve changes, loss payments and reinsurance for each of the three years in the period ended December 31, 1999, is presented in Note 8 of the Notes to Consolidated Financial Statements.

     The following table presents the development of loss and loss adjustment expense reserves, net of reinsurance, for the years 1989 through 1999. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverables, for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year-ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater
(less) than the re-estimated reserves. The deficiencies shown in the 1994 and 1995 columns result from the additional earthquake losses and loss adjustment expenses related to the 1994 Northridge Earthquake recorded subsequent to 1994. The impact of that earthquake on the redundancy or deficiency shown is $164.75 million for 1994, $104.75 million for 1995, $64.75 million for 1996 and $40 million for each of 1997 and 1998.



                                                           AS OF DECEMBER 31,
(AMOUNTS IN THOUSANDS)
----------------------
                               1989      1990      1991      1992      1993      1994       1995       1996      1997
                             --------  --------  --------  --------  --------  ---------  ---------  --------  --------
Reserves for
   losses and loss
   adjustment expenses,
       net of  reinsurance.  $472,010  $525,220  $547,098  $554,034  $574,619  $755,101   $552,320   $489,033  $388,418

Paid (cumulative)
   as of:

One year later. . . . . .     242,757   300,707   320,264   327,634   344,876   519,969    351,985    304,714   251,951
Two years later . . . . .     328,606   391,970   401,019   403,434   423,713   635,861    485,462    395,922   352,594
Three years later . . . .     366,369   420,853   426,412   425,671   443,055   721,445    527,908    454,246
Four years later. . . . .     377,980   429,791   433,642   432,086   457,430   745,912    574,260
Five years later. . . . .     381,507   431,791   436,522   434,949   460,857   787,262
Six years later . . . . .     382,230   432,975   437,365   436,876   461,901
Seven years later . . . .     382,108   433,096   437,758   436,982
Eight years later . . . .     382,129   433,095   437,713
Nine years later. . . . .     382,086   433,045
Ten years later . . . . .     382,001

Reserves re-
   estimated as of:

One year later. . . . . . .   402,706   473,974   473,209   491,048   490,166   715,637    526,730    424,406   392,039
Two years later . . . . . .   397,847   449,348   461,343   447,880   465,036   725,098    537,635    467,958   375,674
Three years later . . . .     389,559   442,508   440,198   438,726   453,431   751,302    579,093    465,507
Four years later. . . . .     384,948   433,408   437,350   435,128   460,947   790,479    582,013
Five years later. . . . .     382,331   432,370   436,929   435,942   462,372   791,377
Six years later . . . . .     381,996   432,661   437,600   437,034   461,347
Seven years later . . . .     381,914   433,050   437,706   436,476
Eight years later . . . .     382,126   432,949   437,383
Nine years later. . . . .     381,955   432,801
Ten years later . . . . .     381,838

Redundancy
   (Deficiency) . . . . . .  $ 90,172  $ 92,419  $109,715  $117,558  $113,272  $(36,276)  $(29,693)  $ 23,526  $ 12,744


(AMOUNTS IN THOUSANDS)
----------------------
                               1998      1999
                             --------  --------
Reserves for
   losses and loss
   adjustment expenses,
       net of  reinsurance.  $339,815  $243,398

Paid (cumulative)
   as of:

One year later. . . . . . .   265,135
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-
   estimated as of:

One year later. . . . . . .   331,119
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Redundancy
   (Deficiency) . . . . . .  $  8,696


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

     In the consolidated balance sheet, the reserves for losses and loss adjustment expenses are shown "gross," that is, before reduction for reinsurance. The table which follows presents the development of gross losses and loss adjustment expense reserves for calendar years 1997 through 1999. As in the ten-year table presented net of reinsurance, each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data and it would not be appropriate to extrapolate future development based on this table.


                                        1997      1998     1999
                                      --------  --------  -------
                                         (Amounts in thousands)
Gross loss and loss adjustment
   expense reserves, December 31,. .  $437,887  $382,003  276,248
Paid (cumulative) as of:
   One year later. . . . . . . . . .   283,753   296,166
   Two years later . . . . . . . . .   393,185
Gross liability re-estimated as of:
   End of year . . . . . . . . . . .   437,887   382,003  276,248
   One year later. . . . . . . . . .   436,699   371,774
   Two years later . . . . . . . . .   419,965
 Gross cumulative redundancy . . . .    17,922    10,229


     The redundancies indicated above are net of additional earthquake losses and loss adjustment expenses recorded subsequent to 1994.

OPERATING  RATIOS

Combined  Ratios

     Underwriting profit margins are measured by the extent to which the combined ratios (loss and loss adjustment expense ("LAE") ratio and underwriting expense ratio) are less than 100% of premium revenues.

     Combined ratios are used to measure the underwriting success of property and casualty insurance companies. Losses and loss adjustment expenses are stated as a percentage of premiums earned because losses may occur over the life of a particular insurance policy. An important indicator of operating efficiency, the underwriting expense ratio is based on premiums written under statutory accounting practices ("SAP") and earned premiums for reporting under generally accepted accounting principles ("GAAP"). The loss and LAE ratios, underwriting expense ratios (excluding interest and fees), and combined ratios for the Company's subsidiaries, on a SAP and GAAP basis, are shown in the following tables.


                                YEARS ENDED DECEMBER 31,
                                -------------------------
SAP. . . . . . . . . . . .  1999   1998   1997   1996   1995
--------------------------  -----  -----  -----  -----  -----
Loss and LAE ratio . . . .  78.5%  81.0%  77.3%  85.8%  88.7%
Underwriting expense ratio  13.9   10.7    9.5    9.4    8.7
                            -----  -----  -----  -----  -----
Combined ratio . . . . . .  92.4%  91.7%  86.8%  95.2%  97.4%
                            =====  =====  =====  =====  =====



                                YEARS ENDED DECEMBER 31,
                                -------------------------
GAAP . . . . . . . . . . .  1999   1998   1997   1996   1995
--------------------------  -----  -----  -----  -----  -----
Loss and LAE ratio .        78.5%  81.0%  77.3%  85.8%  88.4%
Underwriting expense ratio  12.9   10.2    9.4    9.3    9.0
                            -----  -----  -----  -----  -----
Combined ratio .            91.4%  91.2%  86.7%  95.1%  97.4%
                            =====  =====  =====  =====  =====


The effects of the Northridge Earthquake and other non-recurring charges (accelerated amortization of restricted stock grants in 1998, Y2K remediation costs in 1999, 1998 and 1997 and $6.75 million in 1999 arising out of a settlement with the California Department of Insurance ("CDOI") contributed 1.3,
6.1 and 3.3 percentage points on both a GAAP and SAP basis to the 1999, 1998 and 1997 combined ratios, respectively. In 1996 and 1995, the Northridge Earthquake contributed 4.7 and 2.9 percentage points, respectively, on both a GAAP and SAP basis to the combined ratios. In 1997, most of the improvement in the combined ratio was due to favorable loss trends in the automobile line. In 1999 and 1998, the loss and LAE ratio for the automobile line increased 2.7% and 0.9% and the underwriting expense ratio increased

2.2% and 1.2%, respectively. The Company's underwriting results and loss ratios by line of business are discussed in more detail in Management's Discussion and Analysis, Underwriting Results, and in Note 17 of the Notes to Consolidated Financial Statements.

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


                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
SAP                                     1999      1998      1997      1996      1995
------------------------------------  --------  --------  --------  --------  --------
(Amounts in thousands, except ratio)
Net premium written. . . . . . . . .  $768,813  $773,714  $788,600  $827,993  $958,614

Policyholders' surplus . . . . . . .  $581,440  $600,654  $548,043  $436,367  $358,474

Ratio. . . . . . . . . . . . . . . .     1.3:1     1.3:1     1.4:1     1.9:1     2.7:1


     The 1995 ratio was comparatively high because of the surplus strain caused by the Northridge Earthquake. Capital infusions in 1994 and a return to profitable operations in 1995 resulted in improved surplus levels that reduced the ratio below 3 to 1 in 1995 and below 2 to 1 in subsequent years.

INVESTMENTS  AND  INVESTMENT  RESULTS

The Company's investment guidelines have emphasized buying high-quality, fixed income investments. The Investment Committee of the Company's Board of Directors regularly reviews these guidelines and the performance of the portfolio. Because of the net operating loss ("NOL") carryforward available for tax purposes, the Company's investment strategy emphasized taxable securities to maximize overall cash flow following the Northridge Earthquake in 1994 until the fourth quarter of 1998, when the Company began investing in non-taxable securities in anticipation of fully utilizing the NOL. While the Company does not invest with a view to achieving realized gains, securities are bought and sold in order to meet the main objectives of the investment portfolio. These objectives are to maximize after-tax investment income and total investment returns while minimizing credit and liquidity risk. The Company currently has designated all of its portfolio as "available-for-sale" as defined in Statement of Financial Accounting Standard (SFAS) No. 115.

The following table summarizes investment results for the five most recent years:



                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                    1999         1998         1997         1996         1995
                                 -----------  -----------  -----------  -----------  -----------
                                                   (Amounts in thousands)
Average invested assets, at
   cost or amortized cost;
   includes cash and cash
   equivalents. . . . . . . . .  $1,152,371   $1,147,852   $1,088,864   $1,111,396   $1,193,202

Net investment income:

   Before income taxes. . . . .  $   62,668   $   75,146   $   73,463   $   73,178   $   81,658

   After income taxes . . . . .  $   49,690   $   49,248   $   49,105   $   52,038   $   56,597

Average annual return on
   investments:

   Before income taxes. . . . .        5.44%        6.55%        6.75%        6.58%        6.84%

   After income taxes . . . . .        4.31%        4.29%        4.51%        4.68%        4.74%

Net realized investment
   gains (losses) after income
   taxes. . . . . . . . . . . .  $     (180)  $   14,716   $    2,646   $    4,736   $    6,634

Net increase (decrease) in
   unrealized gains on
   investments after
   income taxes . . . . . . . .  $  (63,906)  $    3,089   $   17,478   $  (30,688)  $   73,285


     Net investment income before taxes decreased in 1999 compared to 1998 primarily due to the shift to tax-exempt securities beginning in the last quarter of 1998; however, investment income after taxes increased slightly. In addition, in 1998 and 1999, a greater portion of the portfolio was invested in commercial paper for liquidity purposes which yielded a lower return than the portion invested in bonds. Average invested assets increased in 1998 compared to 1997 primarily due to the impact of $145.6 million received from AIG in the third quarter of 1998 for the exercise of warrants to purchase common stock of the Company. The decline in the investment portfolio from 1995 through 1997 resulted largely from the sale of investments to generate cash to cover the severe losses and other ongoing expenses resulting from the Northridge Earthquake. The declining after-tax return on investments in the previous table is primarily a result of the sale, maturity or early redemption of older securities with high yields and the re-investment in securities with lower yields due to general market conditions.

The following table sets forth the composition of the Company's investments and cash and cash equivalents at the dates indicated.


                                                      DECEMBER 31,
                                                      ------------
                                         1999                   1998                   1997
                               ---------------------  ----------------------  ----------------------
                                Amortized      Fair    Amortized      Fair     Amortized      Fair
Type of Security                  Cost        Value       Cost       Value        Cost       Value
-----------------------       ------------  --------  ----------  ----------  ----------  ----------
                                                 (Amounts in thousands)
Fixed maturities:
  U.S. Treasury secur-
  itites and obliga-
  tions of U.S. govern-
  ment corporations
  and agencies. . . . .        $    15,443  $ 14,667  $    5,971  $    6,129  $    6,735  $    6,758

  Obligations of
  states and politi-
  cal subdivisions. . .            912,438   857,553     159,010     161,739      36,680      39,523

  Public utilities. . .                  -         -     162,119     171,545     171,060     175,174

  Corporate securities.             77,920    70,762     705,291     727,835     838,500     861,253
                              ------------  --------  ----------  ----------  ----------  ----------

Total fixed maturities.          1,005,801   942,982   1,032,391   1,067,248   1,052,975   1,082,708

Equity securities . . .                 81       563         250       1,373         250       1,745
                              ------------  --------  ----------  ----------  ----------  ----------

Total investments . . .          1,005,882   943,545   1,032,641   1,068,621   1,053,225   1,084,453
                              ------------  --------  ----------  ----------  ----------  ----------

Cash and cash
  equivalents . . . . .             45,034    45,034     167,856     167,856      31,268      31,268
                              ------------  --------  ----------  ----------  ----------  ----------

Total investments
  and cash and cash
  equivalents . . . . .        $1,050,916  $988,579  $1,200,497  $1,236,477  $1,084,493  $1,115,721
                              ===========  ========  ==========  ==========  ==========  ==========


COMPETITION

The personal automobile insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of which operate in a number of states and offer a wider-variety of products than the Company. Several of these competitors are larger and have greater financial resources than the Company. Based on direct written premium for 1998 (latest publicly available information), the Company is the seventh largest writer of private passenger automobile insurance in California.

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

REINSURANCE

A reinsurance transaction occurs when an insurer transfers or cedes a portion of its exposure to a reinsurer for a premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer for the ceded portion of the risk. The Company periodically monitors the continuing appropriateness of its reinsurance arrangements to determine that its reinsurers are financially sound, able to meet their obligations under the agreements, and that the reinsurance is competitively priced.

     The Company's insurance subsidiaries entered into a five-year (1995 to 1999) quota share reinsurance agreement with an AIG affiliate covering all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, 10% of each subsidiary's premiums earned and losses and loss adjustment expenses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 were ceded. The AIG affiliate has the option to renew the agreement for four years at declining coverage percentages of 8%, 6%, 4%, and 2% for each of the subsequent years, respectively, and has elected to do so in 2000. A ceding commission of 10.8% was earned by the insurance subsidiaries for 1995 and, thereafter, a commission is paid at a rate equal to the prior year's gross statutory underwriting expense ratio. The ceding commission rates were 9.36%, 9.40% and 10.42% for 1997, 1998, and 1999 respectively.

     Between mid-1996 and December 1999, the Company found it more economical to maintain 100% quota share reinsurance arrangements for its homeowners line rather than purchasing alternative reinsurance coverage for its exposure to catastrophes such as fire following earthquake. Beginning January 1, 2000, the previous homeowner reinsurance programs were cancelled and the Company entered into a catastrophe excess of loss reinsurance program. These reinsurance arrangements are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements.

The Company has a quota share reinsurance treaty for PUP business whereby 60% of premiums and losses are ceded to reinsurers. After the effect of the 10% quota share treaty with AIG, the Company effectively retains 36% of the risk for this line.

REGULATION

     Insurance companies are subject to regulation and supervision by the insurance departments of the various states. The insurance departments have broad regulatory, supervisory and administrative powers, such as:
     -     Licensing  of  insurance  companies  and  agents
     - Prior approval, in California and some other jurisdictions, of rates, rules and forms
     -     Standards  of  solvency
     -     Nature  of,  and  limitations  on,  insurance  company  investments
     -     Periodic  examinations  of  the  affairs  of  insurers
     - Annual and other periodic reports of the financial condition and results of operations of insurers
     -     Establishment  of  accounting  rules
     -     Issuance  of  securities  by  insurers
     -     Payment  of  dividends

     Currently, the CDOI has primary regulatory jurisdiction over the Company. In general, the current regulatory requirements in the other states in which the Company is a licensed insurer are no more stringent than in California.

Changes in state insurance laws or regulations can affect the revenues and expenses of the Company. In 1999, no new laws were enacted by any state in which the Company does business that are expected to have a material impact on the auto insurance industry. The Company anticipates that during 2000 the California Insurance Commissioner will propose changes to the rating regulations regarding prior approval of rates. There can be no assurance that adoption of such changes would not be detrimental to the Company's future operating results.

     The Company is a member of industry organizations which may advocate legislative and initiative proposals and which provide financial support to officeholders and candidates for California statewide public offices. The Company also makes financial contributions to those officeholders and candidates who, in the opinion of management, have a favorable understanding of the needs of the property and casualty insurance industry. In 1999, these contributions were nominal.

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

NON-VOLUNTARY  BUSINESS

     Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. As of December 31, 1999, assigned risk vehicles insured had decreased to 2,929 from 12,133 at the end of 1997. This is a result of assigned risk participants finding affordable coverage in the voluntary market or drivers who dropped out of the program after initially responding to 1997 legislation requiring proof of insurance for vehicle registration renewals. The CAARP assignments have historically produced underwriting losses. As of December 31, 1999, this business represented less than 0.3% of the Company's total gross premiums written.

     Insurers offering homeowners insurance in California are required to participate in the California FAIR Plan ("Fair Plan"). Fair Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowners direct premiums written in the state. The Company's Fair Plan underwriting results for 1999 were immaterial.

EMPLOYEES

The Company had 2,357 full and part-time employees at December 31, 1999. The Company provides medical, pension and 401(k) savings plan benefits to eligible employees according to the provisions of each plan. The Company believes that its relationship with its employees is excellent, and employee turnover is generally very low.

ITEM  2.     PROPERTIES

     The Company leases approximately 500,000 square feet for its Home Office facilities, which are located in Woodland Hills, California. The lease was amended in April 1998 to extend its term until November 2014. The lease may be renewed for two consecutive five-year periods.

The Company also leases office space in 19 other locations throughout California. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

ITEM  3.     LEGAL  PROCEEDINGS

     In the normal course of business, the Company is named as a defendant in lawsuits related to claim issues. Some of the actions request exemplary or punitive damages. The actions are vigorously defended unless a reasonable settlement appears appropriate.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company submitted two matters to shareholders for approval in the fourth quarter of 1999: (1) to change the Company name from 20th Century Industries to 21st Century Insurance Group, and (2) to amend the Restricted Shares Plan, increasing by 500,000 the number of shares of Common Stock available for grants under the Plan. Both matters were approved by written consent of a majority of the Company's shareholders.

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


                 High      Low
                -------  --------
1999
-------
Fourth Quarter   20-1/4  18-11/16
Third Quarter.       20    18-3/8
Second Quarter   18-7/8        16
First Quarter.  23-9/16    16-1/4

1998
-------
Fourth Quarter   25-7/8  20-15/16
Third Quarter.  29-3/16  22-15/16
Second Quarter   29-1/2    26-3/4
First Quarter.   30-3/8    24-3/8


(B)     HOLDERS  OF  COMMON  STOCK

     The approximate number of record holders of common stock on December 31, 1999, was 820.

(C)     DIVIDENDS

The Company has paid quarterly cash dividends on its common stock since the first quarter of 1997. Dividends of $0.05 per share were paid in the first three quarters of 1997 and then doubled to $0.10 per share for the fourth quarter of 1997 and the first quarter of 1998. Dividends increased to $0.16 per share for each of the last three quarters of 1998 and all four quarters of 1999.

The parent company is dependent upon dividends from its subsidiaries to service debt and pay dividends to its stockholders. Based on 1999 operating results and earned surplus as of December 31, 1999, the Company believes it will not require regulatory approval in 2000 to upstream dividends from its subsidiaries.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 1999, are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, are included elsewhere in this Form 10-K. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share, see Note 3 of the Notes to Consolidated Financial Statements.

All dollar amounts set forth in the following tables are in thousands, except per share data.


                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                     1999       1998      1997      1996       1995
                                   ---------  --------  --------  --------  ----------
Operations Data:
  Net premiums earned . . . . . .  $770,423   $772,864  $785,989  $856,628  $  963,797
  Net investment income . . . . .    62,668     75,146    73,463    73,178      81,658
  Realized investment
     gains (losses) . . . . . . .      (410)    22,640     4,071     7,287      10,207
     Total Revenues . . . . . . .   832,681    870,650   863,523   937,093   1,055,662

  Net losses and loss adjustment
     expenses . . . . . . . . . .   605,064    626,379   607,775   734,735     851,602

  Policy acquisition costs. . . .    80,514     57,523    44,851    38,175      38,647
  Other operating expenses. . . .    18,856     21,100    29,047    41,496      48,311
  Interest and fees expense . . .     7,020     10,278    13,722    14,260      15,897
     Total Expenses . . . . . . .   711,454    715,280   695,395   828,666     954,457
                                   ---------  --------  --------  --------  ----------

  Income before federal
     income taxes . . . . . . . .   121,227    155,370   168,128   108,427     101,205

  Federal income taxes. . . . . .    33,699     54,298    57,199    34,370      31,575
                                   ---------  --------  --------  --------  ----------
  Net income. . . . . . . . . . .  $ 87,528   $101,072  $110,929  $ 74,057  $   69,630
                                   =========  ========  ========  ========  ==========

Per Share Data:
  Basic . . . . . . . . . . . . .  $   1.00   $   1.36  $   1.76  $   1.05  $     0.97
                                   =========            ========  ========
  Diluted . . . . . . . . . . . .  $   1.00   $   1.19  $   1.37  $   0.92  $     0.90
                                   =========                                ==========
  Dividends paid per common
     share. . . . . . . . . . . .  $   0.64   $   0.58  $   0.25  $   0.05  $        -
                                   =========  ========  ========  ========  ==========


     In 1999, 1998 and 1997, the Company's financial statements include the effects of certain non-recurring charges of $9.2 million, $7.7 million and $1.5 million, respectively. These charges represent a non-recurring regulatory settlement with the CDOI in 1999, accelerated amortization of restricted stock grants in 1998 and Year 2000 remediation costs in 1999, 1998 and 1997. Additionally, increases in earthquake reserves in 1998 of $40 million, in 1997 of $24.75 million, in 1996 of $40 million and in 1995 of $60 million (offset partially by a $32 million reduction in the Proposition 103 liability per an order from the CDOI) are included in the financial statements. On an after-tax basis, these additional charges reduced basic earnings per share by $0.08, $0.46, $0.33, $0.51 and $0.35 for 1999, 1998, 1997, 1996 and 1995 respectively.


                                                   DECEMBER 31,
                                                   ------------
                                  1999        1998        1997        1996        1995
                               ----------  ----------  ----------  ----------  ----------
Balance Sheet Data:

  Total investments . . . . .  $  943,545  $1,068,621  $1,084,453  $1,064,628  $1,127,112

  Total assets. . . . . . . .   1,379,332   1,593,156   1,482,454   1,513,755   1,608,886

  Unpaid losses and loss
     adjustment expenses. . .     276,248     382,003     437,887     543,529     584,834

  Unearned premiums . . . . .     232,702     233,689     233,402     231,141     288,927

  Bank loan payable . . . . .      67,500     112,500     157,500     175,000     175,000

  Claims checks payable . . .      31,912      34,311      35,569      36,445      49,306

  Stockholders' equity. . . .     720,837     785,602     582,961     487,707     466,585

  Book value per common share  $     8.39  $     8.97  $     6.93  $     5.10  $     4.69


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION

     The following table summarizes certain information pertaining to the Company's financial condition as of or for the year ended December 31,


                                                 1999      1998      1997
                                               --------  --------  --------
                                       (Amounts in thousands, except per share data)
Operating cash flow . . . . . . . . . . . . .  $ 29,468  $ 87,689  $ 69,673

Book value per share. . . . . . . . . . . . .  $   8.39  $   8.97  $   6.93

Debt to equity ratio (1). . . . . . . . . . .      0.09      0.15      0.28

Statutory surplus of insurance
   subsidiaries . . . . . . . . . . . . . . .  $581,440  $600,654  $548,043

Net written premiums to surplus
   ratio. . . . . . . . . . . . . . . . . . .     1.3:1     1.3:1     1.4:1

A.M. Best financial rating. . . . . . . . . .       A         A-        A-

S&P financial rating. . . . . . . . . .      . . .  A+        A+        A-


(1)     Equity  adjusted  to  exclude  unrealized  investment  gains and losses.


RESULTS  OF  OPERATIONS

Units  in  Force
     Units in force for the Company's insurance programs as of December 31 were as follows:


                                    1999       1998       1997
                                  ---------  ---------  ---------
Private Passenger Automobile
   (Number of vehicles). . . . .  1,184,797  1,130,029  1,076,876
Homeowners
   (Number of policies). . . . .     55,364     55,614     61,024
Personal Umbrella Policy ("PUP")
   (Number of policies). . . . .     13,261     12,404     11,683
                                  ---------  ---------  ---------
Total. . . . . . . . . . . . . .  1,253,422  1,198,047  1,149,583
                                  =========  =========  =========


     These  counts  exclude  21,312,  15,541  and 10,853 in 1999, 1998 and 1997, respectively,  of vehicles insured by 21st Century Insurance Company of Arizona.

Information about recent developments relating to units in force within each major coverage line follows.

     Private  Passenger  Automobile.  Vehicles  in force grew by 54,768 in 1999,
     ------------------------------
compared to an increase of 53,153 in 1998. The Company's average customer retention rate was approximately 96% for both 1999 and 1998. The competition for new business intensified in 1999, particularly in California. The Company lowered overall rate levels approximately 6.8% and 3.4% in 1999 and 1998, respectively, in anticipation of continuing favorable loss trends. However, by mid-1999, past favorable trends had flattened or, in some cases turned unfavorable, which began to reduce the Company's underwriting margins in the third and fourth quarters of 1999. The Company anticipates continued pressure on its margins and expects that a price increase may become necessary during 2000.

Homeowners.  The  Company's  position  in  the  homeowners market is intended to
----------
complement its auto business and facilitate growth in that line. Units in force for the Company's homeowners program remained comparatively stable from December 31, 1998, to December 31, 1999, due to the commencement of sales of new policies in September 1999 for the first time since 1995, which substantially offset the decrease caused by customer attrition.

     PUP.  The  penetration  of  this  coverage  has  averaged  about  1% of the
     ---
vehicles  in  force  during  each  of  the  three years ended December 31, 1999.
     --

Underwriting  Results

     Premium revenue and underwriting results for the Company's insurance programs follow, presented in conformity with generally accepted accounting principles ("GAAP"). To facilitate comparability, the effects of the earthquake, non-recurring costs and the Proposition 103 settlement have been isolated from the core business in the tables below.


                                           YEARS ENDED DECEMBER 31,
                                          --------------------------
                                          1999       1998       1997
                                        --------   --------  --------
                                            (Amounts in thousands)
GROSS PREMIUMS WRITTEN
   Automobile. . . . . . . . . . . . .  $853,004   $858,263   $871,996
   Homeowners. . . . . . . . . . . .      24,748     24,806     27,367
   Personal Umbrella . . . . . . . .       2,782      2,548      2,406
                                        --------   --------  ---------
   Total . . . . . . . . . . . . . . .  $880,534   $885,617   $901,769
                                        ========   ========   ========

NET PREMIUMS EARNED
   Automobile. . . . . . . . . . . . .  $769,168   $772,267   $781,288
   Homeowners. . . . . . . . . . .           189       (294)     3,917
   Personal Umbrella . . . . . . .         1,066        891        784
                                        --------   --------  ---------
   Total . . . . . . . . . . . . . . .  $770,423   $772,864   $785,989
                                        ========   ========   ========

UNDERWRITING PROFIT (LOSS)
   Automobile - excluding effects of
      non-recurring costs. . . . . . .  $ 80,659   $120,369   $135,622
   Homeowners. . . . . . . . .            (5,195)    (5,544)    (5,557)
   Personal Umbrella . . . . .               792        703        493
                                        --------   --------  ---------
         Subtotal Core Business. . .      76,256    115,528    130,558
   Earthquake and non-recurring costs    (10,267)   (47,666)   (26,242)
                                        --------   --------  ---------
   Total . . . . . . . . . . . . . . .  $ 65,989   $ 67,862   $104,316
                                        ========   ========   ========



                                            YEARS ENDED DECEMBER 31,
                                          --------------------------
                                          1999       1998       1997
                                        --------   --------  --------
COMBINED RATIOS
Core Business - GAAP
--------------------
Loss and LAE ratio . . . .                 78.4%      75.9%      74.2%
Underwriting expense ratio                 11.7        9.2        9.2
                                        --------   --------  ---------
Combined ratio . . . . . .                 90.1%      85.1%      83.4%
                                        ========   ========   ========

Company Totals - GAAP
---------------------
Loss and LAE ratio . . . .                 78.5%      81.0%      77.3%
Underwriting expense ratio                 12.9       10.2        9.4
                                        --------   --------   --------
Combined ratio . . . . . .                 91.4%      91.2%      86.7%
                                        ========   ========   ========


Automobile  -  Excluding  Non-recurring  Costs

     Automobile insurance is the primary line of business written by the Company and has been consistently profitable, although the Company experienced a combined ratio of 100.3% in this line in the fourth quarter of 1999 as a result of the factors discussed previously under Units in Force that have contributed to lower margins. The majority of the Company's insured autos are located in Southern California. The Company continues to expand its coverage throughout the West by marketing its business in Northern California, San Diego County, Nevada, Oregon and Washington which, combined, accounted for approximately 59% of all new business written in 1999.

     The auto line experienced an $80.7 million underwriting profit in 1999 compared to $120.4 million and $135.6 million in 1998 and 1997, respectively, as adjusted for the effects of non-recurring costs. The decrease in underwriting results in 1999 and 1998 is primarily due to increases in losses and loss expenses coupled with rate decreases of 6.8% and 3.2% effective February 15, 1999 and January 1, 1998, respectively.

     These rate reductions caused gross written premiums to decrease two years in a row, despite increases in insured units of 4.9% and 4.2% for 1999 and 1998, respectively.

     Since 1996, the Company has reduced average California auto premiums by more than 25%. Although the reduction in premium revenues produced lower top-line and investment income growth, underwriting margins continued to be favorable until the third quarter of 1999, as previously discussed under "Units in Force."

Homeowners  -  Excluding  Earthquake

     Underwriting results for this program are subject to variability caused by weather-related claims and by infrequent disasters. No significant losses were incurred in this line in 1997, 1998 or 1999.

     From July 1, 1996, to December 31, 1999 the Company maintained a 100% quota share reinsurance program for its homeowners policies, as discussed in Note 10 of the Notes to Consolidated Financial Statements. Written premiums ceded under this program totaled $24.7 million in 1999 compared to $24.5 million in 1998 and $24.4 million in 1997.

     Effective January 1, 2000, the 100% quota share reinsurance program was terminated and replaced by a more traditional catastrophe excess of loss reinsurance program. (See Note 10 of the Notes to Consolidated Financial Statements.)

Personal  Umbrella  Policy

     The personal umbrella program has remained stable over the three-year period ended December 31, 1999, producing approximately $2 million in gross written premiums each year. Underwriting profits for this business can vary significantly with the number of claims which occur infrequently.

Earthquake

     Although the Company has not written new or renewal earthquake premiums since 1994, the Company assumes a small amount of earthquake premium from the California FAIR Plan, a state-administered pool of difficult-to-insure risks. Insurers are required to participate in the pool in proportion to their share of direct written homeowners coverage in the state.

The Company recorded additional provisions for the 1994 Northridge Earthquake in 1998 and 1997 of $40 million and $24.75 million, respectively. No additional provision was made in 1999. Although the Company remains exposed to possible further upward development in the estimated cost to resolve certain Northridge Earthquake claims, management believes current reserves are adequate.

Policy  Acquisition  and  General  Operating  Expenses

     The Company's policy acquisition and general operating expense ratio continues to be among the most competitive in the industry. As a direct writer, the Company does not incur agent commissions and, thus, enjoys an expense advantage over most of its competitors. The ratios of underwriting expenses (excluding interest and fees) to earned premiums were 12.9% in 1999, 10.2% in 1998 and 9.4% in 1997. Excluding non-recurring charges related to the CDOI settlement, Y2K costs and the amortization of stock grants, the expense ratios would be 11.7% in 1999 and 9.2% in both 1998 and 1997. The increase in the expense ratio from 1998 to 1999 primarily results from the rate decrease taken in February 1999 and increases in advertising expense.

Impact  of  Year  2000  on  Computer  Systems

     The Y2K issue arose because some computer programs and hardware were designed to use two digits rather than four to define the applicable year. The Company took what it believed to be a comprehensive approach to remediating its Y2K issues, including the preparation of risk assessments, system upgrades, system replacements, system testing and contingency planning. The Company passed the critical Year 2000 dates January 1, 2000, and February 29, 2000, with no problems and, as such believes it has no further exposure to Year 2000 computer issues.

     The total Year 2000 project cost was approximately $9.6 million, which was expensed as incurred. Approximately one third of that amount represented the direct cost of certain personnel in the Company's Information Services department who were dedicated to this project, with most of the remainder representing external consultants. Costs incurred during 1999, 1998 and 1997 were $2.4 million, $5.7 million and $1.5 million, respectively.

Investment  Income

     Net pre-tax investment income was $62.7 million in 1999 compared to $75.1 million in 1998 and $73.5 million in 1997. Average invested assets increased 0.4% in 1999 and 5.4% in 1998 compared to a decrease of 2.0% in 1997. The increase in 1998 is primarily due to additional cash received from the exercise of AIG's common stock warrants in the third quarter of 1998 as discussed in Note 12 of the Notes to Consolidated Financial Statements. The decline in invested assets for 1997 resulted from the decline in net earned premiums and the liquidation of investments to meet the payment requirements of both developing earthquake losses and reinsurance premiums. The average annual pre-tax yield on invested assets was 5.4% in 1999, 6.6% in 1998 and 6.7% in 1997. The average annual after-tax yield on invested assets was 4.3% in 1999, 4.3% in 1998 and 4.5% in 1997.

     Realized capital losses on the sale of investments were $0.4 million in 1999 compared to capital gains of $22.6 million for 1998 and $4.1 million for 1997. The 1998 increase in realized gains is primarily due to the Company's decision to begin switching its investment portfolio from taxable to non-taxable securities during 1998 in anticipation of fully utilizing its remaining net operating loss deduction and selling into a declining bond market. At December 31, 1999, $846.3 million of the Company's total investments at fair value were invested in tax-exempt bonds with the balance, representing 14.4% of the portfolio, invested in taxable securities compared to 88.6% at December 31, 1998.

     As of December 31, 1999, the Company had a pre-tax unrealized loss on fixed maturity investments of $62.3 million compared to an unrealized capital gain of $34.9 million in 1998 and $29.7 million in 1997. Interest rates rose in 1999, which decreased the fair value of our bond portfolio. Conversely, in 1998 and 1997, interest rates fell, which increased the fair value of the bond portfolio in those years.

Liquidity  and  Capital  Resources

     Premiums and investment income represent the Company's major sources of cash, while loss and loss adjustment expense payments are the most significant cash out-flows. The Company continually monitors loss payments to provide projections of future cash requirements. Additional cash requirements include servicing the bank debt and paying dividends as approved from time to time by the Company's Board of Directors.

     Funds required by 21st Century Insurance Group to pay dividends and meet its debt obligations are provided by the insurance subsidiaries. Information regarding the Company's debt service requirements is included in Note 9 of the Notes to Consolidated Financial Statements. The ability of the insurance subsidiaries to pay dividends to the parent company is regulated by state law. Based upon 1999 operating results and earned surplus as of December 31, 1999, the Company believes it will not require regulatory approval in 2000 for any extraordinary dividends.

     In 1997, the Company embarked on a major project to upgrade its technological infrastructure and to conform certain of its operational procedures to "industry best practices." Although the ultimate cost of this project is expected to be about $100 million, to be paid through the end of 2001, management believes cash flow from operations as well as expected improvements in operational efficiencies will be more than adequate to fund the project's implementation which is expected to be completed over the next several years.

     During the second quarter of 1999, the Company's Board of Directors authorized the expenditure of $50 million to purchase shares of the Company's common stock. As of February 29, 2000, 2,,321,084 shares had been repurchased at a cost of approximately $44.0 million.

Risk-Based  Capital

     The National Association of Insurance Commissioners requires property and casualty insurance companies to calculate and report information under a Risk-Based Capital ("RBC") formula in their Annual Statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. To the extent that a subsidiary's surplus fell below prescribed levels, it would be the parent company's intention to infuse necessary capital to support that entity. The Company's insurance subsidiaries exceeded their RBC statutory surplus standards by a considerable margin as of December 31, 1999.

Home  Office  Lease

     The Company leases approximately 500,000 square feet for its Home Office facilities in Woodland Hills, California. The Company expanded its headquarters to nearly double the size of its former facility in late 1999, with the completion of construction of the new 21st Century Plaza. The leases on these Home Office facilities expire in 2014 and may be renewed for two consecutive five-year periods.

Forward-Looking  Statements

               The  Company's  management has made in this report, and from time to time may make in its public filings, press releases, and oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential, expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including, but not limited to, those discussed elsewhere in this report and in the Company's other public communications, as well as the following: (a) the intensity of competition from other companies in the insurance industry; (b) the Company's experience with respect to persistency and claims experience; (c) the Company's ability to distribute and administer competitive services in a timely, cost-effective manner; (d) the Company's visibility in the marketplace and its financial and claims-paying ratings; (e) the effect of changes in laws and regulations affecting the Company's business, including changes in tax laws affecting insurance products; (f) market risks related to interest rates; (g) the Company's ability to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses; (h) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (i) changes in accounting and reporting practices; and (j) the Company's access to adequate financing to support its future business. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. The first column in the following table shows the financial statement carrying values of the Company's financial instruments. The Company's investment portfolio is carried at fair value; the fair value of the Company's variable-rate bank loan payable is presumed to equal its carrying value. The second column shows the effect on current carrying values and estimated fair values assuming a 100 basis point increase in market interest rates and a 10% decline in equity prices. The following sensitivity analysis summarizes only the exposure to market risk as of December 31, 1999.



                                                                 Estimated Fair
                                                                    Value at
                                                                Adjusted Market
                                                                Rates/Prices as
                                            Carrying Value      Indicated Below
                                        ----------------------  ----------------
                                                   (Amounts in millions)
Interest Rate Risk:*
   Fixed Maturities Available for Sale  $                943.5  $          928.0
   Bank Loan Payable . . . . . . . . .                    67.5              67.5
Equity Price Risk:**
   Marketable Equity Securities. . . .                     0.6               0.5


  * Adjusted interest rates assume a 100 basis point increase in market rates at December 31, 1999.
** Adjusted equity prices assume a 10 percent decline in values at December 31, 1999.


     Because the Company historically has generated an underwriting profit, its cash flow from operations and short-term cash position generally is more than sufficient to meet its obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. As a result, the Company generally has the ability to hold its investments to maturity, and it has been unnecessary for the Company to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all its financial assets and liabilities, the Company seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. Financial instruments are not used for trading purposes.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
REPORT  OF  INDEPENDENT  AUDITORS

Stockholders  and  Board  of  Directors
21st  Century  Insurance  Group

     We have audited the accompanying consolidated balance sheets of 21st Century Insurance Group (formerly 20th Century Industries) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 21st Century Insurance Group and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Los  Angeles,  California
January  28,  2000


                          21ST CENTURY INSURANCE GROUP
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                       DECEMBER 31,
                                                      -------------
                                                      1999          1998
                                                  -------------  ----------
                                                    (Amounts in thousands)
Investments, available-for-sale, at fair value:
    Fixed maturities . . . . . . . . . . . . . .  $     942,982  $1,067,248
    Equity securities. . . . . . . . . . . . . .            563       1,373
                                                  -------------  ----------
      Total investments - Note 4 . . . . . . . .        943,545   1,068,621
Cash and cash equivalents. . . . . . . . . . . .         45,034     167,856
Accrued investment income. . . . . . . . . . . .         15,403      19,542
Premiums receivable. . . . . . . . . . . . . . .         70,796      70,884
Reinsurance receivables and recoverables . . . .         56,616      66,823
Prepaid reinsurance premiums . . . . . . . . . .         32,212      31,589
Deferred income taxes - Note 5 . . . . . . . . .         91,251      74,330
Deferred policy acquisition costs - Note 6 . . .         22,156      16,100
Other assets . . . . . . . . . . . . . . . . . .        102,319      77,411
                                                  -------------  ----------
                                                  $   1,379,332  $1,593,156
                                                  =============  ==========


See  accompanying  notes  to  financial  statements.



                           21ST CENTURY INSURANCE GROUP
                            CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              DECEMBER 31,
                                                             --------------
                                                             1999          1998
                                                        --------------  ----------
                                                 (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses - Note 8. .  $     276,248   $  382,003
Unearned premiums. . . . . . . . . . . . . . . . . . .        232,702      233,689
Bank loan payable - Note 9 . . . . . . . . . . . . . .         67,500      112,500
Claims checks payable. . . . . . . . . . . . . . . . .         31,912       34,311
Reinsurance payable. . . . . . . . . . . . . . . . . .         22,311       20,628
Other liabilities. . . . . . . . . . . . . . . . . . .         27,822       24,423
                                                        --------------  ----------
      Total liabilities. . . . . . . . . . . . . . . .        658,495      807,554

Commitments and contingencies - Notes 11 and 14

Stockholders' equity - Note 12
   Capital Stock
      Preferred stock, par value $1.00 per share;
      authorized 500,000 shares, none issued . . . . .              -            -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      authorized 376,126 shares, none outstanding
      in 1999 or 1998. . . . . . . . . . . . . . . . .              -            -

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 85,918,680
      in 1999 and 87,624,531 in 1998 . . . . . . . . .        429,623      462,268

   Accumulated other comprehensive income - Note 4 . .        (40,519)      23,387

   Retained earnings . . . . . . . . . . . . . . . . .        331,733      299,947
                                                        --------------  ----------
      Total stockholders' equity . . . . . . . . . . .        720,837      785,602
                                                        --------------  ----------
                                                        $   1,379,332   $1,593,156
                                                        ==============  ==========


See  accompanying  notes  to  financial  statements.



                                 21ST CENTURY INSURANCE GROUP
                              CONSOLIDATED STATEMENTS OF INCOME

                                                  YEARS ENDED DECEMBER 31,
                                               -----------------------------
                                                  1999       998      1997
                                               ---------  --------  --------
                                       (Amounts in thousands, except per share data)
REVENUES

Net premiums earned - Note 10 . . . . . . . .  $770,423   $772,864  $785,989
Net investment income - Note 4. . . . . . . .    62,668     75,146    73,463
Realized investment gains (losses) - Note 4 .      (410)    22,640     4,071
                                               ---------  --------  --------
                                                832,681    870,650   863,523

LOSSES AND EXPENSES

Net losses and loss adjustment
    expenses - Note 8 . . . . . .               605,064    626,379   607,775
Policy acquisition costs - Note 6                80,514     57,523    44,851
Other operating expenses. . . . . .              18,856     21,100    29,047
Interest and fees expense - Note 9. .             7,020     10,278    13,722
                                               ---------  --------  --------
                                                711,454    715,280   695,395
                                               ---------  --------  --------
Income before federal
   income taxes . . . . . . . . . . . . .       121,227    155,370   168,128
Federal income taxes - Note 5 . . . . .          33,699     54,298    57,199
                                               ---------  --------  --------

   NET INCOME . . . . . . . . . . . . . . . .  $ 87,528   $101,072  $110,929
                                               =========  ========  ========

EARNINGS PER COMMON
-------------------
   SHARE - Note 3
-----------------

   BASIC. . . . . . . . . . . . . . . . . . .  $   1.00   $   1.36  $   1.76
                                               =========  ========  ========

   DILUTED. . . . . . . . . . . . . . . . . .  $   1.00   $   1.19  $   1.37
                                               =========  ========  ========


See  accompanying  notes  to  financial  statements.



                                      21ST CENTURY INSURANCE GROUP
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Amounts in thousands, except per share data)

                                         Accumulated
                                         Convertible     Other
                                          Preferred     Common     Retained    Comprehensive
                                            Stock        Stock     Earnings       Income        Total
                                        -------------  ---------  ----------  ---------------  --------
Balance at January 1, 1997 . . . . . .  $    224,950   $ 86,263   $ 173,674   $        2,820   $487,707
                                                                                               --------
   Comprehensive income:
   Net income for the year . . . . . .                              110,929                     110,929
   Change in accumulated other
     comprehensive income, net -
     Note 4. . . . . . . . . . . . . .                                                17,478     17,478
                                                                                               --------
   Total comprehensive income. . . . .                                                          128,407
   Cash dividends paid on common
     stock  ($0.25 per share). . . . .                              (12,906)                    (12,906)
   Cash dividends paid on
     preferred stock . . . . . . . . .                              (20,245)                    (20,245)
   Other . . . . . . . . . . . . . . .                      967        (969)                         (2)
                                        -------------  ---------  ----------  ---------------  --------
Balance at December 31, 1997 . . . . .       224,950     87,230     250,483           20,298    582,961
                                                                                               --------
   Comprehensive income:
   Net income for the year . . . . . .                              101,072                     101,072
   Change in accumulated other
     comprehensive income, net -
     Note 4. . . . . . . . . . . . . .                                                 3,089      3,089
                                                                                               --------
   Total comprehensive income. . . .                                                    .       104,161
   Cash dividends paid on common
     stock ($0.58 per share) . . . . .                              (41,485)                    (41,485)
   Cash dividends paid on
      preferred stock. . . . . . . . .                              (10,123)                    (10,123)
   Effects of conversion of preferred
     stock and exercise of common
     stock warrants. . . . . . . . . .      (224,950)   370,550                                 145,600
   Other . . . . . . . . . . . . . . .                    4,488                                   4,488
                                        -------------  ---------  ----------  ---------------  --------
Balance at December 31, 1998 . . . . .             -    462,268     299,947           23,387    785,602
                                                                                               --------
   Comprehensive income:
   Net income for the year . . . . . .                               87,528                      87,528
   Change in accumulated other
     comprehensive income, net -
     Note 4. . . . . . . . . . . . . .                                               (63,906)   (63,906)
                                                                                               --------
   Total comprehensive income. . . . .                                                           23,622
   Cash dividends paid on common
     stock ($0.64 per share) . . . . .                              (55,742)                    (55,742)
   Stock repurchased . . . . . . . . .                  (33,285)                                (33,285)
   Other . . . . . . . . . . . . . . .                      640                                     640
                                        -------------  ---------  ----------  ---------------  --------
Balance at December 31, 1999 . . . . .  $          -   $429,623   $ 331,733   $      (40,519)  $720,837
                                        =============  =========  ==========  ===============  ========


See  accompanying  notes  to  financial  statements.



                                     21ST CENTURY INSURANCE GROUP
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEARS ENDED DECEMBER 31,
                                                       --------------------------
                                                      1999       1998       1997
                                                    --------   ---------  --------
                                                          (Amounts in thousands)
OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . .  $ 87,528   $101,072   $110,929
Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Provision for depreciation and amortization .      13,029     10,179      5,598
   Provision for deferred income taxes . . . . . .    17,598     50,884     54,569
   Realized (gains) losses on sale of investments.       410    (22,640)    (4,071)
   Federal income taxes. . . . . . . . . . . . . .    10,932    (10,658)       502
   Reinsurance balances. . . . . . . . . . . .        11,267      5,073      9,616
   Unpaid losses and loss adjustment expenses. .    (105,755)   (55,884)  (105,642)
   Unearned premiums . . . . . . . . . . . . . . .      (987)       287      2,261
   Claims checks payable . . . . . . . . . . . . .    (2,399)    (1,258)      (876)
   Other . . . . . . . . . . . . . . . . . . .        (2,155)    10,634     (3,213)
                                                    --------   ---------  --------
     NET CASH PROVIDED BY
        OPERATING ACTIVITIES . . . . . . . . .        29,468     87,689     69,673



                                   21ST CENTURY INSURANCE GROUP
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (CONTINUED)



                                                         YEARS ENDED DECEMBER 31,
                                                       --------------------------
                                                      1999       1998       1997
                                                    ---------  ---------  ---------
                                                          (Amounts in thousands)
INVESTING ACTIVITIES:
   Investments available-for-sale:
     Purchases . . . . . . . . . . . . . . . .      $(771,769) $(848,131) $(660,903)
     Calls or maturities . . . . . . . . . . .          7,890     23,248      6,981
     Sales . . . . . . . . . . . . . . . . . .        789,590    867,441    664,675
  Net purchases of property and
     equipment . . . . . . . . . . . . . . . .        (43,974)   (42,651)   (16,585)
                                                    ---------  ---------  ---------
       NET CASHUSED IN
          INVESTING ACTIVITIES . . . . . . . .        (18,263)       (93)    (5,832)

FINANCING ACTIVITIES:
   Repurchase of common stock, net of options
      exercised. . . . . . . . . . . . . . . .        (33,285)         -          -
   Proceeds from exercise of common stock
      warrants . . . . . . . . . . . . . . .                -    145,600          -
   Bank loan principal repayment . . . . . . .        (45,000)   (45,000)   (17,500)
   Dividends paid. . . . . . . . . . . . . .          (55,742)   (51,608)   (33,151)
                                                    ---------  ---------  ---------
       NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES . . . . . . .         (134,027)    48,992    (50,651)
                                                    ---------  ---------  ---------

Net increase (decrease) in cash. . . . . . .         (122,822)   136,588     13,190

Cash and cash equivalents, beginning of year .        167,856     31,268     18,078
                                                    ---------  ---------  ---------
Cash and cash equivalents, end of year . . . .      $  45,034  $ 167,856  $  31,268
                                                    =========  =========  =========


See  accompanying  notes  to  financial  statements.


                          21ST CENTURY INSURANCE GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE  1.     DESCRIPTION  OF  BUSINESS

     21st Century Insurance Group (formerly 20th Century Industries), through its wholly owned subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company (collectively, the "Company"), is engaged in the sale of private passenger automobile insurance policies in California, Nevada, Oregon and Washington and homeowners and personal umbrella insurance policies in California. At this time, almost all of the Company's business is concentrated in California. The Company also provides private passenger automobile insurance in Arizona through a joint venture with American International Group, Inc. ("AIG"), which owned a majority of the Company's outstanding common stock at December 31, 1999.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation  and  Presentation

     The accompanying consolidated financial statements include the accounts and operations of 21st Century Insurance Group and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

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

     The Company's 49% interest in 21st Century Insurance Company of Arizona, which is a joint venture between the Company and AIG and which began operations in August 1996, has a carrying value of $3,548,000 at December 31, 1999, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture amounted to $451,000, $373,000 and $656,000 in 1999, 1998 and 1997, respectively, and is included in investment income in the consolidated statements of income.

Cash  and  Cash  Equivalents

     Cash and cash equivalents include cash and short-term investments in demand deposits having a maturity of three months or less at the date of purchase.

Recognition  of  Revenues

     Insurance premiums are recognized as revenue pro rata over the terms of the policies. The unearned portion is included in the balance sheet as a liability for unearned premiums.

Losses  and  Loss  Adjustment  Expenses

     The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation, which are necessarily subject to the outcome of future events including the effects of changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any adjustments resulting therefrom are reflected in current earnings.

Reinsurance

     In the normal course of business, the Company seeks to reduce its exposure to losses that may arise from catastrophes and to reduce its overall risk levels by obtaining reinsurance from other insurance enterprises or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claim liabilities are reported as assets in the accompanying balance sheets. The Company believes that the fair value of its reinsurance recoverables approximates their carrying amounts.

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

Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE  3.  EARNINGS  PER  COMMON  SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                    YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                    1999       1998       1997
                                                  --------  --------   --------
                                            (Amounts in thousands, except per share data)
Numerator:
Net income . . . . . . . . . . . . . . . . . . .  $ 87,528  $101,072   $110,929
Preferred stock dividends. . . . . . . . . .             -   (10,123)   (20,245)
                                                  --------  --------   --------

Numerator for basic earnings per share:
   Income available to common stockholders . . .    87,528    90,949     90,684

Effect of dilutive securities:
   Dividends on convertible preferred stock. . .         -    10,123     20,245
                                                  --------  --------   --------

Numerator for diluted earnings per share:
   Income available to common stockholders
   after assumed conversions . . . . . . . . . .  $ 87,528  $101,072   $110,929
                                                  ========  ========   ========

Denominator:
Denominator for basic earnings per share:
   Weighted-average shares outstanding . . .        87,145    66,976     51,500

Effect of dilutive securities:
   Restricted stock grants . . . . . . . . . . .        49        79        121
   Employee stock options. . . . . . . . . .            59       315        171
   Warrants. . . . . . . . . . . . . . . .               -     6,146      9,079
   Convertible preferred stock . . . . . . . . .         -    11,368     19,854
                                                  --------  --------   --------
                                                       108    17,908     29,225
Denominator for diluted earnings per share:
   Adjusted weighted-average shares outstanding.    87,253    84,884     80,725
                                                  ========  ========   ========

Basic earnings per  common share . . . . . . . .  $   1.00  $   1.36   $   1.76
                                                  ========  ========   ========

Diluted earnings per common share. . . . . . . .  $   1.00  $   1.19   $   1.37
                                                  ========  ========   ========


NOTE  4.     INVESTMENTS

A  summary  of  net  investment  income  follows:


                                YEARS ENDED DECEMBER 31,
                               ---------------------------
                                 1999      1998      1997
                               -------   -------   -------
                                  (Amounts in thousands)
Interest on fixed maturities.  $56,638   $70,358   $72,140
Interest on cash equivalents.    6,954     5,593     2,333
Other . . . . . . . . . .         (431)     (371)     (654)
                               -------   -------   -------
   Total investment income. .   63,161    75,580    73,819
Investment expense. . . . . .      493       434       356
                               -------   -------   -------
   Net investment income. . .  $62,668   $75,146   $73,463
                               =======   =======   =======


A  summary  of realized investment gains and losses before income taxes follows:


                                 YEARS ENDED DECEMBER 31,
                               ---------------------------
                                 1999      1998      1997
                               -------   -------   -------
                                  (Amounts in thousands)

Fixed maturities available-for-sale:
   Gross realized gains . . . .$13,475   $23,030   $ 6,958
   Gross realized losses. . . .(14,697)     (390)   (2,887)
                               -------   -------   -------
Net realized gain (loss) on
   fixed maturities . . . . .   (1,222)   22,640     4,071
                               -------   -------   -------

Equity securities
   Gross realized gains . .        945         -         -
   Gross realized loss. . . .        -         -         -
                               -------   -------   -------
Net realized gain on equity
   securities . . . . . . .        945         -         -
   Other. . . . . . .             (133)        -         -
                               -------   -------   -------
Net realized investment
gain (loss) .                  $  (410)  $22,640   $ 4,071
                               =======   =======   =======


The amortized cost, gross unrealized gains and losses, and fair values of investments as of December 31, 1999 and 1998, are as follows:


                                              Gross        Gross
                               Amortized   Unrealized   Unrealized      Fair
                                  Cost        Gains       Losses       Value
-----------------------------  ----------  -----------  -----------  ----------
                                         (Amounts in thousands)
1999
----
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                $   15,443  $         9  $       785  $   14,667
Obligations of states and
   political subdivisions         912,438        1,099       55,984     857,553
Corporate securities               77,920           67        7,225      70,762
                               ----------  -----------  -----------  ----------
      Total fixed maturities    1,005,801        1,175       63,994     942,982
Equity securities                      81          482            -         563
                               ----------  -----------  -----------  ----------
      Total investments        $1,005,882  $     1,657  $    63,994  $  943,545
                               ==========  ===========  ===========  ==========


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
                               ==========  ===========  ===========  ==========


The amortized cost and fair value of the Company's fixed maturity investments at December 31, 1999, are summarized by contractual maturity, as follows:


(Amounts in thousands)          Available-for-sale
                             -----------------------
                              Amortized       Fair
Fixed maturities due:            Cost         Value
----------------------       -------------  --------
2000 . . . . . . . . .       $       2,009  $  2,076
2001 - 2004. . . . . .               5,369     5,227
2005 - 2009. . . . .      .        111,441   104,352
2010 - 2019. . . . .      .        877,144   822,121
2020 and after . . .      .          9,838     9,206
                             -------------  --------
      Total. . . . . .       $   1,005,801  $942,982
                             =============  ========


     Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     Details  follow  concerning the change in the after-tax net unrealized gain
(loss) on investments for 1999, 1998, and 1997, which is included in the equity section of the consolidated balance sheets under the caption "accumulated other comprehensive income."


                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                    1999      1998       1997
                                                 --------  ---------  --------
                                                    (Amounts in thousands)
Unrealized gain (loss) on available-for-sale
   investments, net of tax expense (benefit)
   of $(34,508), $9,587 and $10,836,
   respectively . . . . . . . . . . . . . . . .  $(64,086)  $17,805   $20,124

Less:  reclassification adjustment for gains
   (losses) included in net income, net of tax
   expense (benefit) of $(97), $7,924 and
   $1,425, respectively . . . . . . . . . . . .       180   (14,716)   (2,646)
                                                 --------  ---------  --------
Total . . . . . . . . . . . . . . . . . . . . .  $(63,906)  $ 3,089   $17,478
                                                 ========  =========  ========


NOTE  5.     FEDERAL  INCOME  TAXES

     Federal  income  tax  expense  consists  of:


                        YEARS ENDED DECEMBER 31,
                        -------------------------
                          1999     1998     1997
                        --------  -------  -------
                          (Amounts in thousands)
Current tax expense. .  $ 16,101  $ 3,414  $ 2,630
Deferred tax expense .    17,598   50,884   54,569
                        --------  -------  -------
                        $ 33,699  $54,298  $57,199
                        ========  =======  =======


The  Company's  net  deferred  income  tax  asset  is  comprised  of:


                                                   DECEMBER 31,
                                                ----------------
                                                  1999     1998
                                                -------  -------
                                              (Amounts in thousands)
Deferred tax assets:
   Net operating loss carryforward . . . . . .  $33,172  $53,587
   Alternative minimum tax credit. . . . . . .   33,029   16,930
   Unearned premiums . . . . . . . . . . . . .   14,041   14,147
   Unpaid losses and loss adjustment expenses.    5,307    6,741
   Non-qualified retirement plans. . . .          3,623    3,418
   Unrealized investment losses. . . . . .       21,817        -
   Other . . . . . . . . . . . . . . . .          3,890    3,591
                                                -------  -------
                                                114,879   98,414
                                                -------  -------

Deferred tax liabilities:
   Unrealized investment gains . . . . . . .  .       -   12,593
   Deferred policy acquisition costs . . .        9,065    5,635
   Salvage and subrogation . . . . . . . .          890      745
   EDP software development costs. . . . .       13,673    5,111
                                                -------  -------
                                                 23,628   24,084
                                                -------  -------

Net deferred tax asset . . . . . . . . . . . .  $91,251  $74,330
                                                =======  =======


Ordinarily, the Company's principal deferred tax assets arise from the discounting of loss reserves for tax purposes, which delays a portion of the loss deduction, and from the acceleration of 20% of the unearned premium reserve into taxable income before it is earned. During 1999, the

Company utilized net operating loss carryforwards of approximately $59,000,000 to reduce current taxable income. As of December 31, 1999, the Company has a net operating loss carryforward of approximately $97,000,000 for regular tax purposes expiring in the year 2009 and an alternative minimum tax credit carryforward of $33,029,000. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. The Company believes that because of its historically strong earnings performance, and tax planning strategies available, it is more likely than not that the Company will realize the full benefit of the deferred tax asset, and therefore, no valuation allowance has been established.

     A reconciliation of income tax computed at the federal statutory tax rate, which was 35% for 1997 through 1999, to total income tax expense follows:


                               YEARS ENDED DECEMBER 31,
                            ----------------------------
                              1999      1998      1997
                            --------  --------  --------
                               (Amounts in thousands)
Federal income taxes at
   statutory rate. . . . .  $42,429   $54,380   $58,845
Decrease due to:
   Tax-exempt income, net.   (8,662)     (403)   (1,354)
   Other . . . . . . . . .      (68)      321      (292)
                            --------  --------  --------
Federal taxes on income. .  $33,699   $54,298   $57,199
                            ========  ========  ========


     Payments for income taxes were $19,500,000, $13,661,000, and $3,150,000 for the  years  ended  December  31,  1999,  1998  and  1997,  respectively.

NOTE  6.     POLICY  ACQUISITION  COSTS

     Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations:


                                       YEARS ENDED DECEMBER 31,
                                     ----------------------------
                                       1999      1998      1997
                                     --------  --------  --------
                                        (Amounts in thousands)
Deferred policy acquisition costs
   at beginning of year . . . . . . .$ 16,100  $ 11,510  $  9,127
Acquisition costs deferred. . . . .    86,570    62,113    47,234
Acquisition costs amortized and
   charged to income during the year. (80,514)  (57,523)   (44,851)
                                     --------  --------  --------
Deferred policy acquisition costs
   at end of year . . . . . . . . .  $ 22,156  $ 16,100  $  11,510
                                     ========  ========  =========


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

     The Company also sponsors an unfunded supplemental executive retirement plan that covers certain key employees designated by the Board of Directors. The supplemental plan benefits are based on years of service and compensation during the last three years of employment, and are reduced by the benefit payable from the pension plan.

     The net periodic pension cost for these plans was $4,357,000, $4,117,000 and $4,012,000 in 1999, 1998 and 1997, respectively. Accrued pension costs included in the consolidated balance sheets at December 31, 1999 and 1998 are $2,499,000 and $3,083,000, respectively.

Savings  and  Security  Plan

     The Company sponsors a contributory savings and security plan for eligible employees. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee. Contributions charged against operations were $2,963,000, $2,728,000 and $2,697,000 in 1999, 1998 and 1997, respectively.

NOTE  8.     LIABILITY  FOR  UNPAID  LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

     The following table provides a reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses ("LAE"):


                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                     1999      1998      1997
                                                  --------   --------    -------
(Amounts in thousands)
Reserves for losses and LAE, net of reinsurance
recoverables, at beginning of year . . . . . . .  $339,815   $388,418   $489,033

Add:
   Provision for losses and LAE for claims
      occurring in the current year, net of
      reinsurance. . . . . . . . . . . . . . .     613,760    622,758    672,402
   Increase (decrease) in provision for insured
      events of prior years, net of reinsurance.    (8,696)     3,621    (64,627)
                                                  --------   --------    -------
   Total incurred losses and loss adjustment
     expenses, net of reinsurance. . .             605,064    626,379    607,775
                                                  --------   --------    -------

Deduct losses and LAE payments for claims,
   net of reinsurance, occurring during:
      The current year . . . . . . . . . . . . .   436,346    423,031    403,676
      Prior years. . . . . . . . . .               265,135    251,951    304,714
                                                  --------   --------    -------
      Total payments, net of reinsurance . .       701,481    674,982    708,390
                                                  --------   --------    -------

Reserve for unpaid losses and LAE, net of
   reinsurance recoverables, at year end . . .     243,398    339,815    388,418
Reinsurance recoverables on unpaid
   losses, at year end . . . . . . . . . . .        32,850     42,188     49,469
                                                  --------   --------    -------
Reserves for losses and LAE, gross of
   reinsurance recoverables on unpaid losses,
   at year end . . . . . . . . . . . . . . . . .  $276,248   $382,003   $437,887
                                                  ========   ========   ========


     The 1998 increase in the provision for insured events of prior years included $40 million related to the Northridge Earthquake. The 1997 decrease in the provision for insured events of prior years was partially offset by an increase in earthquake losses of $24.75 million.

NOTE  9.     BANK  LOAN  PAYABLE

     The Company has entered into a revolving credit facility ("the Facility") that provides an aggregate commitment of $67.5 million at December 31, 1999. The commitment decreases by $11.25 million on the first day of each quarter until April 1, 2001. Principal repayments are required when total outstanding advances exceed the aggregate commitment. The Company may prepay principal amounts of the advances, as well as voluntarily cause the aggregate commitment to be reduced at any time during the term of the Facility.

     As of December 31, 1999, the Company's outstanding advances against the Facility totaled $67.5 million, which approximated its fair value. Interest is charged at a variable rate based, at the option of the Company, on either (1) the contractually defined Alternate Base Rate ("ABR") plus a margin of 0.25% or
(2) the Eurodollar Rate plus a margin of .75%. Margins are adjusted in relation to certain financial and operational levels of the Company. The ABR is defined as a daily rate which is the higher of (a) the prime rate for such day or (b) the Federal Funds Effective Rate for such day plus .5% per annum. Interest is payable at the end of each interest period. The stock of the Company's insurance subsidiaries is pledged as collateral under the Facility. At December 31, 1999, the annual interest rate for the specified interest period was approximately 7.25%. Interest paid was $5,306,000 in 1999, $8,660,000 in 1998, and  $12,758,000  in  1997.

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

     The effect of reinsurance on premiums written and earned is as follows (amounts in thousands):


                                    YEARS ENDED DECEMBER 31,
             ---------------------------------------------------------------------
                        1999                  1998                    1997
             ---------------------   ---------------------   ---------------------
              Written      Earned     Written      Earned     Written      Earned
             ---------   ---------   ---------   ---------   ---------   ---------
Gross . . .  $ 880,534   $ 881,523   $ 885,617   $ 885,332   $ 901,769   $ 899,506
Ceded . . .   (111,721)   (111,100)   (111,903)   (112,468)   (113,169)   (113,517)
             ---------   ---------   ---------   ---------   ---------   ---------
Net . . . .  $ 768,813   $ 770,423   $ 773,714   $ 772,864   $ 788,600   $ 785,989
             =========   =========   =========   =========   =========   =========


     Losses and loss adjustment expenses have been reduced by reinsurance ceded as follows (amounts in thousands):


                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------
                                   1999       1998       1997
                                 --------   --------   --------
Gross losses and loss
   adjustment expenses incurred  $682,519   $706,316   $688,436
Ceded losses and loss
   adjustment expenses incurred   (77,455)   (79,937)   (80,661)
                                 --------   --------   --------
Net losses and loss
   adjustment expenses incurred  $605,064   $626,379   $607,775
                                 ========   ========   ========


     In connection with an investment agreement executed in 1994 with AIG, each of the Company's insurance subsidiaries entered into a five-year (1995 to 1999) quota share reinsurance agreement with an AIG affiliate to provide coverage for all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, the subsidiaries cede 10% of their premiums earned and losses incurred in connection with policies incepted during the period January 1, 1995, through December 31, 1999. The majority of the Company's reinsurance receivables are due from the AIG affiliate. The AIG affiliate has the option to renew the agreement for each of the four years at declining coverage percentages of 8%, 6%, 4% and 2%, respectively, and has elected to do so in 2000. Ceding commissions of 10.42%, 9.40% and 9.36% were earned by the insurance subsidiaries for 1999, 1998 and 1997, respectively. The ceding commission is adjusted annually to equal the prior year's gross SAP underwriting expense ratio.

     Homeowners policies renewed February 15, 1997, and through December 31,1999, are covered in full by quota share reinsurance agreements with three reinsurers, as follows: National Union Fire Insurance Co. of Pittsburgh, PA (50%), a subsidiary of AIG, F&G Re (25%) and Risk Capital Re (25%). The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio.

     Losses on homeowner policies inforce or incepting between July 1, 1996, and September 30, 1996, are ceded 100% under a separate quota share agreement which is now in run-off.

     After December 31, 1999, a castastrophe reinsurance program provides for recoveries of homeowner losses of up to $65 million in excess of a $10 million retention. Because the Company's homeowner policies do not include any earthquake coverage, its principle catastrophe exposure relates to the potential for fire following an earthquake.

     The Company has a quota share treaty for its Personal Umbrella Policy line of business whereby it cedes 60% of premiums and losses. After the effect of the 10% quota share treaty with AIG discussed earlier, the Company effectively retains 36% of the risk for this line of business.

NOTE  11.     LEASE  COMMITMENTS

     The Company leases office space in Woodland Hills, California. The lease expires in November 2014, and may be renewed for two consecutive five-year periods. The Company also leases office space in several other locations throughout California, primarily for claims services.

     Minimum rental commitments under the Company's lease obligations are as follows:


2000 . . .  $ 13,903,043
2001 . . .    14,496,928
2002 . . .    14,371,768
2003 . . .    14,393,717
2004 . . .    14,412,187
Thereafter   144,121,870


     Rental expense charged to operations for the years ended December 31, 1999, 1998 and 1997, was $14,415,000, $12,879,000 and $11,969,000, respectively.

NOTE  12.     STOCKHOLDERS'  EQUITY

     Dividends which may be paid by the Company's insurance subsidiaries to the parent company within any one year without the approval of the California Department of Insurance ("CDOI") are subject to restriction. The California Insurance Code provides that amounts may be paid as dividends from earned surplus on an annual, non-cumulative basis, without prior approval by the CDOI, up to the greater of (1) net income for the preceding year, or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31. As of December 31, 1999, the amount of dividends the Company's insurance subsidiaries could declare without prior regulatory approval was approximately $100.1 million.

     Surplus of the insurance subsidiaries on a statutory basis at December 31, 1999 and 1998, was $581,440,000 and $600,654,000, respectively. Statutory net income for the insurance subsidiaries was $100,063,000, $154,916,000, and $178,727,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE  13.     STOCK-BASED  COMPENSATION

     The Company has two separate stock compensation plans: the 1995 Stock Option Plan, which provides for grants of stock options to key employees and non-employee directors of the Company, and the Restricted Shares Plan, which provides for stock grants to key employees.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of stock grants made under the Restricted Shares Plan is amortized to expense under APB 25 over the vesting period of the grants. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and, therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

1995  Stock  Option  Plan

     The aggregate number of common shares issued and issuable under the Plan currently is limited to 4,000,000. At December 31, 1999, 1,912,353 common shares remain available for future grants. All options granted have ten-year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods.

     Exercise prices for options outstanding at December 31, 1999 ranged from $12.50 to $29.25. The weighted-average remaining contractual life of those options is 7.9 years.

     A summary of the Company's stock option activity and related information follows:


                                                      Weighted-Average
                                           Number of      Exercise
                                            Options         Price
                                       -----------------  ---------
Options outstanding January 1, 1997 .           541,500   $   17.41
Granted in 1997 . . . . . . . . . . .           649,750   $   19.81
Exercised in 1997 . . . . . . . . . .           (27,000)  $   17.14
Forfeited in 1997 . . . . . . . . . .           (12,500)  $   17.68
                                       -----------------
Options outstanding December 31, 1997         1,151,750   $   18.76
Granted in 1998 . . . . . . . . . . .           606,250   $   29.09
Exercised in 1998 . . . . . . . . . .          (122,320)  $   18.80
Forfeited in 1998 . . . . . . . . . .           (16,000)  $   28.36
                                       -----------------
Options outstanding December 31, 1998         1,619,680   $   22.53
Granted in 1999 . . . . . . . . . . .           598,800   $   17.81
Exercised in 1999 . . . . . . . . . .           (42,833)  $   15.03
Forfeited in 1999 . . . . . . . . . .           (88,000)  $   23.43
                                       -----------------
Options outstanding December 31, 1999         2,087,647   $   21.30
                                       =================


     The Company's pro forma information using the Black-Scholes valuation model follows:


                                          YEARS ENDED DECEMBER 31,
                                         --------------------------
                                           1999     1998     1997
                                         -------  -------  --------
Estimated weighted-average of the fair
   value of options granted . . . . . .  $  4.03  $  8.88  $   7.90
Pro forma net income (in thousands) . .  $87,574  $94,659  $108,541
Pro forma earnings per share - Basic. .  $  1.00  $  1.26  $   1.71
Pro forma earnings per share - Diluted.  $  1.00  $  1.12  $   1.34


     For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates of 5.48% for 1999, 5.02% to 5.65% for 1998 and 6.23% to 6.67% for 1997 ; dividend yields of 3.59% in 1999, ranging from 1.98% to 2.33% in 1998 and 1.14% to 1.44% in 1997; volatility factors of the expected market price of the Company's common stock of .23, for both 1999 and 1998 and .27 for 1997; and a weighted-average expected life of the options of 8 years in 1999, 1998 and 1997.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

Restricted  Shares  Plan

     The Restricted Shares Plan currently provides for grants of up to 921,920 shares of common stock to be made available to key employees as determined by the Key Employee Incentive Committee of the Board of Directors. Subsequent to December 31, 1999, the Company registered 500,000 additional shares under the Restricted Shares Plan. The common shares granted are restricted. Restrictions are removed on 20% of the shares of each employee on January 1 of each of the five years following the year of grant. Upon issuance of grants of common shares under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year vesting period of the grant. As a consequence of AIG's acquiring a controlling interest in the Company, the previously unamortized balance of $2,280,000 as of July 27, 1998, was recognized as a charge to income. Total amortization expense relating to the Restricted Shares Plan was $2,698,000 and $534,900 in 1998 and 1997. There was no amortization expense in 1999.

A  summary  of  grants  under  the  plan  from  1997  through  1999  follows:


                                 Common       Market Price Per
                                 Shares    Share on Date of Grant
                                ---------  -----------------------
Outstanding, January 1, 1997 .    48,683
Granted in 1997. . . . . . . .    89,355        $16.50-$17.50
Vested in 1997 . . . . . . . .   (18,444)
Canceled or forfeited. . . . .         -
                                ---------
Outstanding, December 31, 1997   119,594
Granted in 1998. . . . . . . .    44,100           $26.00
Vested in 1998 . . . . . . . .  (163,694)
Canceled or forfeited. . . . .         -
                                ---------
Outstanding, December 31, 1998         -
Granted in 1999. . . . . . . .    49,275           $18.06
Vested in 1999 . . . . . . . .         -
Canceled or forfeited. . . . .         -
                                ---------
Outstanding, December 31, 1999    49,275
                                =========


NOTE  14.     LITIGATION

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

NOTE  15.     NORTHRIDGE  EARTHQUAKE

     The Northridge Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company. Provisions charged to income for this event amounted to $40 million and $24.75 million in 1998 and 1997, respectively. No provision was recorded in 1999.

NOTE  16.     UNAUDITED  QUARTERLY  RESULTS  OF  OPERATIONS

     The  summarized  unaudited quarterly results of operations were as follows:


                                         QUARTER ENDED
                         ---------------------------------------------------
                          MARCH 31,  JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         ---------  ---------  --------------  -------------
                           (Amounts in thousands, except per share data)
1999
----
Net premiums earned. . . $ 194,345  $ 192,299     $ 191,234    $ 192,545
Investment income. . . . $  17,899  $  16,201     $  14,681    $  13,887
Realized gains (losses). $   7,249  $   3,290     $  (7,195)   $  (3,754)
Net income . . . .  . .  $  28,913  $  32,923     $  18,372    $   7,320
Basic earnings
   per common share. .   $    0.33  $    0.38     $    0.21    $    0.08
Diluted earnings
   per common share. ..  $    0.33  $    0.38     $    0.21    $    0.08

1998
----
Net premiums earned      $ 193,501  $ 191,883     $ 193,506    $ 193,974
Investment income        $  18,332  $  18,262     $  19,197    $  19,355
Realized gains           $   3,234  $   7,683     $   6,920    $   4,803
Net income (loss)        $  27,868  $  40,173     $  38,184    $  (5,153)
Basic earnings (loss)
   per common share      $    0.44  $    0.68     $    0.49    $   (0.06)
Diluted earnings (loss)
   per common share      $    0.34  $    0.49     $    0.44    $   (0.06)


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


                                        1999
                            ------------------------------
                                                  Personal
                                                  Umbrella
(Amounts in thousands)        Auto    Homeowners   Policy
                            --------  ----------  --------
Gross premiums written      $853,004  $   24,748  $  2,782
Net premiums earned         $769,168  $      189  $  1,066
Underwriting profit (loss)  $ 78,302  $  (13,105) $    792

                                        1998
                            ------------------------------
                                                  Personal
                                                  Umbrella
                              Auto    Homeowners   Policy
                            --------  ----------  --------
Gross premiums written      $858,263  $   24,806  $  2,548
Net premiums earned         $772,267  $     (294) $    891
Underwriting profit (loss)  $112,703  $  (45,544) $    703

                                        1997
                            ------------------------------
                                                  Personal
                                                  Umbrella
                              Auto    Homeowners   Policy
                            --------  ----------  --------
Gross premiums written      $871,996  $   27,367  $  2,406
Net premiums earned         $781,288  $    3,917  $    784
Underwriting profit (loss)  $134,130  $  (30,307) $    493


Auto.  Underwriting  profit  in the auto line decreased by $34.4 million in 1999
----
compared to 1998. The decrease was caused mainly by a 6.85% rate decrease that became effective in February 1999 and a reversal of previously favorable loss trends that became particularly evident in the third quarter of

1999. The GAAP combined ratio for the auto line was 100.3% in the fourth quarter of 1999 and 89.6% in the third quarter of 1999, compared to 84.7% for the first half of the year and 85.4% for 1998 and 82.8% in 1997. The Company expects that it may be necessary to seek a rate increase in California during 2000 although there can be no assurance that the requisite approval will be granted by the regulator. The $21.4 million decline in underwriting profits in the auto line from 1997 to 1998 was caused mainly by the effects of an increase in claims frequency that emerged principally in the 1998 fourth quarter, and successive premium rate reductions effective October 31, 1997, and January 1, 1998, of 3.2% and 3.4%, respectively.

Homeowners.  The  smaller  underwriting  loss  in  the  homeowners  line in 1999
----------
principally is due to the absence of any provision for additional earthquake reserves, which totaled $40 million in 1998 and $24.75 million in 1997. The 1999 underwriting loss includes a charge of $6.75 million taken in the second quarter in connection with a settlement of the Company reached in April 1999 with the California Department of Insurance. The settlement enabled the Company to resume sales of new homeowner policies in September 1999.

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

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  OFFICERS  OF  THE  REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2000 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  11.     EXECUTIVE  COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2000 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2000 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2000 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K. All related party transactions which require disclosure are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K


(a) DOCUMENTS FILED WITH THIS REPORT                                               PAGE
                                                                                   ----
  (1) FINANCIAL STATEMENTS

  The following consolidated financial statements of the Company are filed as a part of this report:
     (i)   Report of independent auditors  . . . . . . . . . . . . . . .        .    38
     (ii)  Consolidated balance sheets - December 31, 1999 and 1998; . .        .    39
     (iii) Consolidated statements of income - Years ended December 31,
           1999, 1998 and 1997;        . . . . . . . . . . . . . . .        . . .    41
     (iv) Consolidated statements of stockholders' equity - Years ended December
            31, 1999, 1998 and 1997; . . . . . .    . . . . . . . . .   . . . . .    42
     (v)  Consolidated statements of cash flows - Years ended December 31, 1999,     43
     (vi) Notes to consolidated financial statements        . . . . . . . . . . .    45


  (2) SCHEDULES

     The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

     Schedule II - Condensed Financial Information of Registrant   . . . . . . . .   73

     Schedules I, III, IV and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


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


(b) REPORTS  ON  FORM  8-K.

There were no reports on Form 8-K filed for the three months ended December 31, 1999.


                                                                     SCHEDULE II

                  21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS


                                                           DECEMBER 31,
                                                    ------------------------
                                                         1999         1998
                                                    --------------  --------
                                            (Amounts in thousands, except share data)
ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . .  $      41,986   $154,768
Prepaid loan fees. . . . . . . . . . . . . . . . .            613      2,409
Other current assets . . . . . . . . . . . . . . .          1,617      2,343
Accounts receivable from subsidiaries and
     Affiliates, net of payables . . . . . . . . .         41,983          -
Investment in unconsolidated insurance
     subsidiaries and affiliates, at equity. . . .        649,273    733,140
Other assets . . . . . . . . . . . . . . . . . . .         67,949     38,114
                                                    --------------  --------
                                                    $     803,421   $930,774
                                                    ==============  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses. . . . . . .  $      15,084   $ 20,288
Accounts payable to subsidiaries and affiliates,
     net of receivables. . . . . . . . . . . . . .              -     12,384
Bank loan payable. . . . . . . . . . . . . . . . .         67,500    112,500
                                                    --------------  --------
     Total liabilities . . . . . . . . . . . . . .         82,584    145,172
                                                    --------------  --------

Stockholders' equity:
     Capital Stock
Preferred stock, par value $1.00 per share;
authorized 500,000 shares, no shares issued. . . .              -          -

Series A convertible preferred stock, par value
1.00 per share,  stated value $1,000 per share;
authorized 376,126 shares, no shares outstanding .              -          -

Common stock, without par value; authorized
110,000,000 shares, outstanding 85,918,680
in 1999 and 87,624,531 in 1998 . . . . . . . . . .        429,623    462,268

Accumulated other comprehensive income of
     insurance subsidiaries - net. . . . . . . . .        (40,519)    23,387

Retained earnings. . . . . . . . . . . . . . . . .        331,733    299,947
    Total stockholders' equity . . . . . . . . . .        720,837    785,602
                                                    --------------  --------
                                                    $     803,421   $930,774
                                                    ==============  ========



                                                                                  SCHEDULE II

                        21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     STATEMENTS OF INCOME


                                                  YEARS ENDED DECEMBER 31,
                                               -----------------------------
                                                 1999      1998      1997
                                               --------  --------  ---------
                                         (Amounts in thousands, except per share data)

REVENUES
   Dividends received from subsidiaries(1). .  $ 20,000  $ 97,256  $ 69,000
   Interest . . . . . . . . . . . . . . . .       4,972     3,810       (94)
                                               --------  --------  ---------
      Total . . . . . . . . . . . . . . . .      24,972   101,066    68,906

EXPENSES
   Loan interest and fees . . . . . . . . .       7,020    10,278    12,942
   General and administrative . . . . . . .         110       820       991
                                               --------  --------  ---------
      Total . . . . . .  . .                      7,130    11,098    13,933

   Income before income taxes .                  17,842    89,968    54,973
      Income tax benefit. . . . .                   756     2,139     4,940
                                               --------  --------  ---------

Net income  before equity in
   undistributed income of subsidiaries
                                                 18,598    92,107    59,913
Equity in undistributed income of
   subsidiaries . . . . . . . . . .              68,930     8,965    51,016
                                               --------  --------  ---------

NET INCOME. . . . . . . .                 . .  $ 87,528  $101,072  $110,929
                                               ========  ========  =========

EARNINGS PER COMMON SHARE

Basic . . . . . . . . . . . . . . . . . . . .  $   1.00  $   1.36  $   1.76
                                               ========  ========  =========

Diluted . . . . . . . . . . . . . . . . . . .  $   1.00  $   1.19  $   1.37
                                               ========  ========  =========


(1)  Excludes  accrued  dividends  of  $90  million  at  December  31,  1999.



                                                                                     SCHEDULE II

                          21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
                          CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999        1998       1997
                                                --------  ---------  ---------
                                                     (Amounts in thousands)

NET CASH PROVIDED BY
    OPERATING ACTIVITIES . . . . . . . . . . .  $ 54,447   $117,045   $ 62,844

INVESTING ACTIVITIES:

Capital contributed to 21st Century
Casualty Company . . . . . . . . . . . . .             -          -     (2,000)

Capital contributed to 21st Century Insurance
     Company of Arizona. . . . . . . . . . .        (343)    (1,470)    (1,430)

Net purchases of equipment . . . . . .           (32,859)   (25,063)    (8,301)
                                                --------  ---------  ---------

NET CASH USED IN INVESTING ACTIVITIES. .         (33,202)   (26,533)   (11,731)

FINANCING ACTIVITIES:

Repurchase of common stock,
     net of options exercised. . . . .           (33,285)         -          -

Proceeds from exercise of warrants . .                 -    145,600          -

Bank loan principal repayment. . . . .           (45,000)   (45,000)   (17,500)

Dividends paid . . . . . . . . . . . .           (55,742)   (51,608)   (33,151)
                                                --------  ---------  ---------

NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES. . . . .              (134,027)    48,992    (50,651)
                                                --------  ---------  ---------

Net increase in cash . . . . . . . . . . .      (112,782)   139,504        462

Cash, beginning of year. . . . . . .             154,768     15,264     14,802
                                                --------  ---------  ---------

Cash, end of year. . . . . . . . . . . . . . .  $ 41,986  $ 154,768   $ 15,264
                                                ========  =========  =========



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          21st CENTURY INSURANCE GROUP
                                  (Registrant)


 Date:   March 23, 2000     By:        /s/ Bruce W. Marlow
         --------------          -----------------------------------
                                         Bruce W. Marlow
                               President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 23rd of March, 2000.


          SIGNATURE                         TITLE
          ---------                          -----



/s/ Bruce W. Marlow              President and Chief Executive Officer
--------------------------          (Principal Executive Officer)
    Bruce W. Marlow



                                       Senior Vice President
/s/ Robert B. Tschudy               and Chief Financial Officer
--------------------------         (Principal Financial Officer)
    Robert B. Tschudy



/s/ John M. Lorenta                        Controller
-------------------------         (Principal Accounting Officer)
    John M. Lorentz

          SIGNATURE                         TITLE
          ---------                          -----


/s/ Rovert M. Sandler                Chairman of the Board
--------------------------
Robert M. Sandler


/s/ John B. De Nault, III                Director
--------------------------
    John B. De Nault, III


/s/ William N. Dooley                    Director
--------------------------
    William N. Dooley


--------------------------               Director
    R. Scott Foster, M.D.


--------------------------               Director
    Roxani M. Gillespie


/s/ Bruce W. Marlow          Chief Executive Officer and  Director
--------------------------
    Bruce W. Marlow


--------------------------               Director
    James P. Miscoll


--------------------------               Director
    Gregory M. Shepard


/s/ Howard I. Smith                      Director
--------------------------
Howard I. Smith