Form 10-Q
period 2000-03-31
21ST CENTURY INSURANCE GROUP
filed 2000-05-15
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000                   Commission File Number 0-6964

                          21ST CENTURY INSURANCE GROUP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        CALIFORNIA                                       95-1935264
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S.  Employer  Identification
incorporation or organization)                             Number)

   6301 Owensmouth Avenue, Suite 700, Woodland Hills, California       91367
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

YES       X                   NO
     -----------                  -----------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at April 28, 2000
  Common Stock, Without Par Value                     85,047,801  shares

                          PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS


                                                   March 31,   December 31,
                                                     2000          1999
                                                 ------------  -------------
                                                 (Unaudited)
                                                   (Amounts  in  thousands)
Investments, available-for-sale, at fair value:
  Fixed maturities                               $    941,448  $     942,982
  Equity securities                                       338            563
                                                 ------------  -------------
     Total investments - Note 3                       941,786        943,545
Cash and cash equivalents                              19,382         45,034
Accrued investment income                              14,761         15,403
Premiums receivable                                    73,907         70,796
Reinsurance receivables and recoverables               55,104         56,616
Prepaid reinsurance premiums                           20,503         32,212
Deferred income taxes - Note 4                         87,943         91,251
Deferred policy acquisition costs                      24,698         22,156
Property and equipment, net of accumulated             93,082         84,455
   depreciation
Other assets                                           23,627         17,864
                                                 ------------  -------------
                                                  $ 1,354,793  $   1,379,332
                                                 ============  =============


       See  accompanying  notes  to  financial  statements.

                   21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        March 31,     December 31,
                                                           2000           1999
                                                       ------------  --------------
                                                       (Unaudited)
                                                (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses             $   274,074   $     276,248
Unearned premiums                                          243,050         232,702
Bank loan payable                                           45,000          67,500
Claims checks payable                                       33,198          31,912
Reinsurance payable                                         10,351          22,311
Other liabilities                                           40,293          27,822
                                                       ------------  --------------
      Total liabilities                                    645,966         658,495

Stockholders' equity
   Capital stock
      Preferred stock, par value $1.00 per share;
      Authorized 500,000 shares, none issued                     -               -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      Authorized 376,126 shares, none outstanding
      in 2000 and 1999                                           -               -

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 85,161,735
      in 2000 and 85,918,680 in 1999                       415,735         429,623

   Accumulated other comprehensive loss                    (28,607)        (40,519)

   Retained earnings                                       321,699         331,733
                                                       ------------  --------------
      Total stockholders' equity                           708,827         720,837
                                                       ------------  --------------
                                                       $ 1,354,793   $   1,379,332
                                                       ============  ==============


See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                          Three Months Ended
                                               March 31,
                                          -------------------
                                            2000       1999
                                          ---------  --------
                                         (Amounts in thousands,
                                         except per share data)
REVENUES

Net premiums earned                       $200,272   $194,345
Net investment income                       13,050     17,899
Realized investment gains (losses)          (3,743)     7,248
                                          ---------  --------
                                           209,579    219,492

LOSSES AND EXPENSES

Losses and loss adjustment expenses        178,857    154,679
Policy acquisition costs                    21,690     17,114
Other operating expenses                     7,346      2,610
Interest and fees expense                    1,137      1,952
                                          ---------  --------
                                           209,030    176,355
                                          ---------  --------

Income before federal income taxes             549     43,137
Federal income taxes (benefit) - Note 4     (3,106)    14,224
                                          ---------  --------

   NET INCOME                             $  3,655   $ 28,913
                                          =========  ========

EARNINGS PER COMMON SHARE - Note 2
----------------------------------------

   BASIC                                  $   0.04   $   0.33
                                          =========  ========

   DILUTED                                $   0.04   $   0.33
                                          =========  ========


See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                        Three Months Ended March 31, 2000
                        ---------------------------------

                                                         Accumulated
                                                            Other
                                 Common     Retained    Comprehensive
                                  Stock     Earnings    Income (Loss)     Total
                                ---------  ----------  ---------------  ---------
                                            (Amounts in thousands)
Balance at January 1, 2000      $429,623   $ 331,733   $      (40,519)  $720,837
Comprehensive income:
Net income                                     3,655                       3,655
Change in accumulated other
   comprehensive income, net -
   Note 3                                                      11,912     11,912
                                                                        ---------
Total comprehensive income                                                15,567
Cash dividends declared                      (13,689)                    (13,689)
Common stock repurchased
   and retired                   (13,933)                                (13,933)
Other                                 45                                      45
                                ---------  ----------  ---------------  ---------

Balance at March 31, 2000       $415,735   $ 321,699   $      (28,607)  $708,827
                                =========  ==========  ===============  =========


                See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     2000      1999
                                                   --------  ---------
                                                       (Unaudited)
                                                  (Amounts in thousands)
OPERATING ACTIVITIES:

Net income                                         $ 3,655   $ 28,913
Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Provision for depreciation and amortization       3,382      3,239
   Provision for deferred income taxes              (3,106)     7,393
   Realized (gains) losses on sale of investments    3,716     (7,346)
   Federal income taxes                                  -     10,932
   Reinsurance balances                              1,261      4,867
   Unpaid losses and loss adjustment expenses       (2,174)   (43,779)
   Unearned premiums                                10,348      1,381
   Claims checks payable                             1,286      6,955
   Other                                             1,724     17,219
                                                   --------  ---------
     NET CASH PROVIDED BY
        OPERATING ACTIVITIES                       $20,092   $ 29,774

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                 Three Months Ended
                                                      March 31,
                                                ---------------------
                                                  2000        1999
                                                ---------  ----------
                                                    (Unaudited)
                                               (Amounts in thousands)
INVESTING ACTIVITIES:
   Investments available-for-sale:
     Purchases                                  $(55,100)  $(232,493)
     Calls or maturities                               -       5,040
     Sales                                        71,398     270,463
   Net purchases of property and equipment       (11,965)    (10,271)
                                                ---------  ----------
       NET CASH PROVIDED BY
          INVESTING ACTIVITIES                     4,333      32,739

FINANCING ACTIVITIES:
   Common stock repurchased                      (13,933)          -
   Bank loan principal repayments                (22,500)    (11,250)
   Dividends paid                                (13,689)    (14,021)
   Other                                              45           -
                                                ---------  ----------
       NET CASH USED IN
          FINANCING ACTIVITIES                   (50,077)    (25,271)
                                                ---------  ----------

Net increase (decrease) in cash                  (25,652)     37,242
Cash and cash equivalents, beginning of period    45,034     167,856
                                                ---------  ----------
Cash and cash equivalents, end of period        $ 19,382   $ 205,098
                                                =========  ==========


See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

1.     Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the 21st Century Insurance Group Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Earnings  Per  Common  Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                      2000     1999
                                                     -------  -------
                                     (Amounts in thousands, except per share data)

Numerator for basic and diluted earnings per share:
   Income available to common stockholders           $ 3,655  $28,913
                                                     =======  =======

Denominator:
  Weighted-average shares outstanding for basic       85,343   87,633
   earnings per share

   Effect of dilutive securities:
   Restricted stock grants                               164        -
   Employee stock options                                 67       75
                                                     -------  -------
   Dilutive potential common shares                      231       75

   Adjusted weighted-average shares outstanding for
   Diluted earnings per share                         85,574   87,708
                                                     =======  =======

Basic earnings per share                             $  0.04  $  0.33
                                                     =======  =======

Diluted earnings per share                           $  0.04  $  0.33
                                                     =======  =======

3.   Investments

     The amortized cost, gross unrealized gains and losses, and fair values of investments as of March 31, 2000, are as follows:

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains       Losses      Value
                                      ----------  -----------  -----------  --------
                                                  (Amounts  in  thousands)

U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies         $   15,213  $         9  $       809  $ 14,413

Obligations of states and political
    subdivisions                         912,849        1,570       40,224   874,195

Corporate securities                      57,693           47        4,900    52,840
                                      ----------  -----------  -----------  --------

    Total fixed maturities               985,755        1,626       45,933   941,448

Equity securities                             41          297            -       338
                                      ----------  -----------  -----------  --------

    Total investments                 $  985,796  $     1,923  $    45,933  $941,786
                                      ==========  ===========  ===========  ========


Details follow concerning the change during the three months ended March 31, 2000, in the after-tax net unrealized gain on investments, which is included in the consolidated balance sheet under the caption "Accumulated Other Comprehensive Income (Loss)" (amounts in thousands):


Net unrealized gains on available-for-sale investments, net of
   income tax expense of $5,114                                        $ 9,497

Plus:  reclassification adjustment for losses included in net income,
   net of income tax benefit of $1,301                                   2,415
                                                                       -------

                                                                       $11,912
                                                                       =======

4.     Federal  Income  Taxes

     Income taxes do not bear the expected relationship to pre-tax income because of tax-exempt investment income and other differences in the recognition of revenue and expenses for tax and financial statement purposes. At March 31, 2000, the Company had a net operating loss carryforward of approximately $110.9 million for regular tax purposes and an alternative minimum tax credit carryforward of $33.0 million. The net operating loss carryforwards will expire in 2009. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal  income  tax  expense  (benefit)  consists  of:


                               Three Months Ended March 31,
                               ----------------------------
                                     2000         1999
                               --------------  ------------
                                  (Amounts in thousands)

Current tax expense            $           -    $     6,831
Deferred tax                          (3,106)         7,393
   expense (benefit)
                               --------------  ------------

                               $      (3,106)   $    14,224
                               ==============  ============

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES


ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Liquidity  and  Capital  Resources
----------------------------------

The Company is principally dependent on premiums and its portfolio of marketable securities and the investment income thereon to pay claims and operating expenses and to service outstanding debt. Loss and loss expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash requirements. Cash flow from operations and investment activities has continued to be sufficient to fund the Company's needs.

Funds required by 21st Century Insurance Group to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law, which allows the payment of up to the greater of prior year statutory net income or 10% of surplus without prior approval from the state. As of March 31, 2000, the Company's insurance subsidiaries had a combined statutory surplus of $572.6 million compared to a combined statutory surplus of $634.0 million at March 31, 1999. The Company's ratio of net written premium to surplus was 1.4:1 at March 31, 2000, compared to 1.2:1 at March 31, 1999.

Invested assets as of March 31, 2000, had a fair value of $961.2 million compared to $988.6 million at December 31, 1999. The decrease includes a decrease in unrealized losses of $18.3 million. All investments in fixed maturities are investment grade. Of the Company's total investments at March 31, 2000, 89.8% were invested in tax-exempt fixed-income securities compared to 85.6% at December 31, 1999 and 29.8% at March 31, 1999.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES


The fixed maturity available-for-sale portfolio is subject to decline in fair value as interest rates rise. As of March 31, 2000, the after-tax unrealized loss on investments was $28.6 million, compared to $40.5 million as of December 31, 1999. The Company's strategy has been to minimize the realization of these losses by holding the underlying investments, to the extent practicable, until they regain their value.

At April 1, 2000, the Company has a variable rate credit line available of $45.0 million, all of which is outstanding. Presently, interest is paid monthly; interest payments for the first three months of 2000 totaled approximately $1.1 million. Principal repayments of $11.25 million are due on the first day of each calendar quarter.

During the second quarter of 1999, 21st Century's Board of Directors authorized the expenditure of $50 million to purchase shares of the Company's common stock. Implementation of the stock repurchase program began in June of last year. As of March 31, 2000, 2,515,484 shares had been repurchased at a cost of approximately $47.4 million. This repurchase program was completed in April 2000.


In August 1996, 21st Century Insurance Company of Arizona, a joint venture owned 51% by AIG and 49% by 21st Century Insurance Group, began writing private passenger automobile policies in that state. The Company's investment in and advances to this venture totaled $3,990,000 at March 31, 2000, and are included in other assets in the consolidated balance sheet. The Company's share of the net loss of this venture was $175,000 for the three months ended March 31, 2000, and $125,000 for the same 1999 period and is included in investment income in the consolidated statements of income. The information presented hereinafter does not include the activities of 21st Century Insurance Company of Arizona.

Underwriting  Results
---------------------

Gross premiums written in the first quarter of 2000 increased $10.0 million (4.4%) to $233.9 million from $223.9 million in the same period of 1999 primarily as a result of increased sales of personal auto policies in Nevada, Oregon, and Washington and sales of homeowners policies to new customers in California. Net earned premiums increased $5.9 million (3.0%) mainly due to the termination effective January 1, 2000, of the former 100% quota share reinsurance program relating to the homeowners line.

The Company experienced an underwriting loss of $7.6 million in the first quarter of 2000 compared to an underwriting gain of $19.9 million in the same quarter last year. The combined ratio increased from 89.7% in the first quarter of 1999 to 103.8% for the first quarter of 2000, mainly due to increased loss costs and higher operating expenses.

Loss costs began trending upwards in the third quarter of 1999 after several years in which the Company's underwriting results had benefited from declining trends. The higher loss costs can be expected to negatively impact the Company's underwriting results over the near term. A reevaluation of the Company's pricing strategy is expected to be completed in the second quarter. However, because premiums are earned over policy terms for financial operating purposes, the effects of any rate increases would not be evident in the Company's reported financial results for several months following any such action.

Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, increased by $9.3 million (47.2%) for the first quarter of 2000 compared to the same quarter in 1999. The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned for the three months ended March 31, 2000, was 14.5% compared to 10.1% for the same period in 1999, reflecting the Company's continuing investments in new technology, customer-focused business practices and the impact of a 6.8% new rate decrease that went into effect in February 1999.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES


INVESTMENT  INCOME

In the fourth quarter of 1998, the Company began transitioning its investment portfolio from taxable to nontaxable securities in anticipation of fully utilizing its remaining net operating loss carryforward. At March 31, 2000, $863.2 million or 89.8% of the Company's total cash and investments at fair value was invested in tax-exempt bonds compared to $359.8 million or 29.8% at March 31, 1999.

As a result of the transition of the portfolio into tax-exempt securities, which generally have a lower pre-tax yield than taxable securities, net pre-tax investment income decreased 26.1% during the quarter ended March 31, 2000, compared to the same period in 1999. The average annual pre-tax yield on invested assets for the three-month period ended March 31, 2000, was 5.1% compared to 5.9% for the same period in 1999. On an after tax basis, the comparable yields were 4.6% and 4.2% for the first quarters of 2000 and 1999, respectively. Average invested assets decreased 14.3% for the quarter ended March 31, 2000, compared to the same 1999 period.

Realized losses on sales of investments were $3.7 million for the first quarter of 2000 compared to realized gains of $7.2 million for the same period in 1999.

FORWARD  LOOKING-STATEMENT

Statements contained in this quarterly report which are not historical facts may be considered forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 relating to, among other things, the Company's future performance and operations, management's future plans and goals, and business environment changes. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties could include, but are not limited to, the effect of competition, claims experience, service issues, financial or invested considerations and unanticipated results of regulatory or legal actions.

                           PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)     Reports  on  Form  8-K

        A report on Form 8-K was filed on January 26, 2000, regarding the Resignation of the Company's Chief Executive Officer and Director William L. Mellick effective February 4, 2000.

        A report on Form 8-K was filed on February 9, 2000, regarding the Election of Bruce W. Marlow as President and Chief Executive Officer of the Company effective February 8, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             21ST  CENTURY  INSURANCE  GROUP
                                         ---------------------------------------
                                                      (Registrant)




Date      May  10,  2000
    ---------------------------         ---------------------------------------
                                                    BRUCE  W  MARLOW
                                         President and Chief Executive Officer



Date      May  10,  2000
    ---------------------------         ---------------------------------------
                                                   ROBERT  B.  TSCHUDY
                                              Senior  Vice  President  and
                                                Chief  Financial  Officer