Form 10-Q
period 2000-06-30
21ST CENTURY INSURANCE GROUP
filed 2000-08-14
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                  Commission File Number 0-6964
                                                                        ------

                          21ST CENTURY INSURANCE GROUP
            ---------------------------------------------------------
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

YES       X                     NO
     ------------                   --------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at July 31, 2000
  Common Stock, Without Par Value                        85,145,817 shares

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                   June 30,    December 31,
                                                     2000         1999
                                                  ----------  -------------
                                                 (Unaudited)

                                                   (Amounts in thousands)

Investments, available-for-sale, at fair value:
  Fixed maturities                                $  913,955  $     942,982
  Equity securities                                      308            563
                                                  ----------  -------------
       Total investments - Note 3                    914,263        943,545
Cash and cash equivalents                             25,660         45,034
Accrued investment income                             13,688         15,403
Premiums receivable                                   71,986         70,796
Reinsurance receivables and recoverables              51,020         56,616
Prepaid reinsurance premiums                          20,702         32,212
Deferred income taxes - Note 4                        90,336         91,251
Deferred policy acquisition costs                     22,687         22,156
Property and equipment, net of accumulated
   depreciation                                      104,059         84,455
Other assets                                          26,071         17,864
                                                  ----------  -------------
                                                  $1,340,472  $   1,379,332
                                                  ==========  =============

       See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30,     December 31,
                                                           2000           1999
                                                        -----------  --------------
                                                       (Unaudited)
                                               (Amounts in thousands, except share data)

Unpaid losses and loss adjustment expenses              $  276,410   $     276,248
Unearned premiums                                          249,300         232,702
Bank loan payable                                           33,750          67,500
Claims checks payable                                       32,303          31,912
Reinsurance payable                                         16,384          22,311
Other liabilities                                           32,918          27,822
                                                        -----------  --------------
      Total liabilities                                    641,065         658,495

Stockholders' equity
   Capital stock
      Preferred stock, par value $1.00 per share;
      Authorized 500,000 shares, none issued                     -               -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      Authorized 376,126 shares, none outstanding
      in 2000 and 1999                                           -               -

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 85,145,817
      in 2000 and 85,918,680 in 1999                       414,798         429,623

   Accumulated other comprehensive loss                    (28,413)        (40,519)

   Retained earnings                                       313,022         331,733
                                                        -----------  --------------
      Total stockholders' equity                           699,407         720,837
                                                        -----------  --------------
                                                        $1,340,472   $   1,379,332
                                                        ===========  ==============

                     See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                           Three Months Ended   Six Months Ended
                                                 June  30,          June  30,
                                          -------------------  -------------------
                                            2000       1999      2000      1999
                                          ---------  --------  ---------  --------
                                       (Amounts in thousands, except per share data)
REVENUES:
Net premiums earned                       $207,062   $192,299  $407,334   $386,644
Net investment income                       12,427     16,201    25,477     34,100
Realized investment gains (losses)          (1,255)     3,290    (4,998)    10,538
                                          ---------  --------  ---------  --------
                                           218,234    211,790   427,813    431,282

LOSSES AND EXPENSES:

Net losses and loss
   adjustment expenses                     184,153    133,700   363,010    288,379
Policy acquisition costs                    24,072     21,649    45,762     38,763
Other operating expenses                     6,586      6,842    13,932      9,452
Interest and fees expense                      960      1,765     2,097      3,717
                                          ---------  --------  ---------  --------
                                           215,771    163,956   424,801    340,311
                                          ---------  --------  ---------  --------

Income before federal
   income taxes                              2,463     47,834     3,012     90,971

Federal income taxes (benefit) - Note 4     (2,497)    14,911    (5,603)    29,135
                                          ---------  --------  ---------  --------
NET INCOME                                $  4,960   $ 32,923  $  8,615   $ 61,836
                                          =========  ========  =========  ========

     EARNINGS PER COMMON SHARE - Note 2
     ----------------------------------

     BASIC                                $   0.06   $   0.38  $   0.10   $   0.71
                                          =========  ========  =========  ========
     DILUTED                              $   0.06   $   0.38  $   0.10   $   0.71
                                          =========  ========  =========  ========

                 See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                         Six Months Ended June 30, 2000
                         ------------------------------

                                                    Accumulated
                                                       Other
                                                    Comprehensive
                                 Common    Retained    Income
                                  Stock    Earnings    (Loss)      Total
                                ---------  ---------  ---------  ---------
                                          (Amounts in thousands)
Balance at January 1, 2000      $429,623   $331,733   $(40,519)  $720,837
Comprehensive income:
   Net income                                 8,615                 8,615
   Change in accumulated other
   comprehensive income, net -
   Note 3                                               12,106     12,106
                                                                 ---------
   Total comprehensive income                                      20,721
Cash dividends declared                     (27,326)              (27,326)
Common stock repurchased
   and retired                   (16,598)                         (16,598)
Other                              1,773                            1,773
                                ---------  ---------  ---------  ---------
Balance at June 30, 2000        $414,798   $313,022   $(28,413)  $ 699,407
                                =========  =========  =========  =========

                See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                       June 30,
                                                ----------------------
                                                  2000          1999
                                                -----------  ---------
                                                      (Unaudited)

                                                (Amounts in thousands)
OPERATING  ACTIVITIES:
Net income                                         $ 8,615   $ 61,836
Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Provision for depreciation and amortization       6,388      6,474
   Provision for deferred income taxes              (5,603)    15,834
   Realized (gains) losses on sale of investments    4,899    (10,640)
   Federal income taxes                                  -     10,932
   Reinsurance balances                             11,179      2,578
   Unpaid losses and loss adjustment expenses          162    (76,586)
   Unearned premiums                                16,598      4,751
   Claims checks payable                               391     (1,793)
   Other                                            (1,314)     4,468
                                                -----------  ---------
     NET CASH PROVIDED BY
        OPERATING ACTIVITIES                       $41,315   $ 17,854

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                    2000        1999
                                                 ----------  ----------
                                                      (Unaudited)

                                                 (Amounts in thousands)
INVESTING ACTIVITIES:
  Investments available-for-sale:
   Purchases                                     $ (94,717)  $(553,815)
   Calls or maturities                                   -       5,040
   Sales                                           137,598     552,780
  Net purchases of property and equipment          (25,896)    (19,179)
                                                 ----------  ----------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                          16,985     (15,174)

FINANCING ACTIVITIES:
  Bank loan principal repayments                   (33,750)    (22,500)
  Dividends paid                                   (27,326)    (28,034)
  Common stock repurchased                         (16,598)     (3,138)
                                                 ----------  ----------
    NET CASH USED IN
      FINANCING ACTIVITIES                         (77,674)    (53,672)
                                                 ----------  ----------
Net decrease in cash                               (19,374)    (50,992)
Cash and cash equivalents, beginning of period      45,034     167,856
                                                 ----------  ----------
Cash and cash equivalents, end of period         $  25,660   $ 116,864
                                                 ==========  ==========

               See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

1.     Basis  of  Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the 21st Century Insurance Group Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     2.  Earnings  Per  Common  Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended   Six Months Ended
                                                    June 30,         June 30,
                                                ----------------  ----------------
                                                  2000    1999     2000      1999
                                                -------  -------  -------  -------
                                         (Amounts in thousands, except per share data)
Numerator for basic and diluted
earnings per share:
  Income available to common stockholders
  after assumed conversions                     $ 4,960  $32,923  $ 8,615  $61,836
                                                =======  =======  =======  =======
Denominator:
Denominator for basic earnings per share:
  Weighted-average shares outstanding            85,110   87,545   85,226   87,589

Effect of dilutive securities:
  Restricted stock grants                           163       49      163       49
  Employee stock options                            139       42      103       59
                                                -------  -------  -------  -------
Dilutive potential common shares                    302       91      266      108

Denominator for diluted earnings per share:
  Adjusted weighted-average shares outstanding   85,412   87,636   85,492   87,697
                                                =======  =======  =======  =======


Basic earnings per share                        $  0.06  $  0.38  $  0.10  $  0.71
                                                =======  =======  =======  =======
Diluted earnings per share                      $  0.06  $  0.38  $  0.10  $  0.71
                                                =======  =======  =======  =======

3.   Investments

     The amortized cost, gross unrealized gains and losses, and fair values of investments as of June 30, 2000, are as follows:

                                                      Gross       Gross
                                        Amortized  Unrealized   Unrealized     Fair
                                          Cost        Gains      Losses        Value
                                      -----------  -----------  -----------  --------
                                                    (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies           $    15,035  $         9  $       782  $ 14,262

Obligations of states and political
  subdivisions                            873,720        1,026       39,456   835,290

Corporate securities                       69,179          437        5,213    64,403
                                      -----------  -----------  -----------  --------
  Total fixed maturities                  957,934        1,472       45,451   913,955

Equity securities                              41          267            -       308
                                      -----------  -----------  -----------  --------
  Total investments                   $   957,975  $     1,739  $    45,451  $914,263
                                      ===========  ===========  ===========  ========

Details  follow concerning the change during the six months ended June 30, 2000,

in  the  after-tax  net unrealized loss on investments, which is included in the consolidated  balance  sheet  under the caption "Accumulated Other Comprehensive

Loss"  (amounts  in  thousands):

Net unrealized gains on available-for-sale investments, net of
  income tax expense of $4,804                                         $  8,922
Plus:  reclassification adjustment for losses included in net income,
  net of income tax benefit of $1,715                                     3,184
                                                                       --------
                                                                        $12,106
                                                                       ========

4.   Federal  Income  Taxes

     Income taxes do not bear the expected relationship to pre-tax income Because of tax-exempt investment income and other differences in the Recognition of revenue and expenses for tax and financial statement purposes. At June 30, 2000, the Company had a net operating loss carryforward of approximately $122.8 million for regular tax purposes and an alternative minimum tax credit carryforward of $33.0 million. The net operating loss carryforwards will expire in 2009 and 2020. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal  income  tax  expense  (benefit)  consists  of:

                                          Six Months Ended June 30,
                                          -------------------------
                                              2000         1999
                                          ------------  -----------
                                            (Amounts in thousands)

     Current  tax  expense                $         -   $    13,301
     Deferred tax expense (benefit)            (5,603)       15,834
                                          ------------  -----------
                                          $    (5,603)  $    29,135
                                          ============  ===========

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

Funds required by 21st Century Insurance Group to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law, which allows the payment of up to the greater of prior year statutory net income or 10% of surplus without prior approval from the state. As of June 30, 2000, the Company's insurance subsidiaries had a combined statutory surplus of $575.2 million compared to a combined statutory surplus of $670.1 million at June 30, 1999. The Company's ratio of net written premium to surplus was 1.4:1 at June 30, 2000, compared to 1.2:1 at June 30, 1999.

Invested assets as of June 30, 2000, had a fair value of $939.9 million compared to $988.6 million at December 31, 1999. All investments in fixed maturities are investment grade. Of the Company's total investments at June 30, 2000, 88.9% were invested in tax-exempt fixed-income securities compared to 85.6% at December 31, 1999 and 58.9% at June 30, 1999.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

The fixed maturity available-for-sale portfolio is subject to decline in fair value as interest rates rise. As of June 30, 2000, the after-tax unrealized loss on investments was $28.4 million compared to $40.5 million as of December 31, 1999. The Company's strategy has been to minimize the realization of these losses by holding the underlying investments, to the extent practicable, until they regain their value.

At July 1, 2000, the Company has a variable rate credit line available of $33.75 million, all of which is outstanding. Presently, interest is paid monthly; interest payments for the first six months of 2000 totaled approximately $1.9 million. Principal repayments of $11.25 million are due on the first day of each calendar quarter.

In August 1996, 21st Century Insurance Company of Arizona, a joint venture owned 51% by AIG and 49% by 21st Century Insurance Group, began writing private passenger automobile policies in that state. The Company's investment in and advances to this venture, which is accounted for by the equity method, totaled $4,016,000 at June 30, 2000, and are included in other assets in the consolidated balance sheet. The Company's share of the net loss of this venture was ($172,000) and ($347,000) for the three and six months ended June 30, 2000, respectively, and ($147,000) and ($272,000) for the same 1999 periods and is included in investment income in the consolidated statements of income.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

Underwriting  Results
---------------------

Gross premiums written in the second quarter of 2000 increased $9.4 million (4.2%) to $232.8 million from $223.4 million in the same period of 1999. Gross premiums written during the six months ended June 30, 2000, increased $19.4 million (4.3%) to $466.7 million from $447.3 million. Net earned premiums increased $14.8 million (7.7%) and $20.7 million (5.4%) for the quarter and six months ended June 30, 2000, respectively, mainly due to the termination effective January 1, 2000, of the former 100% quota share reinsurance program relating to the homeowners line.

The Company experienced an underwriting loss of $7.8 million in the second quarter of 2000 compared to an underwriting gain of $30.1 million in the same quarter last year. An underwriting loss of $15.4 million was incurred for the first six months of the year compared to an underwriting gain of $50.1 million in the same period for 1999. The combined ratio increased from 84.3% in the second quarter of 1999 to 103.7% for the second quarter of 2000, and from 87.1% to 103.8% for the six months ended June 30, 1999 and 2000, respectively. Contributing to the change in combined ratio were the earning-in of a February 1999 rate decrease, an upturn in loss frequency and severity trends, and the impact of reserve savings in 1999.

Loss costs began trending upwards in the third quarter of 1999 after several years in which the Company's underwriting results had benefited from declining trends. The higher loss costs can be expected to negatively impact the Company's underwriting results over the near term. A reevaluation of the Company's pricing strategy was completed in the second quarter and a 6.9% rate increase has been requested. However, because premiums are earned over policy terms for financial operating purposes, the effects of any rate increases would not be evident in the Company's reported financial results for several months following regulatory approval.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, increased by $2.2 million (7.6%) for the second quarter of 2000 compared to the same quarter in 1999. Net underwriting costs for the six months ended June 30, 2000, increased by $11.5 million (23.8%) compared to 1999. The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned was 14.8% for both the quarter ended June 30, 2000, and the same prior year period. This increase of this ratio from 12.5% in December 1999 to its current level reflects the Company's continuing investments in new technology, customer-focused business practices and the impact of a 6.8% rate decrease that went into effect in February 1999.

INVESTMENT  INCOME

In the fourth quarter of 1998, the Company began transitioning its investment portfolio from taxable to nontaxable securities in anticipation of fully utilizing its remaining net operating loss carryforward. At June 30, 2000, $835.7 million, or 88.9%, of the Company's total cash and investments at fair value was invested in tax-exempt bonds compared to $655.0 million, or 58.9%, at June 30, 1999.

As a result of the transition of the portfolio into tax-exempt securities, which generally have a lower pre-tax yield than taxable securities, net pre-tax investment income decreased 22.2% and 15.5% for the quarter and six months ended June 30, 2000, compared to the same periods in 1999. The average annual pre-tax yield on invested assets for the three and six-month periods ended June 30, 2000, was 5.0% and 5.2%, respectively, compared to 5.5% and 5.7% for the same periods in 1999. On an after tax basis, the comparable yields were 4.5% and 4.7% for the three and six month periods ended June 30, 2000, respectively, compared to 4.2% for the same periods in 1999. Average invested assets decreased 15.5% and 16.7% for the three and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999.

Realized losses on sales of investments were $1.3 million and $5.0 million for the second quarter and first six months of 2000 compared to realized gains of $3.3 million and $10.5 million for the same periods in 1999.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

FORWARD  LOOKING-STATEMENTS

Statements contained in this quarterly which are not historical facts may be considered forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 relating to, among other things, the Company's future performance and operations, management's future plans and goals, and business environment changes. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: the effects of competition; claims experience; systems and service issues; financial or investment considerations; and unanticipated results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)     Reports  on  Form  8-K

        No  reports  were  filed  on  Form  8-K  during the quarter ended
        June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               21ST CENTURY INSURANCE GROUP
                                               ---------------------------------
                                                      (Registrant)




Date     August  11,  2000
    -------------------------                  ---------------------------------
                                                        BRUCE  W  MARLOW
                                           President and Chief Executive Officer



Date      August  11,  2000
    -------------------------                  ---------------------------------
                                                       ROBERT  B.  TSCHUDY
                                                    Senior  Vice  President  and
                                                      Chief  Financial  Officer