Form 10-Q
period 2000-09-30
21ST CENTURY INSURANCE GROUP
filed 2000-11-13
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000               Commission File Number 0-6964
                                                                          ------

                          21ST CENTURY INSURANCE GROUP
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                            95-1935264
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

   6301 Owensmouth Avenue, Woodland Hills, California                91367
   --------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

Registrant's  telephone  number,  including  area  code          (818) 704-3700
                                                                 --------------

                                      None
   --------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

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

              Class                       Outstanding  at  October  31,  2000
  Common Stock, Without Par Value                 85,145,817  shares

                          PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                  September 30,   December 31,
                                                       2000           1999
                                                  --------------  -------------
                                                   (Unaudited)
                                                      (Amounts in thousands)
Investments, available-for-sale, at fair value:
  Fixed maturities                                $      879,691  $     942,982
  Equity securities                                          396            563
                                                  --------------  -------------
    Total investments - Note 3                           880,087        943,545
Cash and cash equivalents                                 31,454         45,034
Accrued investment income                                 13,100         15,403
Premiums receivable                                       78,074         70,796
Reinsurance receivables and recoverables                  67,618         56,616
Prepaid reinsurance premiums                              20,636         32,212
Deferred income taxes - Note 4                            89,390         91,251
Deferred policy acquisition costs                         22,261         22,156
Property and equipment, net of accumulated
  depreciation                                           118,949         84,455
Other assets                                              28,376         17,864
                                                  --------------  -------------
                                                  $    1,349,945  $   1,379,332
                                                  ==============  =============

       See  accompanying  notes  to  financial  statements.

                    21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       September 30,    December 31,
                                                           2000             1999
                                                      ---------------  --------------
                                                        (Unaudited)
                                                 (Amounts in thousands, except share data)
Unpaid losses and loss adjustment expenses            $      286,244   $     276,248
Unearned premiums                                            247,663         232,702
Bank loan payable                                                  -          67,500
Claims checks payable                                         35,147          31,912
Reinsurance payable                                           31,787          22,311
Other liabilities                                             45,754          27,822
                                                      ---------------  --------------
    Total liabilities                                        646,595         658,495

Stockholders' equity
  Capital stock
    Preferred stock, par value $1.00 per share;
    Authorized 500,000 shares, none issued                         -               -

    Series A convertible preferred stock, par value
    $1.00 per share, stated value $1,000 per share;
    Authorized 376,126 shares, none outstanding
    in 2000 and 1999                                               -               -

    Common stock, without par value;  authorized
    110,000,000 shares, outstanding 85,145,817
    in 2000 and 85,918,680 in 1999                           414,845         429,623

  Accumulated other comprehensive loss                       (20,262)        (40,519)

  Retained earnings                                          308,767         331,733
                                                      ---------------  --------------
    Total stockholders' equity                               703,350         720,837
                                                      ---------------  --------------
                                                      $    1,349,945   $   1,379,332
                                                      ===============  ==============

See  accompanying  notes  to  financial  statements.

                      21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)


                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                               --------------------  -------------------
                                                 2000       1999       2000       1999
                                               ---------  ---------  ---------  --------
                                             (Amounts in thousands, except per share data)

REVENUES:

Net premiums earned                            $208,109   $191,234   $615,442   $577,879
Net investment income                            12,303     14,681     37,780     48,781
Realized investment gains (losses)                 (299)    (7,195)    (5,297)     3,343
                                               ---------  ---------  ---------  --------
                                                220,113    198,720    647,925    630,003

LOSSES AND EXPENSES:

Net losses and loss
  adjustment expenses                           190,547    148,086    553,557    436,465
Policy acquisition costs                         22,744     21,270     68,506     60,034
Other operating expenses                          6,888      3,786     20,820     13,237
Interest and fees expense                           804      1,691      2,901      5,408
                                               ---------  ---------  ---------  --------
                                                220,983    174,833    645,784    515,144
                                               ---------  ---------  ---------  --------

Income (loss) before federal
  income taxes                                     (870)    23,887      2,141    114,859

Federal income taxes (benefit) - Note 4          (3,441)     5,515     (9,044)    34,650
                                               ---------  ---------  ---------  --------
NET INCOME                                     $  2,571   $ 18,372   $ 11,185   $ 80,209
                                               =========  =========  =========  ========

    EARNINGS PER COMMON SHARE - Note 2
    ----------------------------------

    BASIC                                      $   0.03   $   0.21   $   0.13   $   0.92
                                               =========  =========  =========  ========
    DILUTED                                    $   0.03   $   0.21   $   0.13   $   0.92
                                               =========  =========  =========  ========

See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                       Nine Months Ended September 30, 2000
                       ------------------------------------


                                                         Accumulated
                                                            Other
                                 Common     Retained    Comprehensive
                                  Stock     Earnings    Income (Loss)     Total
                                ---------  ----------  ---------------  ---------
                                           (Amounts in thousands)
Balance at January 1, 2000      $429,623   $ 331,733   $      (40,519)  $720,837
Comprehensive income:
  Net income                                  11,185                      11,185
  Change in accumulated other
  comprehensive income, net -
  Note 3                                                       20,257     20,257
                                                                        ---------
  Total comprehensive income                                              31,442
Cash dividends declared                      (34,151)                    (34,151)
Common stock repurchased
  and retired                    (16,598)                                (16,598)
Other                              1,820                                   1,820
                                ---------  ----------  ---------------  ---------
Balance at September 30, 2000.  $414,845   $ 308,767   $      (20,262)  $703,350
                                =========  ==========  ===============  =========

                See  accompanying  notes  to  financial  statements.


                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                      September 30,
                                                   --------------------
                                                     2000       1999
                                                   --------  ----------
                                                       (Unaudited)
                                                  (Amounts in thousands)
OPERATING ACTIVITIES:
Net income                                         $11,185   $  80,209
Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Provision for depreciation and amortization       10,519       9,853
  Provision for deferred income taxes               (9,046)     17,493
  Realized (gains) losses on sale of investments.    5,085      (3,462)
  Federal income taxes                                   -      10,932
  Reinsurance balances                              10,050       6,662
  Unpaid losses and loss adjustment expenses         9,996    (105,383)
  Unearned premiums                                 14,961       4,829
  Claims checks payable                              3,235        (139)
  Other                                              4,245      (1,238)
                                                   --------  ----------
    NET CASH PROVIDED BY
      OPERATING ACTIVITIES                         $60,230   $  19,756

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                    Nine Months Ended
                                                      September 30,
                                                 ----------------------
                                                    2000        1999
                                                 ----------  ----------
                                                      (Unaudited)
                                                (Amounts in thousands)
INVESTING ACTIVITIES:
  Investments available-for-sale:
    Purchases                                    $(150,897)  $(718,136)
    Calls or maturities                                  -       5,040
    Sales                                          240,254     725,115
  Net purchases of property and equipment          (44,916)    (29,613)
                                                 ----------  ----------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                          44,441     (17,594)

FINANCING ACTIVITIES:
  Bank loan principal repayments                   (67,500)    (33,750)
  Dividends paid                                   (34,153)    (41,978)
  Common stock repurchased                         (16,598)    (14,381)
                                                 ----------  ----------
    NET CASH USED IN
      FINANCING ACTIVITIES                        (118,251)    (90,109)
                                                 ----------  ----------

Net decrease in cash                               (13,580)    (87,947)
Cash and cash equivalents, beginning of period.     45,034     167,856
                                                 ----------  ----------
Cash and cash equivalents, end of period         $  31,454   $  79,909
                                                 ==========  ==========

See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

1.     Basis  of  Presentation

The accompanying unaudited consolidated financial statements of the 21st Century Insurance Group and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.  Earnings  Per  Common  Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended  Nine Months Ended
                                                   September 30,    September 30,
                                                 ----------------  ----------------
                                                  2000     1999     2000     1999
                                                 -------  -------  -------  -------
                                           (Amounts in thousands, except per share data)
Numerator for basic and diluted
earnings per share:
  Income available to common stockholders
  after assumed conversions                      $ 2,571  $18,372  $11,185  $80,209
                                                 =======  =======  =======  =======

Denominator:
Denominator for basic earnings per share:
  Weighted-average shares outstanding             85,146   86,995   85,200   87,393

Effect of dilutive securities:
Restricted stock grants                              176       50      176       50
Employee stock options                                22       56       56       57
                                                 -------  -------  -------  -------
Dilutive potential common shares                     198      106      232      107

Denominator for diluted earnings per share:
  Adjusted weighted-average shares outstanding.   85,344   87,101   85,431   87,500
                                                 =======  =======  =======  =======

Basic earnings per share                         $  0.03  $  0.21  $  0.13  $  0.92
                                                 =======  =======  =======  =======

Diluted earnings per share                       $  0.03  $  0.21  $  0.13  $  0.92
                                                 =======  =======  =======  =======

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments

     The  amortized  cost, gross unrealized gains and losses, and fair values of
investments  as  of      September  30,  2000,  are  as  follows:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized     Fair
                                          Cost        Gains       Losses      Value
                                       ----------  -----------  -----------  --------
                                                  (Amounts in thousands)
U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies          $   14,776  $         4  $       502  $ 14,278

 Obligations of states and political
    subdivisions                          834,599        2,396       29,172   807,823

 Corporate securities                      61,843            9        4,262    57,590
                                       ----------  -----------  -----------  --------

    Total fixed maturities                911,218        2,409       33,936   879,691

 Equity securities                             41          355            -       396
                                       ----------  -----------  -----------  --------

    Total investments                  $  911,259  $     2,764  $    33,936  $880,087
                                       ==========  ===========  ===========  ========

Details follow concerning the change during the nine months ended September 30, 2000, in the after-tax net unrealized loss on investments, which is included in the consolidated balance sheet under the caption "Accumulated Other Comprehensive Loss" (amounts in thousands):


Net unrealized gains on available-for-sale investments, net of
   income tax expense of $9,128                                        $16,951
Plus:  reclassification adjustment for losses included in net income,
   net of income tax benefit of $1,780                                   3,306
                                                                       -------
                                                                       $20,257
                                                                       =======

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.     Federal  Income  Taxes

     Income taxes do not bear the expected relationship to pre-tax income because of tax-exempt investment income and other differences in the recognition of revenue and expenses for tax and financial statement purposes. At September 30, 2000, the Company had a net operating loss carryforward of approximately $132.6 million for regular tax purposes and an alternative minimum tax credit carryforward of $33.0 million. The net operating loss carryforwards will expire in 2009 and 2020. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     Federal  income  tax  expense  (benefit)  consists  of:

                                Nine Months Ended
                                  September 30,
                                -----------------
                                  2000     1999
                                --------  -------
                             (Amounts in thousands)
Current tax expense             $     2   $17,157
Deferred tax expense (benefit)   (9,046)   17,493
                                --------  -------
                                $(9,044)  $34,650
                                ========  =======

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Liquidity  and  Capital  Resources
----------------------------------

The Company is principally dependent on premiums and its portfolio of marketable securities and the investment income thereon to pay claims and operating expenses. Loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. The Company continually monitors loss payments to provide projections of future cash requirements.

In the third quarter of 2000, the Company registered an underwriting loss for the fourth consecutive quarter. Although the Company's liquidity and capital needs have been adequately met by cash flow from operations and investment activities in this period, its long-term financial health depends on a return to underwriting profitability. Corrective actions taken in the third quarter included the following:

- Implementation of a class plan revision for the California auto program effective September 1, 2000, which rebalances rating factors to create a more accurately priced book of business.

- A 6.4% rate increase was approved by the California Department of Insurance, which is being implemented on November 1, 2000.

- Implementation of a 20% overall rate increase in the Company's Arizona program effective for new business on September 1, 2000 and for renewals effective October 1, 2000.

-     Filing  for  rate  changes  for  our  Oregon  and  Washington  programs.

- Continuation of reduced advertising spending pending implementation of corrective rate changes.

Funds required by the Company to pay dividends, debt obligations and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law which allows the payment from earned surplus of up to the greater of prior year statutory net income or 10% of surplus without prior approval from the state. As of September 30, 2000, the Company's insurance subsidiaries had a combined statutory surplus of $527.2 million compared to a combined statutory surplus of $660.5 million at September 30, 1999. The Company's ratio of net written premium to surplus was 1.6:1 at September 30, 2000, compared to 1.2:1 at September 30, 1999.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

Invested assets as of September 30, 2000, had a fair value of $911.5 million compared to $988.6 million at December 31, 1999. All investments in fixed maturities are investment grade. Of the Company's total investments at September 30, 2000, 87.4% were invested in tax-exempt fixed-income securities compared to 85.6% at December 31, 1999 and 76.5% at September 30, 1999.

The fixed maturity available-for-sale portfolio is subject to decline in fair value as interest rates rise. As of September 30, 2000, the after-tax unrealized loss on investments was $20.3 million compared to $40.5 million as of December 31, 1999. The Company's strategy has been to minimize the realization of these losses by holding the underlying investments, to the extent practicable, until they regain their value.

In September 2000, the Company exercised its option to prepay a $33.75 million variable-rate line of credit resulting in a pre-tax charge of $286,000 from the write-off of previously unamortized debt issuance costs, which has been included in the third quarter interest expense for financial reporting purposes.

In August 1996, 21st Century Insurance Company of Arizona, a joint venture owned 51% by AIG and 49% by the Company, began writing private passenger automobile policies in that state. The Company's investment in and advances to this venture, which is accounted for by the equity method, totaled $4.2 million at September 30, 2000, and are included in other assets in the consolidated balance sheet. The Company's share of the net loss of this venture was ($346,000) and ($693,000) for the three and nine months ended September 30, 2000, respectively, and ($61,000) and ($333,000) for the same 1999 periods and is included in investment income in the consolidated statements of income.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

Underwriting  Results
---------------------

Gross premiums written in the third quarter of 2000 increased $7.9 million (3.6%) to $226.3 million from $218.4 million in the same period of 1999. Gross premiums written during the nine months ended September 30, 2000, increased $27.2 million (4.1%) to $692.9 million from $665.7 million. Net earned premiums increased $16.9 million (8.8%) and $37.6 million (6.5%) for the quarter and nine months ended September 30, 2000, respectively, mainly due to the termination effective January 1, 2000, of the former 100% quota share reinsurance program relating to the homeowners line.

The Company experienced an underwriting loss of $12.1 million in the third quarter of 2000 compared to an underwriting gain of $18.1 million in the same quarter last year. An underwriting loss of $27.4 million was incurred for the first nine months of the year compared to an underwriting gain of $68.1 million in the same period for 1999. The combined ratio increased from 90.5% in the third quarter of 1999 to 105.8% for the third quarter of 2000, and from 88.2% to 104.4% for the nine months ended September 30, 1999 and 2000, respectively. Contributing to the change in combined ratio were the earning-in of a February 1999 rate decrease, an upturn in loss frequency and severity trends, and the impact of reserve savings in 1999.

Net paid losses and loss adjustment expenses increased $11.6 million (6.9%) from $168.9 million for the quarter ended September 30, 1999 to $180.5 million for the comparable period of 2000. For the nine months ending September 30, 1999 and 2000, net paid losses and loss adjustment expenses were $533.7 million and $541.4 million, respectively, an increase of $7.7 million (1.4%).

Net incurred losses and loss adjustment expenses (net paid losses plus the net change in loss reserves) increased $42.4 million (28.6%) from $148.1 million for the quarter ended September 30, 1999 to $190.5 million for the comparable period of 2000. For the nine months ending September 30, 1999 and 2000, net incurred losses and loss adjustment expenses were $436.5 million and $553.6 million, respectively, an increase of $117.1 million (26.8%).

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

Loss costs began trending upwards in the third quarter of 1999 after several years in which the Company's underwriting results had benefited from declining trends. The higher loss costs can be expected to negatively impact the Company's underwriting results over the near term. The Company has received approval from the California Department of Insurance for a 6.4 percent rate increase to our California auto program that will be implemented beginning November 1, 2000. However, because premiums are earned over policy terms for financial operating purposes, the effects of any rate increases would not be evident in the Company's reported financial results for several months following regulatory approval.

Net underwriting expenses, which consist of policy acquisition costs and other operating expenses, increased by $4.6 million (18.3%) for the third quarter of 2000 compared to the same quarter in 1999. Net underwriting costs for the nine months ended September 30, 2000, increased by $16.1 million (21.9%) compared to 1999. The ratio of net underwriting expenses (excluding loan interest and fees) to net premiums earned was 14.2% and 14.5% for the quarter and nine months ended September 30, 2000, respectively, and 13.1% and 12.7% for the same prior year periods. The increase of this ratio from 12.9% in December 1999 to its current level reflects the Company's continuing investments in new technology, customer-focused business practices and the impact of a 6.8% rate decrease that went into effect in February 1999.

INVESTMENT  INCOME

In the fourth quarter of 1998, the Company began transitioning its investment portfolio from taxable to nontaxable securities in anticipation of fully utilizing its remaining net operating loss carryforward. At September 30, 2000, $796.7 million, or 87.4%, of the Company's total cash and investments at fair value was invested in tax-exempt bonds compared to $802.9 million, or 76.5%, at September 30, 1999.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

As a result of the transition of the portfolio into tax-exempt securities, which generally have a lower pre-tax yield than taxable securities, net pre-tax investment income decreased 13.8% and 21.1% for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999. The average annual pre-tax yield on invested assets for the three and nine-month periods ended September 30, 2000, was 5.2% and 5.1%, respectively, compared to 5.2% and 5.5% for the same periods in 1999. On an after tax basis, the comparable yields were 4.7% and 4.6% for the three and nine month periods ended September 30, 2000, respectively, compared to 4.4% and 4.2% for the same periods in 1999. Average invested assets decreased 14.3% and 14.5% for the three and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999.

Realized losses on sales of investments were $300,000 and $5.3 million for the third quarter and first nine months of 2000 compared to realized losses of $7.2 million and realized gains of $3.3 million for the same periods in 1999.

RECENT  LEGISLATION

In September 30, 2000, California Governor Davis signed into law SB 1899, a statute that would "revive" certain insurance claims arising out of the 1994 Northridge Earthquake that now are barred by the applicable statute of limitations, the policy contract or settlement agreements signed by the insured. The statute is effective January 1, 2001, and would provide certain policyholders 12 months from that date to file additional earthquake claims or suits against the Company. The Company believes the statute violates federal and state constitutions, which prohibit impairment of contracts, and is evaluating its legal options. The Company has diligently and systematically handled claims from the Northridge Earthquake and has paid out over $1.1 billion in claim payments.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

FORWARD-LOOKING  STATEMENTS

Statements contained in this quarterly which are not historical facts may be considered forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 relating to, among other things, the Company's future performance and operations, management's future plans and goals, and business environment changes. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: the effects of competition and competitors' pricing actions; unanticipated adverse claims experience; systems and service problems; financial or investment considerations; and unanticipated results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases.

                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)     Reports  on  Form  8-K

No  reports  were filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 21ST  CENTURY  INSURANCE  GROUP
                                 -------------------------------
                                         (Registrant)


Date November 12, 2000                     /s/ BRUCE W. MARLOW
     ------------------                    -------------------------------------
                                           BRUCE W. MARLOW
                                           President and Chief Executive Officer


Date November 12, 2000                     /s/ ROBERT B. TSCHUDY
     ------------------                    -------------------------------------
                                           ROBERT B. TSCHUDY
                                           Senior Vice President and
                                           Chief Financial Officer