Form 10-K
period 2000-12-31
21ST CENTURY INSURANCE GROUP
filed 2001-03-29
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                              --------------------
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission File Number 0-6964

                          21ST CENTURY INSURANCE GROUP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      95-1935264
          ----------                                      ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation  or  organization)                           number)

     6301 Owensmouth Avenue, Woodland Hills, California        91367
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:     (818) 704-3700
Web site:  www.i21.com

          Securities registered pursuant to Section 12 (b) of the Act:
          ------------------------------------------------------------

Common Stock, Without Par Value               New  York  Stock  Exchange
-------------------------------      -------------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on February 28, 2001, as reported by the New York Stock Exchange, was approximately $460,000,000.

On February 28, 2001, the registrant had outstanding 85,194,341 shares of common stock, without par value, which is the Company's only class of common stock.

DOCUMENT  INCORPORATED  BY  REFERENCE:

Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on June 6, 2001, are incorporated herein by reference into Part III hereof.

                          21ST CENTURY INSURANCE GROUP

                          2000 FORM 10-K ANNUAL REPORT
                                Table of Contents


                                                                       Page
                                     PART I
                                     ------
Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item  3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   15

Item  4.   Submission of Matters to a Vote of Security Holders  . . . .  15

                                     PART II
                                     -------

Item  5.   Market for Registrant's Common Stock and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . .   16

Item  6.   Selected Financial Data . . . . . . . . . . . . . . . . . .   17

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .   19

Item  7a.  Quantitative and Qualitative Disclosures about Market Risk .  25

Item  8.   Financial Statements and Supplementary Data . . . . . . . .   27

Item  9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . . .  58

                                    PART III
                                    --------

Item  10.  Directors and Officers of the Registrant . . . . . . . . . .  58

Item  11.  Executive Compensation . . . . . . . . . . . . . . . . . . .  58

Item  12.  Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . . .  58

Item  13.  Certain Relationships and Related Transactions . . . . . . .  59

                                     PART IV
                                     -------

Item  14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .   60

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  67

                                     PART I
                                     ------

ITEM  1.     BUSINESS

GENERAL

     21st Century Insurance Group is an insurance holding company founded in 1958 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 21st Century Insurance Group and its wholly owned subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company, both of which are incorporated in California as property and casualty insurance companies and licensed in California, Nevada, Oregon and Washington. The common stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW". Through several of its subsidiaries, American International Group ("AIG") currently owns approximately 63% of the Company's outstanding common stock.

     The Company is a direct-response underwriter which sells and services private passenger automobile, homeowners and personal umbrella insurance directly to the public without commissioned agents. The Company has gained a reputation for excellent customer service and for being among the most efficient and low cost providers of personal insurance in the markets it serves.

     The Company's business began in Los Angeles and historically has been concentrated in Southern California, principally the greater Los Angeles metropolitan areas. In the mid-1980's the Company expanded into the San Diego area and, in the early 1990's, the Northern California area. In August 1996, 21st Century Insurance Company of Arizona ("21st of Arizona") began writing private passenger automobile insurance in that state. 21st of Arizona is a joint venture between the Company, which owns a 49% interest, and AIG, which owns a 51% interest. In late 1998, the Company began writing automobile insurance in Nevada, Oregon and Washington.

     In a strategy intended to complement its auto business and facilitate growth in that line, the Company markets homeowner insurance policies primarily to its automobile customers in California. The Company ceased writing earthquake insurance in 1994. The California requirement that the Company offer earthquake insurance to its homeowner policyholders is satisfied by an arrangement with GeoVera Insurance Company, a member of The St. Paul Companies. GeoVera provides the mandatory earthquake offer on its own policy form.

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

     The homeowners program utilizes an extended replacement cost policy, thereby limiting the insurer's recovery to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provide for a minimum dwelling amount of $65,000 and a maximum dwelling amount of $750,000. Personal liability coverage limits of $100,000, $200,000 and $300,000 are available.

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

MARKETING

     The Company, through its subsidiaries and Arizona affiliate, markets homeowner policies in California and auto policies in California, Arizona, Nevada, Oregon and Washington. Policies are sold directly to customers without utilizing or engaging outside commissioned agents or brokers. In addition to referrals, the Company uses direct mail, print, radio, television, outdoor and Internet advertising to generate sales. In California and Arizona, quotes may be requested 24 hours a day, 7 days a week through a convenient toll-free 800 number. Prospective California policyholders may also obtain an instant auto rate quotation and purchase a policy on the Company's Internet site (http://www.
                                                                     -----------
i21.com).
-------

UNDERWRITING  AND  PRICING

     California business accounted for approximately 98% of the Company's written premium in 2000. The regulatory system in California requires the prior approval of insurance rates and forms. Within the regulatory framework, the Company establishes its automobile and homeowners premium rates based primarily on actuarial analyses of its own historical loss and expense data. This data is compiled and analyzed to establish overall rate levels as well as classification differentials. The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. The primary rating characteristics for automobile policies include, by statute in California, driving record, annual mileage and number of years the driver has been licensed. A number of other "optional" rating factors are also permitted and used in California.

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

SERVICING  OF  BUSINESS

     The Company continues to invest in information technology as an important business strategy. Today, computerized systems provide the information resources, telecommunications and data processing capabilities necessary to manage the Company's business. New technology investments have been focused on making it faster and easier for customers to transact business while ultimately lowering the overall cost per transaction. Using the Company's Internet site, California consumers are now able to receive a quotation, accept the quote and bind a policy, pay their bill, inquire about the status of their policy and billing information, make most common policy changes, submit a first notice of loss on a claim and access a wealth of consumer information. Further enhancements to the web site are planned.

     In addition, a new Customer Relationship Management system is being installed that will eventually provide our call center representatives with integrated knowledge of all customer contacts and will enable speedier and more convenient customer service. During 2000, the Company's systems were modified to allow expanded business hours to coincide with 24x7 call center operation.

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

     The Company makes extensive use of its DRP to expedite the repair process. The program involves agreements between the Company and over 130 independent repair facilities. The Company agrees to accept the estimate for damages prepared by the repair facility without requiring each vehicle to be reinspected by staff adjusters. The facilities selected undergo a screening process before being accepted, and the Company maintains an aggressive inspection audit program to assure quality results. The Company's inspection team visits all repair facilities each month and performs a quality control inspection on approximately 40% of all repairable vehicles in this program. The customer benefits by getting the repair process started faster and by having the repairs guaranteed for as long as the customer owns the vehicle. The Company benefits by not incurring the overhead expense of a larger staff of appraisers and by negotiating repair rates it believes are beneficial. Currently, over 30% of all damage repairs are handled using the DRP method. The Company's policy with respect to vehicle repairs is not to use after market "crash" parts.

     The Company has established 15 claims Division Service Offices in areas of major customer concentrations. The three Vehicle Inspection Centers, located in Los Angeles and Orange Counties, handle total losses, thefts and vehicles which are not driveable.

     The Claims Services Division is responsible for subrogation, medical payment claims and workers' compensation claims arising under the homeowners policies. The Company also maintains a Special Investigations Unit which investigates suspected fraudulent claims. The Company believes its efforts in this area have been responsible for saving several million dollars annually. The Homeowners Division processes all homeowners property claims on a regional basis.

     The Company utilizes internal legal staff to handle most aspects of claims litigation. In-house attorneys handle approximately 70% of all lawsuits. Suits directly against the Company and those which may involve a conflict of interest are assigned to outside counsel.

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

     The Company establishes case basis reserves based upon various factors, such as the location of the accident, the severity of injuries and property damage sustained, and the age of the claim.

     The Company supplements the case basis reserve estimates with bulk loss reserves which are estimated using actuarial methodologies. These reserves are designed to provide for claims incurred but not reported ("IBNR") to or recorded by the Company as of the accounting date, changes over time in case reserve estimates and loss adjustment expenses which include estimates of the legal and other costs of settling claims. The actuarial estimates utilize the Company's own historical loss experience and are reviewed each quarter. The effects of inflation are implicitly considered in the actuarial estimates and the Company does not discount its reserves to present value for financial reporting purposes.

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

     A rollforward of loss and loss adjustment expense reserves, including the effects of reserve changes, loss payments and reinsurance for each of the three years in the period ended December 31, 2000, is presented in Note 9 of the Notes to Consolidated Financial Statements.

     The following table presents the development of loss and loss adjustment expense reserves, net of reinsurance, for the years 1990 through 2000. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverables, for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year-ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater
(less) than the re-estimated reserves. The deficiencies shown in the 1994 and 1995 columns resulted from the additional earthquake losses and loss adjustment expenses related to the 1994 Northridge Earthquake recorded subsequent to 1994. In 1994, the impact of the earthquake was to increase the deficiency by $170.65 million; the impact in 1995 was to increase the deficiency by $110.65 million; the redundancy for 1996 was reduced by $70.65 million; the redundancy for 1997 was reduced by $45.9 million; the deficiency for 1998 was increased by $45.9 million; and the deficiency for 1999 was increased by $2.4 million. Excluding the results of the earthquake, the redundancy (deficiency) would have been $57.6 million, $44.4 million and ($42.6) million for 1997, 1998 and 1999, respectively. The deficiency for 1999 primarily resulted from the Company's estimate in 1999 of the beneficial effect of laws passed in prior years which limited the rights of uninsured motorists and drunk drivers to collect non-economic damages.

                                                       AS OF DECEMBER 31,
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------

                                 1990      1991      1992      1993      1994       1995       1996      1997      1998
                               --------  --------  --------  --------  ---------  ---------  --------  --------  ---------
Reserves for
   losses and loss
   adjustment expenses,
   net of  reinsurance         $525,220  $547,098  $554,034  $574,619  $755,101   $552,320   $489,033  $388,418  $339,815

Paid (cumulative) as of:

One year later                  300,707   320,264   327,634   344,876   519,969    351,985    304,714   251,951   265,135
Two years later                 391,970   401,019   403,434   423,713   635,861    485,462    395,922   352,594   327,971
Three years later               420,853   426,412   425,671   443,055   721,445    527,908    454,246   373,841
Four years later                429,791   433,642   432,086   457,430   745,912    574,260    465,353
Five years later                431,791   436,522   434,949   460,857   787,262    583,397
Six years later                 432,975   437,365   436,876   461,901   795,331
Seven years later               433,096   437,758   436,982   462,647
Eight years later               433,095   437,713   437,125
Nine years later                433,045   437,876
Ten years later                 432,823

Reserves re-estimated as of:

One year later                  473,974   473,209   491,048   490,166   715,637    526,730    424,406   392,039   331,119
Two years later                 449,348   461,343   447,880   465,036   725,098    537,635    467,958   375,674   341,338
Three years later               442,508   440,198   438,726   453,431   751,302    579,093    465,507   376,692
Four years later                433,408   437,350   435,128   460,947   790,479    582,013    466,284
Five years later                432,370   436,929   435,942   462,372   791,377    583,536
Six years later                 432,661   437,600   437,034   461,347   795,037
Seven years later               433,050   437,706   436,476   462,075
Eight years later               432,949   437,383   436,738
Nine years later                432,801   437,603
Ten years later                 432,629

Redundancy (Deficiency)        $ 92,591  $109,495  $117,296  $112,544  $(39,936)  $(31,216)  $ 22,749  $ 11,726  $ (1,523)


(AMOUNTS IN THOUSANDS)
--------------------------------------------------

                                 1999       2000
                               ---------  --------
Reserves for
   losses and loss
   adjustment expenses,
   net of  reinsurance         $243,398   $266,953

Paid (cumulative) as of:

One year later                  227,230
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-estimated as of:

One year later                  288,421
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Redundancy (Deficiency)        $(45,023)

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

     In the consolidated balance sheet, the reserves for losses and loss adjustment expenses are shown "gross," that is, before reduction for reinsurance. The table which follows presents the development of gross losses and loss adjustment expense reserves for calendar years 1998 through 2000. As in the ten-year table presented net of reinsurance, each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data, and it would not be appropriate to extrapolate future development based on this table.

                                             1998        1999      2000
                                           ---------  ---------  --------
                                               (Amounts in thousands)
Gross loss and loss adjustment
   expense reserves, December 31,          $382,003   $276,248   $298,436
Paid (cumulative) as of:
   One year later                           296,166    255,680
   Two years later                          366,077
Gross liability re-estimated as of:
   End of year                              382,003    276,248    298,436
   One year later                           371,774    327,974
   Two years later                          383,103
 Gross cumulative redundancy (deficiency)    (1,100)   (51,726)

COMPETITION

     The personal automobile insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of which operate in a number of states and offer a wider-variety of products than the Company. Several of these competitors are larger and have greater financial resources than the Company. Based on direct written premium for 1999 (latest publicly available information), the Company is the seventh largest writer of private passenger automobile insurance in California. The Company's main competition comes from other major writers which concentrate on the good driver market.

     The Company's marketing and underwriting strategy is to appeal to careful and responsible drivers who deal directly with the Company in order to save significant amounts of money on their insurance premiums. By selling its products directly to the insured, the Company has eliminated agent and broker commissions. Consequently, the Company consistently operates with one of the lowest underwriting expense ratios in the industry and is able to maintain its rates among the lowest in the markets it serves while still providing convenient, high quality service to its customers. As a result, the Company has been able to achieve profitable growth and to maintain policy renewal rates which it believes are significantly above industry averages.

REINSURANCE

     A reinsurance transaction occurs when an insurer transfers or cedes a portion of its exposure to a reinsurer for a premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer for the ceded portion of the risk. The Company periodically monitors the continuing appropriateness of its reinsurance arrangements to determine that its reinsurers are financially sound, able to meet their obligations under the agreements and are competitively priced.

     The Company's insurance subsidiaries entered into a five-year (1995 to 1999) quota share reinsurance agreement with an AIG affiliate covering all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, 10% of each subsidiary's premiums earned and losses and loss adjustment expenses incurred in connection with policies incepted during the period January 1, 1995 through December 31, 1999 were ceded. The AIG affiliate has the option to renew the agreement for four years at declining coverage percentages of 8%, 6%, 4% and 2% for each of the subsequent years, respectively, and elected to do so in 2000 and 2001 at 8% and 6%, respectively. A ceding commission of 10.8% was received by the insurance subsidiaries for 1995 and, thereafter, a commission was received at a rate equal to the prior year's gross statutory underwriting expense ratio. The ceding commission rates were 9.40%, 10.42% and 13.57% for 1998, 1999 and 2000, respectively.

     Between mid-1996 and December 1999, the Company found it more economical to maintain 100% quota share reinsurance arrangements for its homeowners line rather than purchasing alternative reinsurance coverage for its exposure to catastrophes, such as fire following an earthquake. Beginning January 1, 2000, the previous homeowner reinsurance programs were cancelled and the Company entered into a catastrophe excess of loss reinsurance program. These reinsurance arrangements are discussed in more detail in Note 11 of the Notes to Consolidated Financial Statements.

     The Company has a quota share reinsurance treaty for PUP business whereby 60% of premiums and losses are ceded to reinsurers. After the effect of the 8% quota share treaty with AIG, the Company effectively retained 36.8% of the risk for this line for the year ended December 31, 2000.

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

     Changes in state insurance laws or regulations can affect the revenues and expenses of the Company. In 2000, no new laws were enacted by any state in which the Company does business that are expected to have a material impact on the auto insurance industry.

     The Company anticipates that during 2001 the California Insurance Commissioner will propose changes to the rating regulations regarding prior approval of rates. There can be no assurance that adoption of such changes would not be detrimental to the Company's future operating results.

     California SB 1899 took effect January 1, 2001, potentially reviving certain insurance claims arising out of the 1994 Northridge Earthquake that previously were barred by the applicable statute of limitations, the policy contract or settlement agreements. The Company continues to believe this statute violates federal and state constitutional provisions prohibiting impairment of contracts and supports a legal challenge to the law being undertaken by another insurer and two industry trade groups. However, to mitigate the risk of an adverse determination, the Company has begun adjusting and settling claims made under SB 1899 while reserving its right to assert the unconstitutionality of the law as a defense to any claim or action. As of February 28, 2001, approximately one percent of previously reported Northridge Earthquake claims have been presented for reconsideration under SB 1899. At this time, the Company cannot predict how many claims ultimately may require adjustment under the statute. The Company incurred over $1.1 billion in earthquake related losses and expenses, closing 94% of the total 46,000 claims within the first year and 98.6% without litigation.

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

NON-VOLUNTARY  BUSINESS

     Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. As of December 31, 2000, assigned risk vehicles insured had decreased to 1,530 from 2,929 at the end of 1999. This is the continued result of assigned risk participants finding affordable coverage in the voluntary market or drivers who dropped out of the program after initially responding to 1997 legislation requiring proof of insurance for vehicle registration renewals. The CAARP assignments have historically produced underwriting losses. As of December 31, 2000, this business represented less than 1% of the Company's total gross premiums written.

     Insurers offering homeowners insurance in California are required to participate in the California FAIR Plan ("FAIR Plan"). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowners direct premiums written in the state. The Company's FAIR Plan underwriting results for 2000 and 1999 were immaterial.

EMPLOYEES

     The Company had 2,501 full and part-time employees at December 31, 2000. The Company provides medical, pension and 401(k) savings plan benefits to eligible employees according to the provisions of each plan. Employee turnover is generally low, and the Company believes that its relationship with its employees is excellent.

ITEM  2.     PROPERTIES

     The Company leases approximately 406,000 rentable square feet of office space for its headquarters facilities, which are located in Woodland Hills, California. The lease term expires November 2014, and the lease may be renewed for two consecutive five-year periods.

     The Company also leases office space in 15 other locations of which 13 locations are in California. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

ITEM  3.     LEGAL  PROCEEDINGS

     In the normal course of business, the Company is named as a defendant in lawsuits related to claim issues. Some of the actions request exemplary or punitive damages. The actions are vigorously defended unless a reasonable settlement appears appropriate.

     Currently included in this class of litigation are certain actions that arose out of the Northridge Earthquake. Most of these actions seek to resolve claims involving disputed damages or to contest the applicability of the statute of limitations, or to pursue claims revived by SB 1899. The resolution of such litigation has an element of uncertainty and although the impact on future results of operations cannot be estimated, the Company does not believe that the ultimate outcome of any pending action will have a material effect on its consolidated financial condition or results of operations.

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

                                    High      Low
                                  --------  --------
                  2000
                  ----
                  Fourth Quarter    17-1/8    13-1/8
                  Third Quarter     17-1/8        14
                  Second Quarter  22-15/16    15-1/2
                  First Quarter     21-1/2   15-9/16

                  1999
                  ----
                  Fourth Quarter    20-1/4  18-11/16
                  Third Quarter         20    18-3/8
                  Second Quarter    18-7/8        16
                  First Quarter    23-9/16    16-1/4


(b)  HOLDERS  OF  COMMON  STOCK

     The approximate number of record holders of common stock on December 31, 2000, was 723.

(c)  DIVIDENDS

     The Company has paid quarterly cash dividends on its common stock since the fourth quarter of 1996. Dividends of $0.05 per share were paid in the first three quarters of 1997 and then doubled to $0.10 per share for the fourth quarter of 1997 and the first quarter of 1998. Quarterly dividends increased to $0.16 per share from the second quarter of 1998 through the second quarter of 2000. Dividends in the third and fourth quarters of 2000 dividends were $0.08 per share.

     The Company's Board of Directors considers a variety of factors in determining the timing and amount of dividends. Accordingly, the Company's past history of dividend payments does not assure that the future dividends will be paid. The parent company is dependent upon dividends from its subsidiaries to pay dividends to its stockholders. Based on earned surplus as of December 31, 2000, the Company believes it will not require regulatory approval in 2001 to upstream dividends from its subsidiaries.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2000, are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, are included elsewhere in this Form 10-K. For further discussion of earnings per share, see Note 3 of the Notes to Consolidated Financial Statements.

     All dollar amounts set forth in the following tables are in thousands, except per share data.

                                         YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------
                               2000       1999       1998       1997       1996
                             ---------  ---------  ---------  ---------  ---------
Operations Data:
  Net premiums earned        $825,486   $770,423   $772,864   $785,989   $856,628
  Total Revenues              869,762    832,681    870,650    863,523    937,093

Per Share Data:
  Basic                      $   0.15   $   1.00   $   1.36   $   1.76   $   1.05
  Diluted                    $   0.15   $   1.00   $   1.19   $   1.37   $   0.92
  Dividends paid per common
     share                   $   0.48   $   0.64   $   0.58   $   0.25   $   0.05

Loss and LAE ratio               90.8%      78.6%      81.0%      77.3%      85.8%
Expense ratio - GAAP             14.4       12.9       10.2        9.4        9.3
                             ---------  ---------  ---------  ---------  ---------
Combined ratio - GAAP           105.2%      91.5%      91.2%      86.7%      95.1%
                             =========  =========  =========  =========  =========

     In 1999, 1998 and 1997, the Company's financial statements include the effects of certain non-recurring charges of $9.2 million, $7.7 million and $1.5 million, respectively. These charges represent a non-recurring regulatory settlement with the CDOI in 1999, accelerated amortization of restricted stock grants in 1998 and Year 2000 remediation costs in 1999, 1998 and 1997.
Provisions for earthquake losses and expenses were $3.5 million in 2000, $2.4 million in 1999, $40 million in 1998, $24.8 million in 1997 and $40 million in 1996. On an after-tax basis, the foregoing charges reduced basic earnings per share by $0.03, $0.09, $0.46, $0.33 and $0.51 for 2000, 1999, 1998, 1997 and
1996,  respectively.

                                                       DECEMBER 31,
-----------------------------------------------------------------------------------------
                                  2000        1999        1998        1997        1996
                               ----------  ----------  ----------  ----------  ----------
Balance Sheet Data:

  Total investments            $  913,088  $  943,545  $1,068,621  $1,084,453  $1,064,628

  Total assets                  1,338,075   1,379,332   1,593,156   1,482,454   1,513,755

  Unpaid losses and loss
     adjustment expenses          298,436     276,248     382,003     437,887     543,529

  Unearned premiums               236,519     232,702     233,689     233,402     231,141

  Total liabilities               617,514     658,495     807,554     899,493   1,026,048

  Stockholders' equity            720,561     720,837     785,602     582,961     487,707

  Book value per common share  $     8.46  $     8.39  $     8.97  $     6.93  $     5.10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION

     The following table summarizes certain information pertaining to the Company's financial condition as of or for the year ended December 31,


                                                2000     1999     1998
                                             --------  --------  --------
                                               (Amounts in thousands,
                                               except per share data)

          Operating cash flow                $ 56,452  $ 28,827  $ 85,229

          Book value per share               $   8.46  $   8.39  $   8.97

          Statutory surplus of insurance
             subsidiaries                    $475,638  $581,440  $600,654

          Stockholders' equity - GAAP        $720,561  $720,837  $785,602

          Net written premiums to statutory
             surplus ratio                      1.7:1     1.3:1     1.3:1

          A.M. Best financial rating             A+        A         A-

          S&P financial rating                   A+        A+        A+


     The Company's financial condition remained strong at the end of 2000 despite the decline in operating results. The Company was able to take advantage of market conditions enabling it to economically prepay its bank debt in the third quarter of 2000. Cash flow from operations improved over 1999. At the end of 2000, statutory surplus of the insurance subsidiaries is adequate to support annual premium writings at least 30% greater than current levels. The decrease in statutory surplus since 1998 is primarily due to dividends upstreamed to the holding company and lower operating results in 1999 and 2000.

UNDERWRITING  RESULTS

     The tables presented in Notes 17 and 18 of the Notes to Consolidated Financial Statements summarize the Company's unaudited quarterly results of operations for each of the two years in the period ended December 31, 2000, and the results of operations by line of business for each of the three years then ended. The following discussion of underwriting results by line of business should be read in conjunction with the information presented in those tables.

     Personal Auto. Automobile insurance is the primary line of business written
     -------------
by the Company and historically has been profitable. The majority of the Company's insured autos are located in Southern California. The Company continues to expand its coverage throughout the West by marketing its business in Northern California, San Diego county, Nevada, Oregon and Washington.

     Vehicles in force were 1,166,971, 1,184,797 and 1,130,029 as of December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 resulted from actions taken to improve underwriting results (discussed further below). The increase in vehicles in force in 1999 was mainly from two factors: it was the first full year of operations in Nevada, Oregon and Washington, and California rates were reduced 6.85% early in 1999 in a move that anticipated a continuation of favorable loss trends that failed to materialize. The Company's retention rate was approximately 95% for 2000 and 96% for both 1999 and 1998.

     Gross premiums written were $878.2 million in 2000, $853 million in 1999 and $858.3 million in 1998. The increase in 2000 was due to rate increases that more than offset the decline in the number of insured vehicles. The decrease in 1999 was caused mainly by rate decreases of 6.85% effective February 15, 1999 and 3.2% effective January 1, 1998, which more than offset the increase in the number of insured vehicles.

     Net premiums earned were $802.7 million in 2000, $769.2 million in 1999 and $772.3 million in 1998. The increase in 2000 is greater than the proportional increase in the corresponding gross premiums written because of the decrease from 10% to 8% in the quota share reinsurance arrangement with AIG. The decrease in 1999 follows the corresponding decrease in gross premiums written.

     Underwriting results were a loss of $40 million in 2000 compared to underwriting profits of $78.3 million in 1999 and $112.7 million in 1998. The Company had reduced its California rates by more than 25% from 1996 to 1999, and the rate decreases in 1998 and 1999 in particular had anticipated the continuation of favorable loss trends that failed to materialize. The resultant under pricing caused the loss and LAE ratio to grow steadily from 74.9% in 1998 to 90.8% in 2000, with the higher-than-anticipated losses first becoming evident in the third quarter of 1999. Corrective measures taken in 2000 included increasing auto rates by 6.4% in California, 20% in Arizona, 21% in Oregon and 25% in Washington, with a 12.6% rate increase still pending in Nevada. An additional rate increase was filed for in California subsequent to December 31, 2000.

     The underwriting expense ratio for the auto line of business was 14.2% in 2000, 12.3% in 1999 and 10.5% in 1998. The increase in the ratio for 2000 was mainly caused by increases in occupancy costs, data processing and depreciation expense that more than offset the decrease in advertising expense. The increase in the ratio for 1999 primarily resulted from the rate decrease taken in February 1999 and increased advertising expense.

     Other  Personal Lines.  Policies in force were 87,112, 68,625 and 15,541 as
     ----------------------
of December 31, 2000, 1999 and 1998, respectively. The increase in 2000 was caused mainly by having twelve months of new sales of homeowners policies, which resumed in September 1999. The change from 1998 to 1999 was principally due the effects of a 7.5% rate decrease taken in July 1999 and a return to more normal attrition rates following the resumption of new sales. In addition, the ratio of PUP policies to vehicles in force increased slightly from 1998 to 2000.

     Gross premiums written were $32.5 million in 2000, $27.5 million in 1999 and $27.3 million in 1998. The increase in 2000 was due to inclusion of new policy sales in the homeowners line for a full year since they resumed in September of 1999. Net premiums earned and underwriting results for 1999 and 1998 are not comparable to 2000 because of the termination effective January 1, 2000, of the 100% quota share reinsurance arrangements that previously had been in place since mid 1996.

     Earthquake.  Aside from an insignificant amount of premium assumed from the
     ----------
California FAIR Plan prior to inception of the California Earthquake Authority in 1998, the Company has not written any earthquake coverage since 1994 but continues to be exposed to possible adverse development stemming from the 1994 Northridge Earthquake. Earthquake losses and expenses totaled $3.5 million in 2000, $2.4 million in 1999 and $40.0 million in 1998. As noted under Item 1 - Business, earthquake losses and loss adjustment expenses may be adversely impacted in 2001 and perhaps future years by SB 1899 and the ultimate resolution of certain earthquake claims currently in litigation.

INVESTMENT  INCOME

     Total pre-tax investment income, excluding equity in the net loss of 21st of Arizona and before deducting investment expenses, was $50.7 million in 2000 compared to $63.6 million in 1999 and $76.0 million in 1998. Average invested assets decreased 14.6% in 2000 compared to increase of 0.4% in 1999 and 5.4% in 1998. Average invested assets decreased in 2000 compared to 1999 primarily due to the net sale of investments to cover: the payoff of the bank loan of $67.5 million, acquisitions of property and equipment, and dividends to stockholders. The increase in invested assets in 1998 was primarily due to $145.6 million of proceeds received from the exercise of AIG's common stock warrants in the third quarter of 1998. The average annual pre-tax yield on invested assets was 5.15% in 2000, 5.52% in 1999 and 6.62% in 1998. The average annual after-tax yield on invested assets was 4.62% in 2000, 4.34% in 1999 and 4.35% in 1998.

     Net realized losses on the sale of investments were $4.6 million in 2000 and $0.3 million in 1999 compared to net capital gains of $22.6 million for 1998. The 1998 increase in realized gains is primarily due to the Company's decision to begin switching its investment portfolio from taxable to non-taxable securities during 1998 in anticipation of fully utilizing its remaining net operating loss carryforward and selling in a favorable bond market. At December 31, 2000, $831.4 million of the Company's total investments at fair value were invested in tax-exempt bonds with the balance, representing 9.7% of the portfolio, invested in taxable securities compared to 14.4% at December 31, 1999.

     As of December 31, 2000, the Company had a pre-tax net unrealized gain on fixed maturity investments of $3.7 million compared to a net unrealized loss of $62.8 million in 1999 and a net unrealized gain of $34.9 million in 1998. Interest rates fell in 2000 and 1998, which increased the fair value of the bond portfolio in those years. Conversely, interest rates rose in 1999, which decreased the fair value of the bond portfolio.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Premiums and investment income represent the Company's major sources of cash, while loss and loss adjustment expense payments are the most significant cash out-flows. The Company continually monitors loss payments to provide projections of future cash requirements. Additional cash requirements include the cost of investing in new technology, dividends to stockholders and, in 2000, the payoff of the bank loan of $67.5 million. Funds required by the Company to pay dividends are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the parent company is regulated by state law. Based upon 2000 operating results and earned surplus as of December 31, 2000, the Company believes it will not require regulatory approval in 2001 for any extraordinary dividends.

     In 1997, the Company embarked on a major project to upgrade its technological infrastructure and to conform certain of its operational procedures to "industry best practices." Although the ultimate cost of this project is expected to be about $100 million to be paid through the end of 2001, management believes cash flow from operations as well as expected improvements in operational efficiencies will be more than adequate to fund the project's implementation which is expected to be completed over the next several years.

     During the second quarter of 1999, the Company's Board of Directors authorized and spent $50 million to purchase shares of the Company's common stock. As of April 19, 2000, 2,632,084 shares had been repurchased.

RISK-BASED  CAPITAL

     The National Association of Insurance Commissioners requires property and casualty insurance companies to calculate and report information under a Risk-Based Capital ("RBC") formula in their Annual Statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. To the extent that a subsidiary's surplus fell below prescribed levels, it would be the parent company's intention to infuse necessary capital to support that entity. The Company's insurance subsidiaries exceeded their RBC statutory surplus standards by a considerable margin as of December 31, 2000.

FORWARD-LOOKING  STATEMENTS

     The Company's management has made in this report, and from time to time may make in its public filings, press releases, and oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential, expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including, but not limited to, those discussed elsewhere in this report and in the Company's other public communications, as well as the following: (a) the intensity of competition from other companies in the insurance industry; (b) the Company's experience with respect to persistency, underwriting and claims experience including revived claims under SB1899; (c) the Company's ability to distribute and administer competitive services in a timely, cost-effective manner; (d) the potential negative effect of power shortages in California; (e) the Company's visibility in the marketplace and its financial and claims-paying ratings; (f) the inability to obtain regulatory approval for rate increases and product changes;
(g) the effect of changes in laws and regulations affecting the Company's business, including changes in tax laws affecting insurance products; (h) market risks related to interest rates; (i) the Company's ability to develop and deploy information technology and management information systems to support strategic goals while continuing to control costs and expenses; (j) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (k) changes in accounting and reporting practices; and (l) the Company's access to adequate financing to support its future business. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. The first column in the following table shows the financial statement carrying values of the Company's financial instruments. The Company's investment portfolio is carried at fair value. The second column shows the effect on current carrying values and estimated fair values assuming a 100 basis point increase in market interest rates and a 10% decline in equity prices. The following sensitivity analysis summarizes only the exposure to market risk as of December 31, 2000.

                                                                Estimated Fair
                                                               Value at Adjusted
                                                                    Market
                                                                Rates/Prices as
                                            Carrying Value      Indicated Below
                                        ----------------------  ----------------
                                                   (Amounts in millions)
Interest Rate Risk:*
   Fixed Maturities Available for Sale  $                912.7  $          844.3
Equity Price Risk:**
   Marketable Equity Securities                            0.4               0.4

* Adjusted interest rates assume a 100 basis point increase in market rates at December 31, 2000.
** Adjusted equity prices assume a 10 percent decline in values at December 31, 2000.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

REPORT  OF  INDEPENDENT  AUDITORS

Stockholders  and  Board  of  Directors
21st  Century  Insurance  Group

     We have audited the accompanying consolidated balance sheets of 21st Century Insurance Group and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 21st Century Insurance Group and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Los  Angeles,  California

January  26,  2001

                          21ST CENTURY INSURANCE GROUP
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                      DECEMBER 31,
                                                 ----------------------
                                                    2000        1999
                                                 ----------  ----------
                                                 (Amounts in thousands)
Investments, available-for-sale, at fair value:
    Fixed maturities                             $  912,655  $  942,982
    Equity securities                                   433         563
                                                 ----------  ----------
      Total investments - Note 4                    913,088     943,545
Cash and cash equivalents                             7,240      45,034
Accrued investment income                            12,569      15,403
Premiums receivable                                  78,983      70,796
Reinsurance receivables and recoverables             50,075      56,616
Prepaid reinsurance premiums                         20,300      32,212
Deferred income taxes - Note 5                       72,434      91,251
Deferred policy acquisition costs - Note 6           22,387      22,156
Property and equipment,
    net of accumulated depreciation - Note 7        138,062      84,455
Other assets                                         22,937      17,864
                                                 ----------  ----------
      Total Assets                               $1,338,075  $1,379,332
                                                 ==========  ==========


See  accompanying  notes  to  financial  statements.

                          21ST CENTURY INSURANCE GROUP
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             DECEMBER 31,
                                                       -----------------------
                                                          2000        1999
                                                       ----------  -----------
                                                        (Amounts in thousands,
                                                          except share data)

Unpaid losses and loss adjustment expenses - Note 9    $  298,436  $  276,248
Unearned premiums                                         236,519     232,702
Bank loan payable - Note 10                                     -      67,500
Claims checks payable                                      35,982      31,912
Reinsurance payable                                        15,989      22,311
Other liabilities                                          30,588      27,822
                                                       ----------  -----------
      Total liabilities                                   617,514     658,495

Commitments and contingencies - Notes 12 and 15

Stockholders' equity - Note 13
      Preferred stock, par value $1.00 per share;
      authorized 500,000 shares, none outstanding               -           -

      Series A convertible preferred stock, par value
      $1.00 per share, stated value $1,000 per share;
      authorized 376,126 shares, none outstanding               -           -

      Common stock, without par value;  authorized
      110,000,000 shares, outstanding 85,145,817
      in 2000 and 85,918,680 in 1999                      415,064     429,623

   Retained earnings                                      303,714     331,733

   Accumulated other comprehensive income (loss) -
      Note 4                                                1,783     (40,519)
                                                       ----------  -----------
      Total stockholders' equity                          720,561     720,837
                                                       ----------  -----------
      Total liabilities and stockholder's equity       $1,338,075  $1,379,332
                                                       ==========  ===========


See accompanying notes to financial statements.

                          21ST CENTURY INSURANCE GROUP
                        CONSOLIDATED STATEMENTS OF INCOME


                                                YEARS ENDED DECEMBER 31,
                                             ------------------------------
                                                2000       1999      1998
                                             ---------  ---------  --------
                                                 (Amounts in thousands,
                                                 except per share data)

Revenues

Net premiums earned - Note 11                $825,486   $770,423   $772,864
Net investment income - Note 4                 49,286     62,668     75,146
Realized investment gains (losses) - Note 4    (5,010)      (410)    22,640
                                             ---------  ---------  --------
                                              869,762    832,681    870,650

Losses and Expenses

Net losses and loss adjustment
    expenses - Note 9                         749,388    605,064    626,379
Policy acquisition costs - Note 6              91,386     80,514     57,523
Other operating expenses                       27,180     18,856     21,100
Interest and fees expense - Note 10             2,901      7,020     10,278
                                             ---------  ---------  --------
                                              870,855    711,454    715,280
                                             ---------  ---------  --------
Income (loss) before federal
   income taxes                                (1,093)   121,227    155,370
Federal income taxes (benefit) - Note 5       (14,038)    33,699     54,298
                                             ---------  ---------  --------

   Net income                                $ 12,945   $ 87,528   $101,072
                                             =========  =========  ========

Earnings per common share - Note 3
----------------------------------


   Basic                                     $   0.15   $   1.00   $   1.36
                                             =========  =========  ========

   Diluted                                   $   0.15   $   1.00   $   1.19
                                             =========  =========  ========


See  accompanying  notes  to  financial  statements.

                                      21ST CENTURY INSURANCE GROUP
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              (Amounts in thousands, except per share data)



                                                                           Accumulated
                               Convertible                                    Other
                                Preferred     Common     Retained         Comprehensive
                                  Stock        Stock     Earnings         Income (Loss)          Total
                              -------------  ---------  ----------       ---------------       ---------
Balance - January 1, 1998     $    224,950   $ 87,230   $ 250,483        $       20,298        $582,961
 Comprehensive income                                     101,072   (1)           3,089   (2)   104,161
 Cash dividends paid on
   common stock ($0.58 per
   share)                                                 (41,485)                              (41,485)
 Cash dividends paid on
   preferred stock                                        (10,123)                              (10,123)
 Effects of conversion of
   preferred stock and
   exercise of common stock
   warrants                       (224,950)   370,550                                           145,600
 Other                                          4,488                                             4,488
                              -------------  ---------  ----------       ---------------       ---------
Balance - December 31, 1998              -    462,268     299,947                23,387         785,602
 Comprehensive income                                      87,528   (1)         (63,906)  (2)    23,622
 Cash dividends paid on
   common stock ($0.64 per
   share)                                                 (55,742)                              (55,742)
 Stock repurchased                            (33,285)                                          (33,285)
 Other                                            640                                               640
                              -------------  ---------  ----------       ---------------       ---------
Balance - December 31, 1999              -    429,623     331,733               (40,519)        720,837
 Comprehensive income                                      12,945   (1)          42,302   (2)    55,247
Cash dividend paid on
common stock ($0.48 per
share)                                                    (40,964)                              (40,964)
 Stock repurchased                            (16,598)                                          (16,598)
 Other                                          2,039                                             2,039
                              -------------  ---------  ----------       ---------------       ---------
Balance - December 31, 2000   $          -   $415,064   $ 303,714        $        1,783        $720,561
                              =============  =========  ==========       ===============       =========

(1)     Net  income  for  the  year

(2)     Net  change  in  accumulated  other  comprehensive  income.


See  accompanying  notes  to  financial  statements.

                            21ST CENTURY INSURANCE GROUP
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                     2000        1999       1998
                                                   ---------  ----------  ---------
                                                       (Amounts in thousands)
Operating Activities:

Net income                                         $ 12,945   $  87,528   $101,072
Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Provision for depreciation and amortization       14,605      13,029     10,179
   Amortization of restricted stock grants              180           -      2,027
   Provision (benefit) for deferred income taxes     (3,961)     17,598     50,884
   Realized (gains) losses on sale of investments     5,010         410    (22,640)
   Federal income taxes                              (6,698)     10,932    (10,658)
   Reinsurance balances                              12,131      11,267      5,073
   Unpaid losses and loss adjustment expenses        22,188    (105,755)   (55,884)
   Unearned premiums                                  3,817        (987)       287
   Claims checks payable                              4,070      (2,399)    (1,258)
   Other assets                                     (15,634)     (5,953)    (2,880)
   Other liabilities                                  7,799       3,157      9,027
                                                   ---------  ----------  ---------
     Net cash provided by operating activities       56,452      28,827     85,229

                            21ST CENTURY INSURANCE GROUP
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)


                                                      YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    2000        1999         1998
                                                 ----------  ----------  ----------
                                                       (Amounts in thousands)
Investing activities:
   Investments available-for-sale:
     Purchases                                   $(208,957)  $(771,769)  $(848,131)
     Calls or maturities                             2,809       7,890      23,248
     Sales                                         298,044     789,590     867,441
  Net purchases of property and
     equipment                                     (62,940)    (43,974)    (42,651)
                                                 ----------  ----------  ----------
       Net cash provided by (used in)
          Investing activities                      28,956     (18,263)        (93)

Financing activities:
   Common stock repurchased                        (16,598)    (33,285)          -
   Proceeds from the exercise of stock options       1,860         641       2,460
   Proceeds from exercise of common stock
      warrants                                           -           -     145,600
   Bank loan principal repayment                   (67,500)    (45,000)    (45,000)
   Dividends paid                                  (40,964)    (55,742)    (51,608)
                                                 ----------  ----------  ----------
       Net cash provided by (used in)
          Financing activities                    (123,202)   (133,386)     51,452
                                                 ----------  ----------  ----------

Net increase (decrease) in cash                    (37,794)   (122,822)    136,588

Cash and cash equivalents, beginning of year        45,034     167,856      31,268
                                                 ----------  ----------  ----------

Cash and cash equivalents, end of year           $   7,240   $  45,034   $ 167,856
                                                 ==========  ==========  ==========


See  accompanying  notes  to  financial  statements.

                          21ST CENTURY INSURANCE GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  1.     DESCRIPTION  OF  BUSINESS

     21st Century Insurance Group, through its wholly owned subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company (collectively, the "Company"), is engaged in the sale of private passenger automobile insurance policies in California, Nevada, Oregon and Washington and homeowners and personal umbrella insurance policies in California. At this time, almost all of the Company's business is concentrated in California. The Company also provides private passenger automobile insurance in Arizona through a joint venture with American International Group, Inc. ("AIG"), which owned a majority of the Company's outstanding common stock at December 31, 2000.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation  and  Presentation

     The accompanying consolidated financial statements include the accounts and operations of the Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") which differ from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Investments

     The Company classifies its investment portfolio as available-for-sale and carries it at fair value with unrealized gains and losses, net of any tax effect, reported as accumulated other comprehensive income (loss) as a separate component of stockholders' equity.

     Fair values for fixed maturity and equity securities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method.

     The Company's 49% interest in 21st Century Insurance Company of Arizona ("21st of Arizona"), which is a joint venture between the Company and AIG and which began operations in August 1996, has a carrying value of $4,604,000 at December 31, 2000, and is included in other assets in the consolidated balance sheet. The Company's equity in the net loss of this venture amounted to $1,060,000, $451,000 and $373,000 in 2000, 1999 and 1998, respectively, and is included in investment income in the consolidated statements of income. See Note 4 of Notes to Consolidated Financial Statements.

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

NOTE  3.  EARNINGS  PER  COMMON  SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                  YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                  2000     1999      1998
                                                 -------  -------  ---------
                                                   (Amounts in thousands,
                                                   except per share data)

Numerator:
Net income                                       $12,945  $87,528  $101,072
Preferred stock dividends                              -        -   (10,123)
                                                 -------  -------  ---------

Numerator for basic earnings per share:
   Income available to common stockholders        12,945   87,528    90,949

Effect of dilutive securities:
   Dividends on convertible preferred stock            -        -    10,123
                                                 -------  -------  ---------

Numerator for diluted earnings per share:
   Income available to common stockholders
   after assumed conversions                     $12,945  $87,528  $101,072
                                                 =======  =======  =========

Denominator:
Denominator for basic earnings per share:
   Weighted-average shares outstanding            85,186   87,145    66,976

Effect of dilutive securities:
   Restricted stock grants                           176       49        79
   Employee stock options                             62       59       315
   Warrants                                            -        -     6,146
   Convertible preferred stock                         -        -    11,368
                                                 -------  -------  ---------
                                                     238      108    17,908

Denominator for diluted earnings per share:
   Adjusted weighted-average shares outstanding   85,424   87,253    84,884
                                                 =======  =======  =========

Basic earnings per  common share                 $  0.15  $  1.00  $   1.36
                                                 =======  =======  =========

Diluted earnings per common share                $  0.15  $  1.00  $   1.19
                                                 =======  =======  =========

NOTE  4.     INVESTMENTS

     A  summary  of  net  investment  income  follows:

                                 YEARS ENDED DECEMBER 31,
                              ----------------------------
                                2000      1999      1998
                              --------  --------  --------
                                  (Amounts in thousands)

Interest on fixed maturities  $48,411   $56,638   $70,358
Interest on cash equivalents    2,265     6,954     5,593
                              --------  --------  --------
   Total investment income     50,676    63,592    75,951
                              --------  --------  --------
Equity in net loss of
    21st of Arizona            (1,060)     (451)     (373)
Less investment expense           330       473       432
                              --------  --------  --------
   Net investment income      $49,286   $62,668   $75,146
                              ========  ========  ========


     A summary of realized investment gains and losses before income taxes follows:

                                         YEARS ENDED DECEMBER 31,
                                       -----------------------------
                                         2000       1999      1998
                                       --------  ---------  --------
                                         (Amounts in thousands)

Fixed maturities available-for-sale:
   Gross realized gains                $ 1,685   $ 13,475   $23,030
   Gross realized losses                (6,561)   (14,697)     (390)
                                       --------  ---------  --------
Net realized gain (loss) on
   fixed maturities                     (4,876)    (1,222)   22,640
                                       --------  ---------  --------

Equity securities
   Gross realized gains                    227        945         -
   Gross realized losses                     -          -         -
                                       --------  ---------  --------
Net realized gain on equity
   securities                              227        945         -
                                       --------  ---------  --------
Net realized investment gain (loss)     (4,649)      (277)   22,640
Gain (loss) on disposal of property       (361)      (133)        -
                                       --------  ---------  --------

Total gain (loss)                      $(5,010)  $   (410)  $22,640
                                       ========  =========  ========

     The amortized cost, gross unrealized gains and losses and fair values of investments as of December 31, 2000 and 1999, are as follows:


                                             Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
2000                             Cost        Gains       Losses      Value
----                          ----------  -----------  -----------  --------
                                         (Amounts  in  thousands)
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies               $   14,605  $        40  $       194  $ 14,451
Obligations of states and
   political subdivisions        834,580       10,480        3,219   841,841
Corporate securities              59,814           63        3,514    56,363
                              ----------  -----------  -----------  --------
      Total fixed maturities     908,999       10,583        6,927   912,655
Equity securities                     40          393            -       433
                              ----------  -----------  -----------  --------
      Total investments       $  909,039  $    10,976  $     6,927  $913,088
                              ==========  ===========  ===========  ========


1999
----

U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies               $   15,443  $         9  $       785  $ 14,667
Obligations of states and
   political subdivisions        912,438        1,099       55,984   857,553
Corporate securities              77,920           67        7,225    70,762
                              ----------  -----------  -----------  --------
      Total fixed maturities   1,005,801        1,175       63,994   942,982
Equity securities                     81          482            -       563
                              ----------  -----------  -----------  --------
      Total investments       $1,005,882  $     1,657  $    63,994  $943,545
                              ==========  ===========  ===========  ========

     The amortized cost and fair value of the Company's fixed maturity investments at December 31, 2000, are summarized by contractual maturity as follows:

                 (Amounts in thousands)  Available-for-Sale
                                        --------------------
                                        Amortized     Fair
                 Fixed maturities due:     Cost      Value
                                        ----------  --------

                 2001                   $        -  $      -
                 2002 - 2005                22,147    20,980
                 2006 - 2010               119,146   119,632
                 2011 and thereafter       767,706   772,043
                                        ----------  --------
                       Total            $  908,999  $912,655
                                        ==========  ========

     Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     Details follow concerning the changes in the after-tax items included in "Other Comprehensive Income" in the Consolidated Statements of Stockholders Equity for 2000, 1999 and 1998.

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 2000       1999      1998
                                               --------  ---------  ---------
                                                   (Amounts in thousands)
Unrealized gain (loss) on available-for-sale
   investments, net of tax expense (benefit)
   of $21,608, $(34,508) and $9,587,
   respectively                                $40,128   $(63,884)  $ 17,805

Reclassification adjustment for
   investment gains (losses) included in net
   income, net of tax expense (benefit) of
   $(1,627), $(97) and $7,924, respectively      3,022        180    (14,716)

Minimum pension liability in excess of
   unamortized prior service cost, net of
   deferred income tax benefit of $457 and        (848)      (202)         -
   $109, respectively                          --------  ---------  ---------
Total                                          $42,302   $(63,906)  $  3,089
                                               ========  =========  =========

NOTE  5.     FEDERAL  INCOME  TAXES

     Federal  income  tax  expense  (benefit)  consists  of:

                                  YEARS ENDED DECEMBER 31,
                                ---------------------------
                                   2000     1999     1998
                                ---------  -------  -------
                                  (Amounts in thousands)
Current tax expense (benefit)   $(10,077)  $16,101  $ 3,414
Deferred tax expense (benefit)    (3,961)   17,598   50,884
                                ---------  -------  -------
                                $(14,038)  $33,699  $54,298
                                =========  =======  =======


     The  Company's  net  deferred  tax  asset  is  comprised  of:


                                                   DECEMBER 31,
                                               ------------------
                                                 2000     1999
                                               --------  --------
                                             (Amounts in thousands)
Deferred tax assets:
   Net operating loss carryforward             $ 61,534  $ 33,172
   Alternative minimum tax credit                22,776    33,029
   Unearned premiums                             15,593    14,041
   Unpaid losses and loss adjustment expenses     6,037     5,307
   Non-qualified retirement plans                 3,898     3,623
   Unrealized investment losses                       -    21,817
   Charitable contributions carryforward          2,467         -
   Other                                          2,177     3,890
                                               --------  --------
                                                114,482   114,879
                                               --------  --------

Deferred tax liabilities:
   Unrealized investment gains                      851         -
   Deferred policy acquisition costs              8,830     9,065
   Salvage and subrogation                        1,222       890
   EDP software development costs                31,145    13,673
                                               --------  --------
                                                 42,048    23,628
                                               --------  --------

Net deferred tax asset                         $ 72,434  $ 91,251
                                               ========  ========

     During 2000, the Company had a net operating loss of approximately $82 million. As of December 31, 2000, the Company has a net operating loss carryforward of approximately $177 million for regular tax purposes of which approximately $95 million expires in the year 2009 and $82 million expires in the year 2020, a charitable contribution carryforward expires in 2006 and an alternative minimum tax credit carryforward of $23 million. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. The Company believes that because of its historically strong earnings performance and tax planning strategies available, it is more likely than not that the Company will realize the full benefit of the deferred tax asset; therefore, no valuation allowance has been established.

     A reconciliation of income tax computed at the federal statutory tax rate of 35% for 1998 through 2000 to total income tax expense follows:

                                      YEARS ENDED DECEMBER 31,
                                    -----------------------------
                                       2000      1999      1998
                                    ---------  --------  --------
                                       (Amounts in thousands)
Federal income taxes (benefit) at
   statutory rate                   $   (382)  $42,429   $54,380
Decrease due to:
   Tax-exempt income, net            (12,546)   (8,662)     (403)
   Other                              (1,110)      (68)      321
                                    ---------  --------  --------
Federal income taxes (benefit)      $(14,038)  $33,699   $54,298
                                    =========  ========  ========

     There were no income tax payments required for the year ended December 31, 2000. Payments for income taxes were $19,500,000 and $13,661,000 for the years ended December 31, 1999 and 1998, respectively.

NOTE  6.     DEFERRED  POLICY  ACQUISITION  COSTS

     Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations:

                                          YEARS ENDED DECEMBER 31,
                                      -------------------------------
                                         2000       1999      1998
                                      ---------  ---------  ---------
                                          (Amounts in thousands)
Deferred policy acquisitions costs
   at beginning of year               $ 22,156   $ 16,100   $ 11,510
Acquisition costs deferred              91,617     86,570     62,113
Acquisition costs amortized and
   charged to income during the year   (91,386)   (80,514)   (57,523)
                                      ---------  ---------  ---------
Deferred policy acquisition costs
   at end of year                     $ 22,387   $ 22,156   $ 16,100
                                      =========  =========  =========

NOTE  7.     PROPERTY  AND  EQUIPMENT

     A  summary  of  property  and  equipment  follows  as  of  December  31,

                                              2000       1999
                                           ---------  ---------
                                          (Amounts in thousands)

Furniture and office equipment             $ 47,288   $ 36,034
Automobiles                                   3,575      3,164
Leasehold improvements                       14,153      8,282
Software currently in service                44,504     35,040
Software development projects in progress    74,442     31,970
                                           ---------  ---------
Subtotal                                    183,962    114,490
Less accumulated depreciation               (45,900)   (30,035)
                                           ---------  ---------
                                           $138,062   $ 84,455
                                           =========  =========

     Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: furniture and fixtures - 7 years; equipment - 3 to 5 years; automobiles - 5 years; leasehold improvements - 7 years; software - 3 to 7 years.

NOTE  8.     EMPLOYEE  BENEFITS

Pension  Plan  and  Supplemental  Executive  Retirement  Plan

     The Company sponsors a non-contributory defined benefit pension plan which covers essentially all employees who have completed at least one year of service. The benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. At December 31, 2000, the pension plan's assets were comprised of 33.5% fixed income securities and 66.5% stock index mutual funds.

     The Company also sponsors an unfunded supplemental executive retirement plan that covers certain key employees designated by the Board of Directors. The supplemental plan benefits are based on years of service and compensation during the last three years of employment and are reduced by the benefit payable from the pension plan.

     The net periodic pension cost for these plans was $4,086,000, $4,357,000 and $4,117,000 in 2000, 1999 and 1998, respectively. Accrued pension costs included in the consolidated balance sheets at December 31, 2000 and 1999 are $3,424,000 and $2,499,000, respectively.

Savings  and  Security  Plan

     The Company sponsors a contributory savings and security plan for eligible employees. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee. Contributions charged against operations were $3,089,000, $2,963,000 and $2,728,000 in 2000, 1999 and 1998, respectively.

NOTE  9.     RESERVE  FOR  UNPAID  LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

     The following analysis provides a reconciliation of the activity in the reserve for unpaid losses and loss adjustment expenses (LAE):

                                                          YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                         2000      1999       1998
                                                       --------  ---------  --------
                                                          (Amounts in thousands)
At beginning of year:
     Reserve for losses and LAE, gross of reinsurance  $276,248  $382,003   $437,887
     Reinsurance recoverable                             32,850    42,188     49,469
                                                       --------  ---------  --------
     Reserve for losses and LAE, net of reinsurance     243,398   339,815    388,418
                                                       --------  ---------  --------

     Losses and LAE incurred, net of reinsurance
        Current year                                    704,365   613,760    622,758
        Prior years                                      45,023    (8,696)     3,621
                                                       --------  ---------  --------
     Total                                              749,388   605,064    626,379
                                                       --------  ---------  --------

      Losses and LAE paid, net of reinsurance
        Current year                                    498,602   436,346    423,031
        Prior years                                     227,231   265,135    251,951
                                                       --------  ---------  --------
     Total                                              725,833   701,481    674,982
                                                       --------  ---------  --------

At end of year:
     Reserve for losses and LAE, net of reinsurance     266,953   243,398    339,815
     Reinsurance recoverable                             31,483    32,850     42,188
                                                       --------  ---------  --------
     Reserve for losses and LAE, gross of reinsurance  $298,436  $276,248   $382,003
                                                       ========  =========  ========


     The deficiency that emerged in 2000 related to insured events of prior years primarily resulted from the Company's estimate in 1999 of the beneficial effect on loss costs of laws passed in prior years which limited the rights of uninsured motorists and drunk drivers to collect non-economic damages. The Northridge Earthquake, which occurred on January 17, 1994, significantly affected the operating results and the financial position of the Company. Provisions charged to income for this event amounted to $3.5 million, $2.4 million and $40.0 million in 2000, 1999 and 1998, respectively.

NOTE  10.     BANK  LOAN  PAYABLE

     The Company had a variable-rate revolving credit facility with an outstanding balance of $67.5 million at December 31, 1999.

     In September 2000, the Company exercised its option to prepay the then-remaining balance of $33.75 million, which resulted in a pre-tax charge of $286,000 from the write-off of previously unamortized debt issuance costs. This charge has been included in third quarter interest expense for financial reporting purposes. Interest paid was $2,204,000 in 2000, $5,306,000 in 1999 and $8,660,000 in 1998.


NOTE  11.     REINSURANCE

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

     The effect of reinsurance on premiums written and earned is as follows (amounts in thousands):

                                 YEARS ENDED DECEMBER 31,
       --------------------------------------------------------------------
               2000                   1999                    1998
       --------------------  ----------------------  ----------------------
        Written    Earned     Written      Earned     Written      Earned
       ---------  ---------  ----------  ----------  ----------  ----------

Gross  $910,720   $906,903   $ 880,534   $ 881,523   $ 885,617   $ 885,332
Ceded   (78,593)   (81,417)   (111,721)   (111,100)   (111,903)   (112,468)
       ---------  ---------  ----------  ----------  ----------  ----------
Net    $832,127   $825,486   $ 768,813   $ 770,423   $ 773,714   $ 772,864
       =========  =========  ==========  ==========  ==========  ==========

     Losses and loss adjustment expenses incurred have been reduced by reinsurance ceded as follows:

                                     YEARS ENDED DECEMBER 31,
                                 -------------------------------
                                    2000       1999      1998
                                 ---------  ---------  ---------
                                      (Amounts in thousands)

Gross losses and loss
   adjustment expenses incurred  $824,714   $682,519   $706,316

Ceded losses and loss
   adjustment expenses incurred   (75,326)   (77,455)   (79,937)
                                 ---------  ---------  ---------
Net losses and loss
   adjustment expenses incurred  $749,388   $605,064   $626,379
                                 =========  =========  =========

     In connection with an investment agreement executed in 1994 with AIG, each of the Company's insurance subsidiaries entered into a five-year quota share reinsurance agreement with an AIG affiliate to provide coverage for all ongoing lines of business. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, the subsidiaries ceded 10% of their premiums earned and losses and loss adjustment expenses incurred in connection with policies incepted during the period January 1, 1995, through December 31, 1999. The majority of the Company's reinsurance receivables are due from the AIG affiliate. The AIG affiliate has the option to renew the agreement for each of the four subsequent years at declining coverage percentages of 8%, 6%, 4% and 2%, respectively, and elected to do so in 2000 and 2001 at 8% and 6%, respectively. Ceding commissions of 13.57%, 10.42% and 9.40% were earned by the insurance subsidiaries for 2000, 1999 and 1998, respectively.

     Losses on homeowner policies inforce or incepting between July 1, 1996, and September 30, 1996, are ceded 100% under a separate quota share agreement which is now in run-off.

     Homeowner policies renewed February 15, 1997, through December 31,1999, are covered in full by quota share reinsurance agreements with three reinsurers as follows: National Union Fire Insurance Co. of Pittsburgh, PA (50%), a subsidiary of AIG, St. Paul Fire & Marine Insurance Company Re (25%) and Folksamerica Re Company (25%). The Company's insurance subsidiaries earn a commission on ceded premiums based on a sliding scale dependent on the incurred loss ratio.

     Beginning January 1, 2000, a multilevel catastrophe reinsurance program provides for recoveries of homeowner losses of up to $65 million in excess of $10 million retention per occurrence. Because the Company's homeowner policies do not include any earthquake coverage, its principle catastrophe exposure relates to the potential for fire following an earthquake. In 2000, the company ceded 10.64% of the direct premium earned on homeowners policies related to property coverage in the amount of $2.6 million.

     The Company has a quota share treaty for its Personal Umbrella Policy line of business whereby it cedes 60% of premiums and losses. After the effect of the 10% quota share treaty with AIG discussed earlier, the Company effectively retains 36% of the risk for this line of business from 1995 through 1999. For 2000, the quota share treaty percent is 8% and the retention is 36.8%.

NOTE  12.     LEASE  COMMITMENTS

     The Company leases office space in Woodland Hills, California. The lease expires in November 2014 and may be renewed for two consecutive five-year periods. The Company also leases office space in several other locations throughout California, primarily for claims services.

     Minimum rental commitments under the Company's lease obligations are as follows:


                             (Amounts in thousands)

                             2001        $ 14,579
                             2002          14,389
                             2003          12,994
                             2004          12,032
                             2005          12,059
                             Thereafter   108,959


     Rental expense charged to operations for the years ended December 31, 2000, 1999 and 1998, was $15,448,000, $14,415,000 and $12,879,000, respectively.

NOTE  13.  STATUTORY  CAPITAL  AND  SURPLUS

     State insurance laws and regulations of the California Department of Insurance (CDOI) prescribe accounting practices, which differ from GAAP, for determining statutory net income and policyholders' surplus for insurance companies. The statutory-basis policyholders' surplus of the Company's insurance subsidiaries was $475.6 million and $581.4 million as of December 31, 2000 and 1999, respectively. The statutory-basis net income was $11.1 million, $100.1 million and $154.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The maximum amount of dividends which can be paid by California insurance companies without prior approval of the CDOI is limited to the greater of 10% of policyholders' surplus as of the preceding December 31 or net income for the preceding year. Statutory regulations also require that dividends be paid from earned surplus. At December 31, 2000, the amount of dividends available to the Company from its insurance subsidiaries during 2001 not limited by such restrictions is approximately $46.7 million.

     The National Association of Insurance Commissioners developed a revised Accounting Practices and Procedures Manual (the "Codification") that became effective for California-domiciled insurance companies on January 1, 2001. To some extent, the new Codification prescribes changes to the statutory accounting practices that the Company and its insurance subsidiaries will use to prepare their statutory-basis financial statements for periods ending after December 31, 2000. Management believes the impact of these changes to the Company and its insurance subsidiaries' statutory-basis capital and surplus as of January 1, 2001, will not be significant.

NOTE  14.     STOCK-BASED  COMPENSATION

     The Company has two separate stock compensation plans: the 1995 Stock Option Plan, which provides for grants of stock options to key employees and non-employee directors of the Company, and the Restricted Shares Plan, which provides for stock grants to key employees.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value of stock grants made under the Restricted Shares Plan is amortized to expense under APB 25 over the vesting period of the grants. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and, therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

1995  Stock  Option  Plan

     The aggregate number of common shares issued and issuable under the Plan currently is limited to 4,000,000. At December 31, 2000, 1,179,693 common shares remain available for future grants. All options granted have ten-year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods.

     Exercise prices for options outstanding at December 31, 2000, ranged from $12.50 to $29.25. The weighted-average remaining contractual life of those options is 7.8 years.

A summary of the Company's stock option activity and related information follows:

                                                       Weighted-Average
                                           Number of      Exercise
                                            Options         Price
                                       -----------------  ---------
Options outstanding January 1, 1998           1,161,750   $   18.71
Granted in 1998                                 606,250       29.09
Exercised in 1998                              (122,320)      18.80
Forfeited in 1998                               (16,000)      28.36
                                       -----------------
Options outstanding December 31, 1998         1,629,680       22.47
Granted in 1999                                 598,800       17.81
Exercised in 1999                               (42,833)      15.03
Forfeited in 1999                               (88,000)      23.43
                                       -----------------
Options outstanding December 31, 1999         2,097,647      21. 26
Granted in 2000                               1,034,925       19.97
Exercised in 2000                              (100,682)      16.73
Forfeited in 2000                              (211,583)      22.68
                                       -----------------
Options outstanding December 31, 2000         2,820,307       20.75
                                       =================


The Company's pro forma information using the Black-Scholes valuation model follows:

                                          YEARS ENDED DECEMBER 31,
                                         -------------------------
                                          2000     1999     1998
                                         -------  -------  -------
Estimated weighted-average of the fair
   value of options granted              $  6.72  $  4.03  $  8.88
Pro forma net income (in thousands)      $11,902  $87,574  $94,659
Pro forma earnings per share - basic     $  0.14  $  1.00  $  1.26
Pro forma earnings per share - diluted   $  0.14  $  1.00  $  1.12


     For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 5.93% to 6.82% for 2000, 5.48% for 1999 and 5.02% to 5.65% for 1998; dividend yields of 2.50%
for 2000, 3.59% in 1999 and ranging from 1.98% to 2.33% in 1998; volatility factors of the expected market price of the Company's common stock ranging from 0.20 to
0.32 for 2000 and 0.23 for both 1999 and 1998; and a weighted-average expected life of the options of 8 years in 2000, 1999 and 1998.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

Restricted  Shares  Plan

     The Restricted Shares Plan currently provides for grants of up to 1,421,920 shares of common stock to be made available to key employees as determined by the Key Employee Incentive Committee of the Board of Directors. Restrictions are removed on 20% of the shares of each employee on January 1 of each of the five years following the year of grant. Upon issuance of grants of common shares under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year vesting period of the grant. As a consequence of AIG's acquiring a controlling interest in the Company, the previously unamortized balance of $2,280,000 as of July 27, 1998, was recognized as a charge to income. Total amortization expense relating to the Restricted Shares Plan was $178,000 and $2,698,900 in 2000 and 1998, respectively. There was no amortization expense in 1999. The Board of Directors decided in November 2000 to discontinue this plan as a major component of its long-term incentive program. In the future, restricted share awards are intended be used on a selective basis to reward key contributions, recruit new executives or key personnel or for similar purposes.

A  summary  of  grants  under  the  plan  from  1998  through  2000  follows:

                                 Common       Market Price Per
                                 Shares    Share on Date of Grant
                                ---------  -----------------------
Outstanding, January 1, 1998     119,594
Granted in 1998                   44,100   $                 26.00
Vested in 1998                  (163,694)
Canceled or forfeited                  -
                                ---------
Outstanding, December 31, 1998         -
Granted in 1999                   49,275   $                 18.06
Vested in 1999                         -
Canceled or forfeited                  -
                                ---------
Outstanding, December 31, 1999    49,275
Granted in 2000                  160,175   $                 18.67
Vested in 2000                    (9,855)
Canceled or forfeited            (23,457)
                                ---------
Outstanding, December 31, 2000   176,138
                                =========

NOTE  15.     LITIGATION

     In the normal course of business, the Company is named as a defendant in lawsuits related to claim issues. Some of the actions request exemplary or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate.

Currently included in this class of litigation are certain actions that arose out of the Northridge Earthquake. Most of these actions seek to resolve claims involving disputed damages or to contest the applicability of the statute of limitations, or to pursue claims revived by SB 1899. The resolution of such litigation has an element of uncertainty and although the impact on future results of operations cannot be estimated, the Company does not believe that the ultimate outcome of any pending action will have a material effect on its consolidated financial condition or results of operations.

NOTE  16.     NORTHRIDGE  EARTHQUAKE

     California SB 1899 took effect January 1, 2001, potentially reviving certain insurance claims arising out of the 1994 Northridge Earthquake that previously were barred by the applicable statute of limitations, the policy contract or settlement agreements. The Company continues to believe this statute violates federal and state constitutional provisions prohibiting impairment of contracts and supports a legal challenge to the law being undertaken by another insurer and two industry trade groups. However, to mitigate the risk of an adverse determination, the Company has begun adjusting and settling claims made under SB 1899 while reserving its right to assert the unconstitutionality of the law as a defense to any claim or action. As of February 28, 2001, approximately one percent of previously reported Northridge earthquake claims have been presented for reconsideration under SB 1899. At this time, the Company cannot predict how many claims ultimately may require adjustment under the statute. The Company incurred over $1.1 billion in earthquake-related losses and expenses, closing 94% of the total 46,000 claims within the first year and 98.6% without litigation.

NOTE  17.     UNAUDITED  QUARTERLY  RESULTS  OF  OPERATIONS

     The  summarized  unaudited quarterly results of operations were as follows:

                                              QUARTER ENDED
                        --------------------------------------------------------
                         MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                        -----------  ----------  ---------------  --------------
                             (Amounts in thousands, except per share data)

2000
----
Net premiums earned     $  200,271   $ 207,062   $      208,109   $     210,044
Net investment income       13,050      12,427           12,303          11,506
Realized investments        (3,743)     (1,255)            (299)            287
   gains (losses)
Net income                   3,654       4,960            2,570           1,761
Basic earnings
   per common share           0.04        0.06             0.03            0.02
Diluted earnings
   per common share           0.04        0.06             0.03            0.02

1999
----
Net premiums earned     $  194,345   $ 192,299   $      191,234   $     192,545
Net investment income       17,899      16,201           14,681          13,887
Realized investment          7,249       3,290           (7,195)         (3,754)
   gains (losses)
Net income                  28,913      32,923           18,372           7,320
Basic earnings per
   common share               0.33        0.38             0.21            0.08
Diluted earnings
   per common share           0.33        0.38             0.21            0.08

NOTE  18.     RESULTS  OF  OPERATIONS  BY  LINE  OF  BUSINESS

     The following table presents premium revenue and underwriting profit (loss) for the Company's insurance lines on a GAAP basis for the years ended December 31.

                             Personal      Other Personal
(Amounts in thousands)         Auto             Lines           Earthquake   Total
                            ----------  ----------------------  ---------  ---------
2000
Gross premiums written      $ 878,239   $              32,481   $      -   $910,720
Net premiums earned         $ 802,713   $              22,784   $    (11)  $825,486
Underwriting profit (loss)  $ (39,975)  $                 972   $ (3,464)  $(42,467)
Loss and  LAE ratio              90.8%                   75.5%         -       90.8%
Underwriting ratio               14.2%                   20.2%         -       14.4%
Combined ratio                  105.0%                   95.7%         -      105.2%

1999
Gross premiums written      $ 853,004   $              27,530   $      -   $880,534
Net premiums earned         $ 769,168   $               1,255   $      -   $770,423
Underwriting profit (loss)  $  78,302   $              (9,817)  $ (2,497)  $ 65,988
Loss and  LAE ratio              77.5%                      -          -       78.6%
Underwriting ratio               12.3%                      -          -       12.9%
Combined ratio                   89.8%                      -          -       91.5%

1998
Gross premiums written      $ 858,263   $              27,357   $     (3)  $885,617
Net premiums earned         $ 772,267   $                 817   $   (220)  $772,864
Underwriting profit (loss)  $ 112,703   $              (4,610)  $(40,230)  $ 67,863
Loss and  LAE ratio              74.9%                      -          -       81.0%
Underwriting ratio               10.5%                      -          -       10.2%
Combined ratio                   85.4%                      -          -       91.2%


     Personal  Auto.  Underwriting  profit  in the auto line decreased by $118.3
     --------------
million in 2000 compared to 1999. The decrease was caused principally by the estimate in 1999 of the beneficial effect on loss costs of laws passed in prior years which limited the rights of uninsured motorists and drunk drivers to collect non-economic damages. Underwriting profit declined $34.4 million in 1999 from 1998 as a result of increasing losses and a 6.85% rate decrease that was effective in February 1999.

     Other  Personal  Lines.  An  underwriting  profit  was generated in 2000 as
     ----------------------
policies-in-force increased. The $9.8 million underwriting loss in 1999 was primarily due to a $6.75 million charge taken in the second quarter in connection with a settlement reached in April 1998 with the CDOI. The settlement enabled the Company to resume sales of new homeowner policies in 1999. The 1998 underwriting loss is primarily due to the Company's not being able to write new business.

     Earthquake.  See  Note  9  of  Notes  to Consolidated Financial Statements.
     ----------

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

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  OFFICERS  OF  THE  REGISTRANT

     Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2001 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  11.     EXECUTIVE  COMPENSATION

     Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2001 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2001 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Certain Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2001 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K. All related party transactions which require disclosure are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.

                                         PART IV
                                         -------


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
           REPORTS  ON  FORM  8-K


(a) DOCUMENTS FILED WITH THIS REPORT                                                 PAGE

  (1) FINANCIAL STATEMENTS

  The following consolidated financial statements of the Company are filed as a part of this report:
     (i)   Report of independent auditors;. . . . . . . . . . . . . . . . . . . . .    27
     (ii)  Consolidated balance sheets - December 31, 2000 and 1999;. . . . . . . .    28
     (iii) Consolidated statements of income - Years ended December 31, 2000,
           1999 and 1998;. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30
     (iv)  Consolidated statements of stockholders' equity - Years ended December
           31, 2000, 1999 and 1998;. . . . . . . . . . . . . . . . . . . . . . . .     31
     (v)   Consolidated statements of cash flows - Years ended December 31, 2000,
           1999 and 1998;. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32
     (vi)  Notes to consolidated financial statements . . . . . . . . . . . . . . .    34


  (2) SCHEDULES

  The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

  Schedule II - Condensed Financial Information of Registrant . . . . . . . . . . .    64

  Schedules I, III, IV and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)  EXHIBITS  REQUIRED

     The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are incorporated by reference as indicated below:

          3(a) Articles  of  Incorporation,  as  amended, incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1994
          3(b) Bylaws, as amended, incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1998

     The following contract is incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1985:

          10(a)  Life  Insurance  Agreement  for  key  officers

     The following contracts are incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1987:

          10(b) Amendment to 21st Century Insurance Group Restricted Shares Plan

          10(c) Split Dollar Insurance Agreement between the Company and Stanley
                M.  Burke,  as  trustee  of  the  1983  Foster  Insurance  Trust

     The following contract is incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1988:

          10(d) Amendment to 21st Century Insurance Group Supplemental Executive
                Retirement  Plan

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

          10(g) Investment and Strategic Alliance Agreement between the Company and American International Group, Inc.

     The following contract is incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1994:

          10(h) Amendment No. 1 to Investment and Strategic Alliance Agreement between the Company and American International Group, Inc.

     The following contract is incorporated herein by reference from the Registrant's Form S-8 dated July 26, 1995:

          10(i) 21st Century Insurance Group Stock Option Plan for eligible employees and non-employee directors

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

          10(k) Quota Share Reinsurance Agreement between the Company and American International Group, Inc., as amended

     The following contracts are incorporated herein by reference from the Registrant's Form 10-K for the year ended December 31, 1996:

          10(l)  Forms  of  Stock  Option  Agreements

          10(m)  Form  of  Restricted  Shares  Agreement

          10(n) 21st Century Insurance Group Supplemental Executive Retirement Plan, as amended

          10(o) 21st Century Insurance Group Pension Plan, 1994 Amendment and Restatement

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

          23   Consent  of  Independent  Auditors,  filed  herewith

(b)  REPORTS  ON  FORM  8-K.

     There were no reports on Form 8-K filed for the three months ended December 31, 2000.

                                                                     SCHEDULE II

                  21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                        DECEMBER 31,
                                                    -------------------
                                                      2000      1999
                                                    --------  ---------
                                                   (Amounts in thousands,
                                                     except share data)

                               ASSETS

Cash                                                $     47  $ 41,986
Investments with fixed maturities                     97,540         -
Prepaid loan fees                                          -       613
Accounts receivable from subsidiaries and
     Affiliates, net of payables                           -    41,983
Investment in unconsolidated insurance
     subsidiaries and affiliates, at equity          615,393   649,273
Other assets                                          98,635    69,566
                                                    --------  ---------
     Total assets                                   $811,615  $803,421
                                                    ========  =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses               $ 18,224  $ 15,084
Accounts payable to subsidiaries and affiliates,
     net of receivables                               72,830         -
Bank loan payable                                          -    67,500
                                                    --------  ---------
     Total liabilities                                91,054    82,584
                                                    --------  ---------

Stockholders' equity:
Preferred stock, par value $1 per share;
authorized 500,000 shares, none                            -         -
outstanding

Series A convertible preferred stock, par value
1 per share,  stated value $1,000 per share;
authorized 376,126 shares,                                 -         -
none outstanding

Common stock, without par value; authorized
110,000,000 shares, outstanding 85,145,817
in 2000 and 85,918,680 in 1999                       415,064   429,623

Retained earnings                                    303,714   331,733
Accumulated other comprehensive income (loss)
    of insurance subsidiaries - net                    1,783   (40,519)
                                                    --------  ---------
    Total stockholders' equity                       720,561   720,837
                                                    --------  ---------
   Total liabilities and stockholders equity        $811,615  $803,421
                                                    ========  =========

                                                                     SCHEDULE II

                  21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                               YEARS ENDED DECEMBER 31,
                                             -----------------------------
                                                2000      1999     1998
                                             ----------  -------  --------
                                                (Amounts in thousands,
                                                except per share data)

Revenues
   Dividends received from subsidiaries (1)  $ 181,924   $20,000  $ 97,256
   Interest                                        807     4,972     3,810
                                             ----------  -------  --------
      Total                                    182,731    24,972   101,066

Expenses
   Loan interest and fees                        2,900     7,020    10,278
   General and administrative                       77       110       820
                                             ----------  -------  --------
      Total                                      2,977     7,130    11,098
                                             ----------  -------  --------
   Income before income federal
       income taxes                            179,754    17,842    89,968
   Federal income tax benefit                      414       756     2,139
                                             ----------  -------  --------


Net income  before equity in
   undistributed income of subsidiaries        180,168    18,598    92,107
Equity in undistributed income (loss)
   of subsidiaries                            (167,223)   68,930     8,965
                                             ----------  -------  --------

Net income                                   $  12,945   $87,528  $101,072
                                             ==========  =======  ========

Earnings per common share

   Basic                                     $    0.15   $  1.00  $   1.36
                                             ==========  =======  ========

   Diluted                                   $    0.15   $  1.00  $   1.19
                                             ==========  =======  ========


(1) Excludes accrued dividends of $3.1 million at December 31, 2000, and $90 million at December 31, 1999.

                                                                     SCHEDULE II

                     21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               STATEMENTS OF CASH FLOWS


                                                         YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2000        1999       1998
                                                     ----------  ----------  ---------
                                                          (Amounts in thousands)

Net cash provided by
     operating activities                            $ 216,017   $  53,807   $114,585

Investing activities:

Capital contributed to 21st of Arizona                  (2,117)       (343)    (1,470)

Net purchase of investments available for sale         (97,540)          -          -

Net purchases of equipment                             (35,097)    (32,860)   (25,063)
                                                     ----------  ----------  ---------

Net cash used in investing activities                 (134,754)    (33,203)   (26,533)
                                                     ----------  ----------  ---------

Financing activities:

Repurchase of common stock,
     net of options exercised                          (16,598)    (33,285)         -

Proceeds from exercise of options                        1,860         641      2,460

Proceeds from exercise of warrants                           -           -    145,600

Bank loan principal repayment                          (67,500)    (45,000)   (45,000)

Dividends paid                                         (40,964)    (55,742)   (51,608)
                                                     ----------  ----------  ---------

Net cash provided by (used in) financing activities   (123,202)   (133,386)    51,452
                                                     ----------  ----------  ---------

Net increase (decrease) in cash                        (41,939)   (112,782)   139,504

Cash, beginning of year                                 41,986     154,768     15,264
                                                     ----------  ----------  ---------

Cash, end of year                                    $      47   $  41,986   $154,768
                                                     ==========  ==========  =========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          21st CENTURY INSURANCE GROUP
                                  (Registrant)


Date:  March 23, 2001                   By:
       --------------                      -------------------------------------
                                                     Bruce W. Marlow
                                           President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 23rd of March, 2001.

              SIGNATURE                                   TITLE
              ---------                                   -----



                                           President and Chief Executive Officer
                                                (Principal Executive Officer)
----------------------------------------
           Bruce W. Marlow



                                                    Senior Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)
----------------------------------------
          Robert B. Tschudy



                                                         Controller
                                              (Principal Accounting Officer)
----------------------------------------
           John M. Lorentz

              SIGNATURE                                   TITLE
              ---------                                   -----


                                                    Chairman of the Board
----------------------------------------
          Robert M. Sandler


                                                          Director
----------------------------------------
        John B. De Nault, III


                                                          Director
----------------------------------------
          William N. Dooley


                                                          Director
----------------------------------------
         R. Scott Foster, M.D.


                                                          Director
----------------------------------------
         Roxani M. Gillespie


                                            Chief Executive Officer and Director
----------------------------------------
            Bruce W. Marlow


                                                          Director
----------------------------------------
          James P. Miscoll


                                                          Director
----------------------------------------
          Gregory M. Shepard


                                                          Director
----------------------------------------
           Howard I. Smith