Form 10-K/A
period 2000-12-31
21ST CENTURY INSURANCE GROUP
filed 2001-04-30
CIK 100331

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


     The homeowners program utilizes an extended replacement cost policy, thereby limiting the insured's recovery to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provide for a minimum dwelling amount of $65,000 and a maximum dwelling amount of $750,000. Personal liability coverage limits of $100,000, $200,000 and $300,000 are available.


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

INVESTMENT  INCOME


     Total pre-tax investment income, excluding equity in the net loss of 21st of Arizona and before deducting investment expenses, was $50.7 million in 2000 compared to $63.6 million in 1999 and $76.0 million in 1998. Average invested assets decreased 14.6% in 2000 compared to an increase of 0.4% in 1999 and 5.4% in 1998. Average invested assets decreased in 2000 compared to 1999 primarily due to the net sale of investments to cover: the payoff of the bank loan of $67.5 million, acquisitions of property and equipment, and dividends to stockholders. The increase in invested assets in 1998 was primarily due to $145.6 million received from the exercise of AIG's common stock warrants in the third quarter of 1998. The average annual pre-tax yield on invested assets was 5.15% in 2000, 5.52% in 1999 and 6.62% in 1998. The average annual after-tax yield on invested assets was 4.62% in 2000, 4.34% in 1999 and 4.35% in 1998.


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
                                               ========  ========

     During 2000, the Company had a net operating loss of approximately $82 million. As of December 31, 2000, the Company has a net operating loss carryforward of approximately $177 million for regular tax purposes of which approximately $95 million expires in the year 2009 and $82 million expires in the year 2020, a charitable contribution carryforward of $2.5 million which expires in 2006 and an alternative minimum tax credit carryforward of $23 million. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.


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

     Other  Personal  Lines.  An  underwriting  profit  was generated in 2000 as
     ----------------------
policies-in-force increased. The $9.8 million underwriting loss in 1999 was primarily due to a $6.75 million charge taken in the second quarter in connection with a settlement reached in April 1999 with the CDOI. The settlement enabled the Company to resume sales of new homeowner policies in 1999. The 1998 underwriting loss is primarily due to the Company's not being able to write new business.


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