Form 10-Q
period 2001-03-31
21ST CENTURY INSURANCE GROUP
filed 2001-05-08
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001                   Commission File Number 0-6964

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


        Registrant's telephone number, including area code (818) 704-3700
                              Web site: www.i21.com

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

            Class                              Outstanding at April 30, 2001
Common Stock, Without Par Value                      85,176,716 shares

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Amounts in thousands)


                                                 March 31,   December 31,
                                                    2001         2000
                                                -----------  -------------
                                                (Unaudited)

ASSETS

Investments, available-for-sale, at fair value
   and cash:
  Fixed maturities                               $  906,724  $     912,655
  Equity securities                                     362            433
  Cash and cash equivalents                          14,618          7,240
                                                 ----------  -------------
       Total investments and cash                   921,704        920,328
Accrued investment income                            12,710         12,569
Premiums receivable                                  81,728         78,983
Reinsurance receivables and recoverables             46,637         50,075
Prepaid reinsurance premiums                         17,044         20,300
Deferred income taxes                                69,020         72,434
Deferred policy acquisition costs                    26,810         22,387
Property and equipment, net of accumulated
   depreciation                                     151,161        138,062
Other assets                                         36,075         22,937
                                                 ----------  -------------
TOTAL ASSETS                                     $1,362,889  $   1,338,075
                                                 ==========  =============

See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                    (Amounts in thousands, except share data)

                                                   March 31,   December 31,
                                                      2001         2000
                                                   ----------  -------------
                                                   (Unaudited)
LIABILITIES

Unpaid losses and loss adjustment expenses         $  295,961  $     298,436
Unearned premiums                                     240,855        236,519
Claims checks payable                                  37,492         35,982
Reinsurance payable                                    11,341         15,989
Other liabilities                                      54,692         30,588
                                                   ----------  -------------
      Total liabilities                               640,341        617,514
                                                   ----------  -------------

STOCKHOLDERS' EQUITY

Common stock, without par value; authorized
   110,000,000 shares, outstanding 85,194,591 in
   2001 and 85,145,817 in 2000                        415,450        415,064
Accumulated other comprehensive income                  5,493          1,783
Retained earnings                                     301,605        303,714
                                                   ----------  -------------
     Total stockholders' equity                       722,548        720,561
                                                   ----------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,362,889  $   1,338,075
                                                   ==========  =============

See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share data)
                                  (Unaudited)

                                       Three Months Ended
                                           March 31,
                                      --------------------
                                        2001       2000
                                      ---------  ---------
REVENUES

Net premiums earned                   $214,611   $200,272
Net investment income                   11,805     13,225
Realized investment gains (losses)       1,116     (3,743)
Other                                      (79)      (175)
                                      ---------  ---------
                                       227,453    209,579
                                      ---------  ---------

LOSSES AND EXPENSES

Losses and loss adjustment expenses    194,636    178,857
Policy acquisition costs                24,126     21,690
Other operating expenses                 5,488      7,346
Interest and fees expense                    -      1,137
                                      ---------  ---------
                                       224,250    209,030
                                      ---------  ---------

Income before federal income taxes       3,203        549
Federal income tax benefit              (1,719)    (3,106)
                                      ---------  ---------

NET INCOME                            $  4,922   $  3,655
                                      =========  =========

EARNINGS PER SHARE
------------------
   Basic                              $   0.06   $   0.04
                                      =========  =========

   Diluted                            $   0.06   $   0.04
                                      =========  =========

See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                                  (Unaudited)


                                    Three Months Ended March 31, 2001
                            ----------------------------------------------------
                                                         Accumulated
                                                            Other
                               Common       Retained    Comprehensive
                                Stock       Earnings        Income           Total
                            -------------  ----------   --------------    ----------
Balance at January 1, 2001  $    415,064   $ 303,714    $        1,783    $ 720,561
Comprehensive income                           4,922 (1)         3,710 (2)    8,632
Cash dividends declared                       (6,827)                        (6,827)
Other                                386        (204)                           182
                            -------------  ----------   --------------    ----------
Balance at March 31, 2001   $    415,450   $ 301,605    $        5,493    $ 722,548
                            =============  ==========   ==============    ==========

(1)  Net  income  for  the  three  months  ended  March  31,  2001.
(2) Net change in accumulated other comprehensive income for the three months ended March 31, 2001, comprises net unrealized gains on available-for-sale invests of $4,457 (net of income tax expense of $2,400) less the reclassification adjustment for gains included in net income of $747 (net of income tax benefit of $402).

See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       2001      2000
                                                     --------  ---------
OPERATING ACTIVITIES

Net income                                           $ 4,922   $  3,655
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Provision for depreciation and amortization       4,789      3,382
     Provision for deferred income taxes               1,417     (3,106)
     Realized (gains) losses on sale of investments   (1,150)     3,716
     Amortization of restricted stock grants             136         45
     Federal income taxes                             (3,114)     3,490
     Reinsurance balances                              2,046      1,261
     Unpaid losses and loss adjustment expenses       (2,474)    (2,174)
     Unearned premiums                                 4,337     10,348
     Claims checks payable                             1,510      1,286
     Net change in other assets                       (6,270)   (10,748)
     Net change in other liabilities                  12,869      8,982
                                                     --------  ---------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES                       $19,018   $ 20,137

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                             (Amounts in thousands)
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                    2001       2000
                                                 ----------  ---------

INVESTING ACTIVITIES

   Investments available-for-sale:
     Purchases                                   $(114,035)  $(55,100)
     Calls or maturities                             1,190          -
     Sales                                         125,610     71,398
   Net purchases of property and equipment         (17,828)   (11,965)
                                                 ----------  ---------
      NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                       (5,063)     4,333

FINANCING ACTIVITIES

   Common stock repurchased                              -    (13,933)
   Bank loan principal repayment                         -    (22,500)
   Dividends paid                                   (6,827)   (13,689)
   Proceeds from the exercise of stock options         250          -
                                                 ----------  ---------
      NET CASH USED IN FINANCING ACTIVITIES         (6,577)   (50,122)
                                                 ----------  ---------

Net increase (decrease) in cash                      7,378    (25,652)
Cash and cash equivalents, beginning of period       7,240     45,034
                                                 ----------  ---------
Cash and cash equivalents, end of period         $  14,618   $ 19,382
                                                 ==========  =========

See  accompanying  notes  to  financial  statements.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.   Basis  of  Presentation

     The accompanying unaudited consolidated financial statements of the 21st Century Insurance Group and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company is principally dependent on premiums and the investment income from its investment portfolio to pay claims and operating expenses. Loss and loss adjustment expense payments and investments in new technology are the most significant uses of cash for the Company. The Company continually monitors payments to provide projections of future cash requirements.

In the first quarter of 2001, the Company registered an underwriting loss. Although the Company's liquidity and capital needs have been adequately met by cash flow from operations and investment activities in this period, the following corrective actions have been taken to restore underwriting profitability:

- Implementation of a class plan revision for the California auto program effective September 1, 2000, which rebalances rating factors to create a more accurately priced book of business.
- A 6.4% rate increase in the California auto program implemented on November 1, 2000.
-    A  21%  overall  rate  increase  in  Oregon  effective  November  1,  2000.
-    A  25%  overall  rate  increase  in  Washington  effective January 6, 2001.
-    A  12.6%  overall  rate  increase  in  Nevada  effective  March  15,  2001.
- In the first quarter of 2001, the Company filed a request for overall rate increases of 5% in the California auto program and 6.9% in the homeowners line. These filings are pending regulatory approval.

These pricing changes above will not be fully evident in the Company's reported financial results for several months after regulatory approval as premiums are earned over policy terms for financial reporting purposes.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

Funds required by the Company to pay dividends and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law which allows the payment from earned surplus of up to the greater of prior year statutory net income or 10% of surplus without prior approval from the state. During 2001, the insurance subsidiaries could pay dividends to the holding company of $46.7 million without prior approval. As of March 31, 2001, the Company's insurance subsidiaries had a combined statutory surplus of $472.3 million compared to a combined statutory surplus of $475.6 million at December 31, 2000. The Company's ratio of net written premium to surplus was 1.6 at March 31, 2001 compared to 1.4 at March 31, 2000 and 1.8 at December 31, 2000. Cash and investments at the holding company were $95.2 million at March 31, 2001 as compared to $97.8 million at December 31, 2000.

Cash and invested assets as of March 31, 2001 had a fair value of $921.7 million compared to $920.3 million at December 31, 2000. Investment grade bonds comprised over 99% of the fair value of the fixed-maturity portfolio at March 31, 2001. Of the Company's total investments at March 31, 2001, 82.6% were invested in tax-exempt, fixed-income securities compared to 90.3% at December 31, 2000. As of March 31, 2001, the after-tax unrealized gain on investments was $5.5 million compared to an after-tax unrealized gain of $1.8 million as of December 31, 2000.

In September 2000, the Company exercised its option to prepay a $33.8 million variable-rate line of credit. Interest payments for the first three months of 2000 totaled approximately $1.1 million.

UNDERWRITING  RESULTS

Gross premiums written in the first quarter of 2001 increased $3.0 million (1.3%) to $236.9 million from $233.9 million in the same period of 2000 primarily as a result of the November 2000 6.4% rate increase in the California auto program partially offset by the effects of a decline in the number of vehicles insured. Net premiums earned increased $14.3 million (7.2%) for the quarter ended March 31, 2001 over the quarter ended March 31, 2000, primarily because of the scheduled decrease in the cession rate under the AIG quota share reinsurance treaty from 8% in 2000 to 6% in 2001 and the combined effects of the rate increase and insured unit decline previously mentioned.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

The combined ratio decreased from 107.2% for the fourth quarter of 2000 to 104.5% for the quarter ended March 31, 2001, mainly due to the effect of the rate increase. For the first quarter of 2000, the combined ratio was 103.8%. Net paid losses and loss adjustment expenses increased $13.3 million (7.4%) from $180.5 million for the quarter ended March 31, 2000 to $193.8 million for the comparable period of 2001. Net incurred losses and loss adjustment expenses (net paid losses plus the net change in loss reserves) increased $15.7 million (8.8%) from $178.9 million for the quarter ended March 31, 2000 to $194.6 million for the comparable period of 2001. The 2001 amount for net losses and loss adjustment expenses included $4.6 million relating to the 1994 Northridge Earthquake, including $2.3 million relating to SB 1899 (see discussion below under Recent Legislation), while there was no comparable figure for 2000.

Loss costs began trending upwards in the third quarter of 1999 after several years in which the Company's underwriting results had benefited from declining trends. The higher loss costs can be expected to negatively impact the Company's underwriting results over the near term. Recent changes in the Company's pricing strategy (as discussed previously in Liquidity and Capital Resources) will not be fully evident in the Company's reported financial results for several months following regulatory approval as premiums are earned over policy terms for financial reporting purposes.

The ratio of net underwriting expenses (excluding loan interest and amortization of deferred loan fees) to net premiums earned was 13.8% and 14.5% for the quarters ended March 31, 2001 and 2000, respectively. The decline in the ratio is mainly due to an increase in earned premiums, which more than offset the increase in underwriting expenses.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

INVESTMENT  INCOME

Compared to the same period in 2000, net pre-tax investment income decreased 10.7% for the quarter ended March 31, 2001 primarily because of a decrease of 11.2% in average invested assets. The decline in invested assets was due to funds being used for payment of the bank loan, acquisitions of property and equipment, and dividends to stockholders. The average annual pre-tax yield on invested assets for the three-month period ended March 31, 2001 was 5.2% compared to 5.1% for the same period in 2000. On an after tax basis, the comparable yields were 4.6% for the first quarters of both 2001 and 2000.

21ST  CENTURY  INSURANCE  COMPANY  OF  ARIZONA

21st Century Insurance Company of Arizona ("21st of Arizona"), a joint venture which is owned 51% by American International Group ("AIG") and 49% by the Company, writes private passenger automobile policies in Arizona. The Company's investment in and advances to this venture, which are accounted for by the equity method, totaled $5.9 million at March 31, 2001 and $4.0 million at December 31, 2000, and are included in other assets in the consolidated balance sheet. The Company's share of the net loss of this venture was $79,000 for the three months ended March 31, 2001, and $175,000 for the same period in 2000.

RECENT  LEGISLATION

California SB 1899 took effect January 1, 2001, potentially reviving certain insurance claims arising out of the 1994 Northridge earthquake that previously were barred by the applicable statute of limitations, the policy contract or settlement agreements. The Company continues to believe this statute violates federal and state constitutional provisions prohibiting impairment of contracts and supports a legal challenge to the law being undertaken by another insurer and two industry trade groups. However, to mitigate the risk of an adverse determination, the Company has begun adjusting and settling claims made under SB 1899 while reserving its right to assert the unconstitutionality of the law as a

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES defense to any claim or action. As of March 31, 2001, approximately 600 previously reported Northridge earthquake claims have been presented for reconsideration under SB 1899. Approximately 20 percent of claims have been closed at a cost of $2.3 million including adjustment and other expenses. At this time, the Company cannot predict how many claims ultimately may require adjustment under the statute or their ultimate cost. The Company incurred more than $1.1 billion in earthquake-related losses and expenses, closing 94% of the total 46,000 claims within the first year and 98.6% without litigation.

FORWARD-LOOKING  STATEMENTS

Statements contained herein which are not historical facts may be considered forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 relating to, among other things, the Company's future performance and operations, management's future plans and goals, and business environment changes. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: the effects of competition and competitors' pricing actions; unanticipated adverse underwriting and claims experience, including revived claims under SB 1899; systems and customer service problems, including potential negative effects of power shortages in California; adverse developments in financial markets or interest rates; and unanticipated results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases and product changes. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)  Reports  on  Form  8-K

     A report on Form 8-K was filed on March 19, 2001, regarding the resignation of Robert B. Tschudy, Senior Vice President and Chief Financial Officer, effective March 30, 2001.

                  21ST CENTURY INSURANCE GROUP AND SUBSIDARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        21ST  CENTURY  INSURANCE  GROUP
                                       -----------------------------------
                                                  (Registrant)



Date      May  3,  2001                         /S/  BRUCE  W.  MARLOW
       -------------------------       -----------------------------------
                                                BRUCE  W.  MARLOW
                                        President and Chief Executive Officer



Date      May  3,  2001                         /S/  DOUGLAS  K.  HOWELL
       -------------------------       -----------------------------------
                                                DOUGLAS  K.  HOWELL
                                          Senior  Vice  President  and
                                           Chief  Financial  Officer