Form 10-Q
period 2001-06-30
21ST CENTURY INSURANCE GROUP
filed 2001-07-27
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001                 Commission  File  Number  0-6964
                                                                          ------

                          21ST CENTURY INSURANCE GROUP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                     95-1935264
-------------------------------                 --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation  or  organization)                            Number)

6301 Owensmouth Avenue, Woodland Hills, California                91367
--------------------------------------------------               --------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (818) 704-3700 Web site : www.i21.com

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

YES     X                   NO
     -------                   -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding  at  July  16,  2001
Common  Stock,  Without  Par  Value                  85,204,090  shares

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEET
                                                                    June 30,    December 31,
(Amounts in thousands, except share data)                             2001          2000
---------------------------------------------------------------------------------------------
ASSETS                                                            (Unaudited)
Investments, available-for-sale, at fair value and cash:
   Fixed maturities                                               $    893,991  $     912,655
   Equity securities                                                         -            433
   Cash and cash equivalents                                             3,333          7,240
---------------------------------------------------------------------------------------------
      Total investments and cash                                       897,324        920,328
Accrued investment income                                               12,587         12,569
Premiums receivable                                                     76,435         78,983
Reinsurance receivables and recoverables                                60,542         50,075
Prepaid reinsurance premiums                                            16,189         20,300
Deferred income taxes                                                   71,537         72,434
Deferred policy acquisition costs                                       25,448         22,387
Property and equipment, net of accumulated depreciation                164,997        138,062
Other assets                                                            35,398         33,968
---------------------------------------------------------------------------------------------
      Total assets                                                $  1,360,457  $   1,349,106
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                        $    288,672  $     298,436
Unearned premiums                                                      243,053        236,519
Claims checks payable                                                   37,548         35,982
Reinsurance payable                                                     22,965         15,989
Other liabilities                                                       51,062         41,619
---------------------------------------------------------------------------------------------
      Total liabilities                                                643,300        628,545
---------------------------------------------------------------------------------------------

Common stock, without par value; authorized 110,000,000 shares,
  outstanding 85,187,340 in 2001 and 85,145,817 in 2000                415,869        415,064
Retained earnings                                                      300,577        303,714
Accumulated other comprehensive income                                     711          1,783
---------------------------------------------------------------------------------------------
Total stockholders' equity                                             717,157        720,561
---------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                 $  1,360,457  $   1,349,106
---------------------------------------------------------------------------------------------

See  accompanying  notes  to  financial  statements.

21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                               Three Months Ended June 30,  Six Months Ended June 30,
(Amounts in thousands, except per share data)      2001          2000          2001          2000
-----------------------------------------------------------------------------------------------------

REVENUES
Net premiums earned                            $   217,366   $   207,062   $   431,977   $   407,334
Net investment income                               11,561        12,599        23,366        25,825
Other                                                 (209)         (172)         (288)         (348)
Realized investment gains (losses)                     434        (1,255)        1,550        (4,998)
-----------------------------------------------------------------------------------------------------
                                                   229,152       218,234       456,605       427,813
-----------------------------------------------------------------------------------------------------

LOSSES AND EXPENSES
Net losses and loss adjustment expenses            192,471       184,153       387,107       363,010
Policy acquisition costs                            27,086        24,072        51,212        45,762
Other operating expenses                             4,981         6,586        10,469        13,932
Interest and fees expense                                            960                       2,097
-----------------------------------------------------------------------------------------------------
                                                   224,538       215,771       448,788       424,801
-----------------------------------------------------------------------------------------------------
Income before federal income taxes                   4,614         2,463         7,817         3,012
Federal income tax benefit                           1,183         2,497         2,902         5,603
-----------------------------------------------------------------------------------------------------
   NET INCOME                                  $     5,797   $     4,960   $    10,719   $     8,615
-----------------------------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE
   BASIC                                       $      0.07   $      0.06   $      0.13   $      0.10
-----------------------------------------------------------------------------------------------------
   DILUTED                                     $      0.07   $      0.06   $      0.13   $      0.10
-----------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC                                            85,177        85,110        85,183        85,226
-----------------------------------------------------------------------------------------------------
   DILUTED                                          85,372        85,412        85,366        85,492
-----------------------------------------------------------------------------------------------------


DIVIDENDS PER SHARE                            $      0.08   $      0.16   $      0.16   $      0.32
-----------------------------------------------------------------------------------------------------

See  accompanying  notes  to  financial  statements.

21ST CENTURY INSURANCE GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                              Accumulated
                                                                 Other
(Amounts in thousands)            Common    Retained         Comprehensive
Six Months Ended June 30, 2001    Stock     Earnings            Income              Total
-------------------------------------------------------------------------------------------

Balance - January 1, 2001        $415,064  $ 303,714        $        1,783        $720,561
  Comprehensive income                        10,719   (1)          (1,072)  (2)     9,647
  Cash dividends declared                    (13,652)                              (13,652)
  Other                               805       (204)                                  601
-------------------------------------------------------------------------------------------
Balance - June  30, 2001         $415,869  $ 300,577        $          711        $717,157
-------------------------------------------------------------------------------------------

(1)  Net  income  for  the  six  months  ended  June  30,  2001.
(2) Net change in accumulated other comprehensive income for the six months ended June 30, 2001, comprises net unrealized losses on available-for-sale investments of ($25) (net of income tax benefit of $13) less the reclassification adjustment for gains included in net income of $1,047 (net of income tax expense of $564).

See  accompanying  notes  to  financial  statements.

21ST  CENTURY  INSURANCE  GROUP
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Unaudited)

(Amounts in thousands)
Six Months Ended June 30,                                 2001       2000
----------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                             $  10,719   $  8,615
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for depreciation and amortization           9,572      6,388
     Amortization of restricted stock grant                  306         89
     Provision (benefit) for deferred income taxes         1,475     (5,603)
     Realized (gains) losses on sale of investments       (1,611)     4,899
     Federal income taxes                                 (4,355)     3,490
     Reinsurance balances                                    620     11,179
     Unpaid losses and loss adjustment expenses           (9,764)       162
     Unearned premiums                                     6,535     16,598
     Claims checks payable                                 1,566        391
     Other assets                                          2,446     (8,184)
     Other liabilities                                     9,238      1,607
----------------------------------------------------------------------------
Net cash provided by operating activities                 26,747     39,631
----------------------------------------------------------------------------

INVESTING ACTIVITIES
   Investments available-for-sale:
     Purchases                                          (204,203)   (94,717)
     Calls or maturities                                   1,808          -
     Sales                                               221,259    137,598
   Net purchases of property and equipment               (36,366)   (25,896)
----------------------------------------------------------------------------
Net cash provided by (used in) investing  activities     (17,502)    16,985
----------------------------------------------------------------------------

FINANCING ACTIVITIES
   Dividends paid                                        (13,652)   (27,326)
   Common stock repurchased                                    -    (16,598)
   Bank loan principal repayment                               -    (33,750)
   Proceeds from the exercise of stock options               500      1,684
----------------------------------------------------------------------------
Net cash used in financing activities                    (13,152)   (75,990)
----------------------------------------------------------------------------

   Net decrease in cash                                   (3,907)   (19,374)

Cash and cash equivalents, beginning of period             7,240     45,034
----------------------------------------------------------------------------
Cash and cash equivalents, end of period               $   3,333   $ 25,660
----------------------------------------------------------------------------

See  accompanying  notes  to  financial  statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE 1.  BASIS  OF  PRESENTATION
--------------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

In recent periods, the Company has registered underwriting losses. Although the Company's liquidity and capital needs have been adequately met by cash flow from operations, corrective actions have been taken to restore underwriting profitability, including rate increases in California, Nevada, Oregon and Washington implemented during the fourth quarter of 2000 and the first quarter of 2001 and the implementation of a class plan revision for California effective September 1, 2000. Effective July 1, 2001, the Company received approval for an additional 3.97% rate increase for California auto lines.

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

As of June 30, 2001, the Company's insurance subsidiaries had a combined statutory surplus of $438.9 million compared to a combined statutory surplus of $475.6 million at December 31, 2000. The decrease of $36.7 million was caused mainly by the transfer of capitalized software,which the recipient insurance subsidiary is required to report as a nonadmitted asset for statutory purposes. The Company's ratio of net written premium to surplus was 1.9 at June 30, 2001, compared to 1.8 at December 31, 2000. Cash and investments at the holding company were $92.0 million at June 30, 2001 as compared to $97.8 million at December 31, 2000.

Cash and invested assets as of June 30, 2001, had a fair value of $897.3 million compared to $920.3 million at December 31, 2000. Investment grade bonds comprised 99.7% of the fair value of the fixed-maturity portfolio at June 30, 2001. Of the Company's total investments at June 30, 2001, 86.3% were invested in tax-exempt, fixed-income securities compared to 90.3% at December 31, 2000. As of June 30, 2001, the after-tax unrealized gain on investments was $1.6 million compared to an after-tax unrealized gain of $2.6 million as of December 31, 2000.

In September 2000, the Company exercised its option to prepay a $33.8 million variable-rate line of credit. Interest payments for the first six months of 2000 totaled approximately $1.9 million.

UNDERWRITING  RESULTS
Gross premiums written in the second quarter of 2001 increased $3.2 million (1.4%) to $236.0 million from $232.8 million in the same period of 2000 primarily as a result of the November 2000 6.4% rate increase in the California auto program partially offset by the effects of a decline in the number of vehicles insured. Gross premiums written during the six months ended June 30, 2001, increased $6.2 million (1.3%) to $472.9 million from $466.7 million. Net premiums earned increased $10.3 million (5.0%) and $24.6 million (6.1%) for the quarter and six months ended June 30, 2001, respectively, because of the scheduled decrease in the cession rate under a quota share reinsurance treaty from 8% in 2000 to 6% in 2001 and the combined effects of rate increases and fewer insured vehicles.

As compared to the same periods in 2000, net incurred losses and loss adjustment expenses increased $8.3 million (4.5%) and $24.1 million (6.6%) during the quarter and six months ended June 30, 2001, respectively. The increase is due to (i) a decrease in amounts ceded under the quota share discussed above, (ii) the impact of new claims filed related to the 1994 Northridge earthquake (see discussion in Recent Legislation below), and (iii) slightly higher weather-related losses on homeowners lines.

In total, the combined ratio was 103.3% and 103.9% in the quarter and six months ended June 30, 2001, respectively, compared to 103.7% and 103.8% in the respective periods of 2000. Underlying these results is improvement in the personal auto lines combined ratio to 100.0% and 101.0% for the quarter and six months ended June 30, 2001, respectively, compared to 103.9% and 104.2% in the respective quarters of 2000. Mostly offsetting the improvement in the personal auto lines were the losses related to the earthquake and homeowners lines referred to above.

Loss costs began trending upwards in the third quarter of 1999 after several years in which the Company's underwriting results had benefited from declining trends. The higher loss costs can be expected to negatively impact the Company's underwriting results over the near term. Recent changes in the Company's pricing strategy (as discussed previously in Liquidity and Capital Resources) will become evident in the Company's reported financial results as the premium increases are earned over the related policy terms.

The ratio of net underwriting expenses (excluding loan interest and amortization of deferred loan fees) to net premiums earned was 14.8% for both the quarters ended June 30, 2001 and 2000. The net underwriting ratios for the six months ended June 30, 2001 and 2000, were 14.3% and 14.7%, respectively.

INVESTMENT  INCOME
Compared to the same period in 2000, net pre-tax investment income decreased 8.2% for the quarter ended June 30, 2001, primarily because of a decrease of 10.5% in average invested assets. The decline in invested assets was due to funds being used for acquisitions of software, property and equipment, repayment of bank debt, and dividends to stockholders. The average annual pre-tax yield on invested assets for both the three and six-month periods ended June 30, 2001, was 5.1%, compared to 5.0% and 5.2% for the same periods in 2000. On an after-tax basis, the comparable yields were 4.5% and 4.6% for the three and six-month periods ended June 30, 2001, respectively, compared to 4.5% and 4.7% for the same periods in 2000.

21ST  CENTURY  INSURANCE  COMPANY  OF  ARIZONA
21st Century Insurance Company of Arizona ("21st of Arizona"), a joint venture which is owned 51% by American International Group, Inc., ("AIG") and 49% by the Company, writes private passenger automobile policies in Arizona. The total investment in and advances to this venture, which is accounted for by the equity method, totaled $4.7 million at June 30, 2001 and $4.6 million at December 31, 2000, and is included in other assets in the consolidated balance sheet. The Company's share of the net loss of this venture was $209,000 and $288,000 for the three and six months ended June 30, 2001, respectively, and $172,000 and $347,000 for the same 2000 periods and is included in other income in the consolidated statements of income.

OTHER  MATTERS
California SB 1899 took effect January 1, 2001, potentially reviving certain insurance claims arising out of the 1994 Northridge earthquake that previously were barred by the applicable statute of limitations, the policy contract or settlement agreements. The Company believes this statute violates federal and state constitutional provisions prohibiting impairment of contracts. The Company is evaluating its options for further legal review following an adverse ruling by the California appellate court on July 24, 2001. However, to mitigate the risk of an ultimate adverse determination, the Company has, since the effective date of this legislation, been adjusting and settling claims made under SB 1899 in a normal manner while reserving its right to assert the unconstitutionality of the law as a defense to any claim or action. As of June 30, 2001, approximately 850 previously reported Northridge earthquake claims have been presented for reconsideration under SB 1899. Approximately 30 percent of claims have been closed. Loss and loss adjustment expenses related to the 1994 earthquake totaled $6.1 million and $10.7 million in the quarter and six months ended June 30, 2001, respectively. At this time, the Company cannot predict either how many claims ultimately may require further adjustment or their ultimate cost. The Company incurred more than $1.1 billion in earthquake-related losses and expenses, closing 94% of the total 46,000 claims within the first year and 98.6% without litigation.

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

PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

On July 19, 2001, the Company was served with a class action lawsuit filed on behalf of claim adjusters who allege that the Company had improperly classified them as salaried workers not eligible for overtime pay. Similar suits have been filed against other California insurance companies. The Company believes it was in compliance with applicable law and will vigorously defend itself in the litigation.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The annual meeting of shareholders occurred on June 6, 2001, in which the following individuals were re-elected as directors: John B. De Nault, III, William N. Dooley, R. Scott Foster, M.D., Roxani M. Gillespie, Bruce W. Marlow, James P. Miscoll, Robert M. Sandler, Gregory M. Shepard and Howard I. Smith.

The shareholders also ratified the appointment of PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountants for 2001 and approved amendments to the Company's 1995 Stock Option Plan ("Plan"), including increasing the number of common stock authorized pursuant to the Plan from 4,000,000 to 10,000,000 with the number of common stock authorized for employee incentive stock options increasing from 3,600,000 to 9,600,000 and changing the Plan's name to be consistent with the Company's current name.

The  shareholders  voted  as  follows:

ELECTION OF                                     WITHHOLD
----------                                     ----------
 DIRECTORS                 FOR       AGAINST   OR ABSTAIN
----------              ----------  ---------  ----------

J. De Nault III         76,288,872              4,204,426
W. Dooley               70,601,736              9,891,562
R. Foster, M.D.         71,704,672              8,788,626
R. Gillespie            71,680,572              8,812,726
B. Marlow               71,481,039              9,012,259
J. Miscoll              71,252,594              9,240,704
R. Sandler              70,601,736              9,891,562
G. Shepard              75,466,672              5,026,626
H. Smith                71,456,839              9,036,459


PROPOSALS
---------

Appointment of PwC      76,090,490  4,396,135       6,673

Amendments to the Plan  70,564,233  7,085,041     173,035


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)  Reports  on  Form  8-K

     A report on Form 8-K was filed on April 13, 2001, regarding the appointment of Douglas K. Howell as senior vice president and chief financial officer effective April 9, 2001.

     A report on Form 8-K was filed on April 23, 2001, regarding the dismissal of Ernst & Young LLP and the engagement of PricewaterhouseCoopers LLP as the Company's independent auditor effective April 26, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                21ST CENTURY INSURANCE GROUP
                                          --------------------------------------
                                                       (Registrant)

Date:        July 27, 2001
     -----------------------------        --------------------------------------
                                                      BRUCE W. MARLOW
                                           President and Chief Executive Officer

Date:        July 27, 2001
     -----------------------------        --------------------------------------
                                                     DOUGLAS K. HOWELL
                                                 Senior Vice President and
                                                  Chief Financial Officer