Form 10-Q
period 2001-09-30
21ST CENTURY INSURANCE GROUP
filed 2001-10-25
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001            Commission  File  Number  0-6964
                                                                          ------

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

              Class                             Outstanding  at October 15, 2001
Common  Stock,  Without  Par  Value                  85,344,615  shares

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

21ST  CENTURY  INSURANCE  GROUP
CONSOLIDATED  BALANCE  SHEET


                                                                   September 30,   December 31,
(Amounts in thousands, except share data)                              2001            2000
----------------------------------------------------------------  ---------------  -------------

ASSETS                                                                (Unaudited)
Investments, available-for-sale, at fair value and cash:
   Fixed maturities                                               $       862,354  $     912,655
   Equity securities                                                            -            433
   Cash and cash equivalents                                               62,030          7,240
----------------------------------------------------------------  ---------------  -------------
      Total investments and cash                                          924,384        920,328
Accrued investment income                                                  12,172         12,569
Premiums receivable                                                        79,899         78,983
Reinsurance receivables and recoverables                                   41,578         50,075
Prepaid reinsurance premiums                                               16,124         20,300
Deferred income taxes                                                      66,034         72,434
Deferred policy acquisition costs                                          25,144         22,387
Property and equipment, net of accumulated depreciation                   175,287        138,062
Other assets                                                               21,649         33,968
----------------------------------------------------------------  ---------------  -------------
      Total assets                                                $     1,362,271  $   1,349,106
----------------------------------------------------------------  ---------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                        $       291,597  $     298,436
Unearned premiums                                                         240,219        236,519
Claims checks payable                                                      37,020         35,982
Reinsurance payable                                                        12,397         15,989
Other liabilities                                                          56,246         41,619
----------------------------------------------------------------  ---------------  -------------
      Total liabilities                                                   637,479        628,545
----------------------------------------------------------------  ---------------  -------------

Common stock, without par value; authorized 110,000,000 shares,
  outstanding 85,352,323 in 2001 and 85,145,817 in 2000                   416,485        415,064
Retained earnings                                                         296,429        303,714
Accumulated other comprehensive income                                     11,878          1,783
----------------------------------------------------------------  ---------------  -------------
Total stockholders' equity                                                724,792        720,561
----------------------------------------------------------------  ---------------  -------------
       Total liabilities and stockholders' equity                 $     1,362,271  $   1,349,106
----------------------------------------------------------------  ---------------  -------------


See  accompanying  notes  to  financial  statements.

21ST  CENTURY  INSURANCE  GROUP  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  INCOME
(Unaudited)



                                                  Three Months Ended September 30,        Nine Months Ended September 30,
(Amounts in thousands, except per share data)        2001                2000               2001               2000
---------------------------------------------  -----------------  -------------------  ---------------  -------------------

REVENUES
Net premiums earned                            $        216,631   $          208,109   $      648,608   $          615,442
Net investment income                                    11,395               12,649           34,761               38,473
Other                                                      (437)                (346)            (725)                (693)
Realized investment gains (losses)                          962                 (299)           2,512               (5,297)
---------------------------------------------  -----------------  -------------------  ---------------  -------------------
                                                        228,551              220,113          685,156              647,925
---------------------------------------------  -----------------  -------------------  ---------------  -------------------

LOSSES AND EXPENSES
Net losses and loss adjustment expenses                 195,220              190,547          582,327              553,557
Policy acquisition costs                                 25,574               22,744           76,786               68,506
Other operating expenses                                  6,305                6,888           16,774               20,820
Interest and fees expense                                     -                  804                -                2,901
---------------------------------------------  -----------------  -------------------  ---------------  -------------------
                                                        227,099              220,983          675,887              645,784
---------------------------------------------  -----------------  -------------------  ---------------  -------------------
Income (loss) before federal income taxes                 1,452                 (870)           9,269                2,141
Federal income tax benefit                                1,227                3,441            4,129                9,044
---------------------------------------------  -----------------  -------------------  ---------------  -------------------
   NET INCOME                                  $          2,679   $            2,571   $       13,398   $           11,185
---------------------------------------------  -----------------  -------------------  ---------------  -------------------


EARNINGS PER COMMON SHARE
   BASIC                                       $           0.03   $             0.03   $         0.16   $             0.13
---------------------------------------------  -----------------  -------------------  ---------------  -------------------
   DILUTED                                     $           0.03   $             0.03   $         0.16   $             0.13
---------------------------------------------  -----------------  -------------------  ---------------  -------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC                                                 85,353               85,146           85,337               85,200
---------------------------------------------  -----------------  -------------------  ---------------  -------------------
   DILUTED                                               85,503               85,344           85,388               85,431
---------------------------------------------  -----------------  -------------------  ---------------  -------------------

DIVIDENDS PER SHARE                            $           0.08   $             0.08   $         0.24   $             0.40
---------------------------------------------  -----------------  -------------------  ---------------  -------------------


See  accompanying  notes  to  financial  statements.

21ST  CENTURY  INSURANCE  GROUP  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)


                                                                   Accumulated
                                                                      Other
(Amounts in thousands)                  Common    Retained        Comprehensive
Nine Months Ended September 30, 2001    Stock     Earnings            Income             Total
------------------------------------------------------------------------------------------------
Balance - January 1, 2001              $415,064  $ 303,714        $        1,783       $720,561
  Comprehensive income                              13,398   (1)          10,095  (2)    23,493
  Cash dividends declared                          (20,481)                             (20,481)
  Other                                   1,421       (202)                               1,219
------------------------------------------------------------------------------------------------
Balance - September 30, 2001           $416,485  $ 296,429        $       11,878       $724,792
------------------------------------------------------------------------------------------------

(1)  Net  income  for  the  nine  months  ended  September  30,  2001.
(2) Net change in accumulated other comprehensive income for the nine months ended September 30, 2001, comprises net unrealized gains on available-for-sale investments of $11,783 (net of income tax expense of $6,345) less the reclassification adjustment for gains included in net income of $1,688 (net of income tax expense of $909).


See  accompanying  notes  to  financial  statements

21ST  CENTURY  INSURANCE  GROUP
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Unaudited)


(Amounts in thousands)
Nine Months Ended September 30,                          2001        2000
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $  13,398   $  11,185
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for depreciation and amortization         16,441      10,519
     Amortization of restricted stock grant                 500         134
     Provision (benefit) for deferred income taxes        1,265      (9,046)
     Realized (gains) losses on sale of investments      (2,597)      5,085
     Federal income taxes                                10,129           -
     Reinsurance balances                                 9,081      10,050
     Unpaid losses and loss adjustment expenses          (6,839)      9,996
     Unearned premiums                                    3,700      14,961
     Claims checks payable                                1,038       3,235
     Other assets                                        (1,322)    (15,510)
     Other liabilities                                   14,424      17,935
----------------------------------------------------------------------------
Net cash provided by operating activities                59,218      58,544
----------------------------------------------------------------------------

INVESTING ACTIVITIES
   Investments available-for-sale:
     Purchases                                         (315,301)   (150,897)
     Calls or maturities                                  2,158           -
     Sales                                              381,687     240,254
   Net purchases of property and equipment              (53,412)    (44,916)
----------------------------------------------------------------------------
Net cash provided by investing activities                15,132      44,441
----------------------------------------------------------------------------

FINANCING ACTIVITIES
   Dividends paid                                       (20,481)    (34,153)
   Common stock repurchased                                   -     (16,598)
   Bank loan principal repayment                              -     (67,500)
   Proceeds from the exercise of stock options              921       1,686
----------------------------------------------------------------------------
Net cash used in financing activities                   (19,560)   (116,565)
----------------------------------------------------------------------------

   Net increase (decrease) in cash                       54,790     (13,580)

Cash and cash equivalents, beginning of period            7,240      45,034
----------------------------------------------------------------------------
Cash and cash equivalents, end of period              $  62,030   $  31,454
----------------------------------------------------------------------------


     See  accompanying  notes  to  financial  statements.

21ST  CENTURY  INSURANCE  GROUP
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
September  30,  2001
(Unaudited)


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

In recent periods, the Company has registered underwriting losses. Although the Company's liquidity and capital needs have been adequately met by cash flow from operations, corrective actions have been taken to restore underwriting profitability, including class plan revisions and rate increases in California, Nevada, Oregon and Washington implemented during the fourth quarter 2000 and the first nine months of 2001.

Funds required by the Company to pay dividends and holding company expenses are provided by the insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends to the holding company is regulated by state law, which ordinarily limits the payment of dividends from earned surplus in a calendar year to the greater of prior year statutory net income or 10% of surplus without prior approval from the state. Recent industry-wide tax-related court rulings may subject certain dividends from the insurance subsidiaries to California state income tax. The Company believes it has sufficient cash at the holding company to meet its obligations without receiving additional dividends from its insurance subsidiaries until this tax issue is resolved.

As of September 30, 2001, the Company's insurance subsidiaries had a combined statutory surplus of $421.9 million compared to a combined statutory surplus of $475.6 million at December 31, 2000. The decrease of $53.7 million was caused mainly by expenditures for capitalized software, which the recipient insurance subsidiary is required to report as a nonadmitted asset for statutory purposes. The Company's ratio of net written premium for the twelve month period ended September 30, 2001, to surplus was 2.0 compared to 1.8 at December 31, 2000. Cash and investments at the holding company were $95.2 million at September 30, 2001, as compared to $97.8 million at December 31, 2000.

Cash and invested assets as of September 30, 2001, had a fair value of $924.4 million (amortized cost of $904.8 million) compared to $920.3 million (amortized cost of $916.3 million) at December 31, 2000. Investment grade bonds comprised 100% of the fair value of the fixed-maturity portfolio at September 30, 2001.
Of the Company's total investments at September 30, 2001, 80.0% were invested in tax-exempt, fixed-income securities compared to 90.3% at December 31, 2000. As of September 30, 2001, the after-tax unrealized gain on investments was $12.7 million compared to an after-tax unrealized gain of $2.6 million as of December 31, 2000.

In September 2000, the Company exercised its option to prepay a $33.8 million variable-rate line of credit resulting in a pre-tax charge of $286,000 from the write-off of previously unamortized debt issuance costs, which has been included in the third quarter interest expense for financial reporting purposes.
Interest payments for the first nine months of 2000 totaled approximately $2.1 million.

UNDERWRITING RESULTS
Gross premiums written in the third quarter of 2001 increased $2.7 million (1.2%) to $229.0 million from $226.3 million in the same period of 2000 primarily as a result of the November 2000 6.4% and July 2001 3.97 % rate increases in the California auto program partially offset by the effects of a decline in the number of vehicles insured. Gross premiums written during the nine months ended September 30, 2001, increased $8.9 million (1.3%) to $701.8 million from $692.9 million. Net premiums earned increased $8.5 million (4.1%) and $33.2 million (5.4%) for the quarter and nine months ended September 30, 2001, respectively, because of the scheduled decrease in the cession rate under a quota share reinsurance treaty from 8% in 2000 to 6% in 2001 and the combined effects of rate increases and fewer insured vehicles.

Compared to the same periods in 2000, net incurred losses and loss adjustment expenses increased $4.7 million (2.5%) and $28.8 million (5.2%) during the quarter and nine months ended September 30, 2001, respectively. The increase is due to (i) the decrease in ceded amounts discussed above, (ii) the impact of new claims filed related to the 1994 Northridge Earthquake (see discussion below),
(iii) slightly higher weather-related losses in the homeowners lines and (iv) the increase in loss severity.

Loss costs began trending upwards in the third quarter 1999 after several years in which the Company's underwriting results had benefited from declining trends. The higher loss costs can be expected to negatively impact the Company's reported underwriting results over the near term, because the premium rate increases taken by the Company require a year to be fully recognized as earned for financial reporting purposes. During the third quarter 2001, the Company filed for a 28% increase on it homeowners line. The Company is currently not accepting new homeowners customers.

The ratio of net underwriting expenses (excluding loan interest and amortization of deferred loan fees) to net premiums earned was 14.7% and 14.4% for the quarter and nine months ended September 30, 2001, respectively, and 14.2% and 14.5% for the same prior year periods.

In total, the combined ratios were 104.8% and 104.2% in the quarter and nine months ended September 30, 2001, respectively, compared to 105.8% and 104.5% in the respective periods of 2000. Underlying these results is improvement in the personal auto lines combined ratio to 101% for both the quarter and nine months ended September 30, 2001, compared to 105.3% and 104.6% in the respective periods of 2000. Mostly offsetting the improvement in the personal auto lines were the losses related to the earthquake and homeowners lines referred to above.

INVESTMENT INCOME
Compared to the same period in 2000, net pre-tax investment income decreased 9.9% for the quarter ended September 30, 2001, primarily because of a decrease of 7.5% in average invested assets. The decline in invested assets was due to funds being used for acquisitions of software, property and equipment, and dividends to stockholders. The average annual pre-tax yields on invested assets for both the three and nine-month periods ended September 30, 2001, were 5.1%, compared to 5.2% and 5.1% for the same periods in 2000. On an after-tax basis, the comparable yields were 4.5% for both the three and nine-month periods ended September 30, 2001, respectively, compared to 4.7% and 4.6% for the same periods in 2000.

21ST CENTURY INSURANCE COMPANY OF ARIZONA
21st Century Insurance Company of Arizona ("21st of Arizona"), a joint venture which is owned 51% by American International Group, Inc., ("AIG") and 49% by the Company, writes private passenger automobile policies in Arizona. The total investment in and advances to this venture, which is accounted for by the equity method, totaled $4.3 million at September 30, 2001 and $4.6 million at December 31, 2000, and is included in other assets in the consolidated balance sheet.
The Company's share of the net loss of this venture was $437,000 and $725,000 for the three and nine months ended September 30, 2001, respectively, and $346,000 and $693,000 for the same 2000 periods and is included in other income in the consolidated statements of income.

1994 NORTHRIDGE EARTHQUAKE
California SB1899 took effect January 1, 2001 potentially reviving certain insurance claims arising out of the 1994 Northridge Earthquake that previously were barred by the applicable statute of limitations, the policy contract or settlement agreements. The Company believes this statute violates federal and state constitutional provisions prohibiting impairment of contracts. The Company filed a petition for review with the California Supreme Court in September following an adverse ruling by a California appellate court in July. On October 17, 2001, the California Supreme Court denied the Company's petition. The Company intends to continue to challenge the validity of the law under the federal constitution by filing a writ of certiori with the U.S. Supreme Court. However to mitigate the risk of an ultimate adverse legal determination, the Company has, since the effective date of this legislation, been adjusting and settling claims made under SB 1899 in a normal manner while reserving its right to assert the unconstitutionality of the law as a defense to any claim or action. As of September 30, 2001, approximately 1,200 previously reported 1994 Northridge Earthquake claims have been presented for reconsideration under SB1899. Approximately 37 percent of claims have been closed. Loss payments and loss adjustment expenses related to the 1994 Northridge Earthquake totaled $9.3 million and $20.0 million for the quarter and nine months ended September 30, 2001. At this time, the Company cannot predict either how many claims ultimately may be presented or their ultimate cost. The Company incurred more than $1.1 billion in earthquake-related losses and expenses arising from the Northridge Earthquake in 1994, closing 94% of the total 46,000 claims within the first year and 98.6% without litigation.

FORWARD-LOOKING STATEMENTS
Statements contained herein and within other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only the Company's belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's control. These statements may address, among other things, the Company's strategy for growth, underwriting results, product development, regulatory approvals, market position, financial results and reserves. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company's actual results to differ, possibly materially, from those in the specific forward-looking statements include the effects of competition and competitors' pricing actions; unanticipated adverse underwriting and claims experience, including revived claims under SB 1899; systems and customer service problems, including potential negative effects of power shortages in California; adverse developments in financial markets or interest rates; and unanticipated results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases and product changes. The Company is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On July 19, 2001, the Company was served with a class action lawsuit filed on behalf of claim adjusters who allege the Company had improperly classified them as salaried workers not eligible for overtime pay. Subsequently, two additional suits have been filed with similar allegations. Similar suits have also been filed against other California insurance companies. The Company believes it was in compliance with applicable law and will vigorously defend itself in the litigation.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(b)     Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  21ST CENTURY INSURANCE GROUP
                               -------------------------------------
                                          (Registrant)



Date:     October 25, 2001
        ---------------------  -------------------------------------
                                          BRUCE W. MARLOW
                               President and Chief Executive Officer

Date:     October 25, 2001
        ---------------------  -------------------------------------
                                         DOUGLAS K. HOWELL
                                     Senior Vice President and
                                      Chief Financial Officer