Form 10-K
period 2001-12-31
21ST CENTURY INSURANCE GROUP
filed 2002-03-04
CIK 100331

FORM 10-K      21ST CENTURY INSURANCE GROUP

               (Exact name of registrant as specified in its charter)

               CALIFORNIA                               95-1935264
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)           Identification number)

               6301 OWENSMOUTH AVENUE
               WOODLAND HILLS, CALIFORNIA               91367
               (Address of principal executive offices) (Zip Code)

               (818) 704-3700
               (Registrant's telephone number,
                including area code)                     Web site: www.i21.com

               SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

               COMMON STOCK, WITHOUT PAR VALUE           NEW YORK STOCK EXCHANGE
               (Title of Class)                          (Name of each exchange
                                                         on which registered)

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on January 31, 2002, as reported by the New York Stock Exchange, was approximately $422,000,000.

               On January 31, 2002, the registrant had 85,362,484 shares of common stock outstanding, without par value, which is the Company's only class of common stock.

               DOCUMENT INCORPORATED BY REFERENCE:
               Portions of the definitive proxy statement used in connection with the annual meeting of shareholders of the registrant, to be held on June 26, 2002, are incorporated herein by reference into
               Part III hereof.

PART I

ITEM 1.     BUSINESS

GENERAL
21st Century Insurance Group is an insurance holding company founded in 1958 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 21st Century Insurance Group and its wholly owned subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company, both of which are incorporated in California as property and casualty companies. The common stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW." Through several of its subsidiaries, American International Group, Inc. ("AIG"), currently owns approximately 63% of the Company's outstanding common stock.

The Company is a direct-response underwriter, which sells and services mainly private passenger automobile insurance directly to the public without commissioned agents. The Company has gained a reputation for excellent customer service and for being among the most efficient and low cost providers of personal auto insurance in the markets it serves.

The Company's business began in Los Angeles and historically has been concentrated in Southern California, principally the greater Los Angeles metropolitan area. In the mid-1980's, the Company expanded into the San Diego area and, in the early 1990's, the Northern California area. In August 1996, 21st Century Insurance Company of Arizona ("21st of Arizona") began writing private passenger automobile insurance in that state. 21st of Arizona began as a joint venture between the Company, which owned a 49% interest, and AIG, which owned 51% until the Company acquired that interest on January 1, 2002. In late 1998, the Company began writing private passenger automobile insurance in Nevada, Oregon and Washington.

The Company is running off approximately 73,000 homeowner policies remaining on its books at December 31, 2001. Under a January 1, 2002, agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Credit Industries, Inc. ("Countrywide"), 100% of homeowner unearned premium reserves and future related losses are reinsured by Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers are expected to be offered homeowner coverage through an affiliate of Countrywide.

The Company ceased writing earthquake coverage in 1994 but remains exposed to possible upward development in certain loss estimates relating to the 1994 Northridge Earthquake (see further discussion in Item 7 under the captions Underwriting Results - Homeowner and Earthquake Lines in Runoff and All Other, Critical Accounting Policies, and in Note 16 of the Notes to Consolidated Financial Statements).

TYPES AND LIMITS OF INSURANCE COVERAGE
The Company offers the following types of insurance coverage for private passenger automobiles in California: bodily injury liability; property damage; medical payments; uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage and collision deductible waiver; towing; comprehensive and collision. Bodily injury and property damage are required by state law and typically cover the other party's costs when the Company's policyholder causes an accident. Uninsured and underinsured motorist are optional coverages and cover the Company's policyholder when the other party is at fault and has no or insufficient liability insurance to cover the insured's injuries and loss of income. Comprehensive and Collision coverages are also optional and cover damage to the policyholder's automobile whether or not the insured is at fault. In some states, the Company is required to offer personal injury protection coverage in lieu of the medical payments coverage required in California. Policies are written for a six-month term.

Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. The most frequent bodily injury liability limits purchased are $100,000 per person and $300,000 per accident.

The Company's personal umbrella policy ("PUP") provides liability coverage with a limit of $1,000,000 in excess of the underlying automobile liability coverage. Minimum underlying automobile limits of $100,000 per person and $300,000 per accident are required. The underlying automobile coverage must be written by the Company. The Company reinsures 90% of any PUP loss with unrelated reinsurers.

The homeowner program utilizes an extended replacement cost policy, thereby limiting the insured's recovery to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provide for a minimum dwelling amount of $65,000 and a maximum dwelling amount of $750,000.

MARKETING
The Company, through its subsidiaries, markets personal auto policies in California, Arizona, Nevada, Oregon and Washington. As a direct writer, the Company does not incur agent commissions. Marketing efforts currently are focused primarily on the larger urban markets in California.

The Company offers a feature-rich product, high quality service and low cost. This combination appeals to customers in the growing segment of the market who are comfortable assessing their own insurance needs and distinguishing genuine value from illusion in the marketplace.

The Company's marketing and underwriting strategy is to appeal to careful and responsible drivers, who can obtain low cost insurance by dealing directly with the Company and thereby avoid broker and agent commissions. In addition to referrals, the Company uses direct mail, print, radio, television, outdoor and Internet advertising to generate sales. Because a policy is purchased directly by the customer, the Company focuses on making the purchasing process simple and convenient. In California and Arizona, quotes may be requested 24 hours a day, 7 days a week through a convenient, toll-free 800 number. California prospects may also obtain an instant auto rate quotation and purchase a policy on the Company's Internet site (http://www. i21.com).

UNDERWRITING AND PRICING
The following table indicates the concentrations of the Company's underwriting risks for the past five years:

                             Percent of Direct Premiums Written
                           --------------------------------------
                            2001    2000    1999    1998    1997
-----------------------------------------------------------------
Personal auto lines
  California                94.6%   94.6%   96.4%   97.2%   97.0%
  Other states               2.1     2.2     0.8       -       -
-----------------------------------------------------------------
Total auto lines            96.7    96.8    97.2    97.2    97.0
Homeowner lines in runoff    3.3     3.2     2.8     2.8     3.0
-----------------------------------------------------------------
                           100.0%  100.0%  100.0%  100.0%  100.0%
-----------------------------------------------------------------

The regulatory system in California requires the prior approval of insurance rates and forms. Within the regulatory framework, the Company establishes its premium rates based primarily on actuarial analyses of its own historical loss and expense data. This data is compiled and analyzed to establish overall rate levels as well as classification differentials. The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. California law requires that the primary rating characteristics that must be used for automobile policies are driving record, annual mileage and number of years the driver has been licensed. A number of other "optional" rating factors are also permitted and used in California.

The Company is required to offer insurance to any California prospect that meets the statutory definition of a "Good Driver." This definition includes all drivers who have been licensed more than three years and have had no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and certain at-fault accidents.

The Company reviews many of its policies prior to the time of renewal and as changes occur during the policy period. Some mid-term changes may result in premium adjustments, cancellations or non-renewals because of a substantial increase in risk.

SERVICING OF BUSINESS
Computerized systems provide the information resources, telecommunications and data processing capabilities necessary to manage the Company's business. These systems support the activities of employees in the Company's call centers and marketing, policy service and claims areas that are dedicated to serving the needs of customers. New technology investments have been focused on making it faster and easier for customers to transact business while ultimately lowering the cost per transaction. Using the Company's Internet site, California consumers are now able to receive a quotation, accept the quote and bind a policy, pay their bill, inquire about the status of their policy and billing information, make most common policy changes, submit a first notice of loss on a claim and access a wealth of consumer information.

New Customer Relationship Management technology began to be implemented in 2001 that provides the Company's call center representatives with integrated knowledge about customer contacts and enables speedier and even more convenient customer service.

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

The Company makes extensive use of its DRP to expedite the repair process. The program involves agreements between the Company and over 130 independent repair facilities. The Company agrees to accept the repair facility's damage estimate without requiring each vehicle to be reinspected by Company adjusters. All DRP facilities undergo a screening process before being accepted, and the Company maintains an aggressive inspection audit program to assure quality results. The Company's inspection teams visit all repair facilities each month and performs a quality control inspection on approximately 40% of all repairable vehicles in this program. The customer benefits by getting the repair process started faster, and by having the repairs guaranteed for as long as the customer owns the vehicle. The Company benefits by not incurring the overhead expense of a larger staff of adjusters and by negotiating repair prices it believes are beneficial. Currently, over 30% of all damage repairs are handled using the DRP method.

The Company's policy with respect to vehicle repairs is not to use after market "crash" parts. As a result, the Company believes it does not face exposure to the types of class action suits some competitors have drawn over their use of such parts.

The Company has established 14 claims Division Service Offices in areas of major customer concentrations. The three Vehicle Inspection Centers, located in Los Angeles and Orange Counties, handle total losses, thefts and vehicles which are not driveable.

The Claims Services Division is responsible for subrogation and medical payment claims. The Company also maintains a Special Investigations Unit, which investigates suspected fraudulent claims. The Company believes its efforts in this area have been responsible for saving several million dollars annually.

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

The Company establishes case basis reserves based upon various factors such as the severity of the injuries and property damage sustained, and the age of the claim.

The Company supplements the case basis reserve estimates with bulk loss reserves, which are estimated using actuarial methodologies. These reserves are designed to provide for claims incurred but not reported ("IBNR") as of the accounting date, changes over time in case reserve estimates and loss adjustment expenses which include estimates of the legal and other costs of settling claims. The Company's reserving methodology uses aggregate trends regarding loss frequency and severity that implicitly consider the effects of inflation, which management believes is appropriate given the relatively short-term nature of the Company's personal lines exposures. Management believes the use of explicit inflation assumptions would unnecessarily complicate its methodology without appreciably improving its accuracy or reliability. The Company does not discount its reserves to present value for financial reporting purposes.

Reserve estimates are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly with any resulting adjustments reflected in earnings currently.

The Company believes that the earthquake loss and loss adjustment reserves resulting from California Senate Bill 1899 ("SB 1899") cannot be estimated by conventional reserving techniques. See further discussion in Item 7 under the captions Underwriting Results - Homeowner and Earthquake Lines in Runoff and All Other, Critical Accounting Policies, and Note 16 of the Notes to Consolidated Financial Statements.

In the Consolidated Balance Sheets, the reserves for losses and loss adjustment expenses are shown "gross," that is before reduction for reinsurance. A rollforward of loss and loss adjustment expense reserves, including the effects of changes in estimates recorded in the current year that pertain to loss events of prior years, loss payments and reinsurance for each of the three years in the period ended December 31, 2001, is presented in the Notes to Consolidated Financial Statements.

The tables on the following two pages present the development of loss and loss adjustment expense reserves, net of reinsurance (Table 1) and direct (Table 2), for the years 1991 through 2001.

The top line of each table shows the reserves at the balance sheet date for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year-ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves.

Each amount in the tables includes the effects of all changes in amounts for prior periods. The tables do not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the table.

Excluding the effects of the homeowner and earthquake lines shown in the tables, which are discussed under the caption Underwriting Results - Homeowner and Earthquake Lines In Runoff and All Other and in Note 16 of the Notes to Financial Statements, the deficiency that emerged in the 1999 column is primarily due to the Company's initial over-estimate of the beneficial effect on loss costs of laws passed in prior years which limited the rights of uninsured motorists and drunk drivers to collect non-economic damages. The deficiency in the 2000 column, excluding the effects of the homeowner and earthquake lines, is mainly due to the Company's under-estimate of the changes in loss severity trends that became apparent in 2001.

TABLE 1 - As of December 31,
(Amounts in thousands)                      1991      1992      1993       1994        1995        1996        1997       1998
---------------------------------------------------------------------------------------------------------------------------------
RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, NET OF REINSURANCE            $547,098  $554,034  $574,619  $ 755,101   $ 552,320   $ 489,033   $ 388,418   $339,815
PAID (CUMULATIVE) AS OF:
  One year later                           320,264   327,634   344,876    519,969     351,985     304,714     251,951    265,135
  Two  years later                         401,019   403,434   423,713    635,861     485,462     395,922     352,594    327,971
  Three years later                        426,412   425,671   443,055    721,445     527,908     454,246     373,841    365,407
  Four years later                         433,642   432,086   457,430    745,912     574,260     465,353     403,375
  Five years later                         436,522   434,949   460,857    787,262     583,397     493,331
  Six years later                          437,365   436,876   461,901    795,331     610,472
  Seven years later                        437,758   436,982   462,647    818,078
  Eight years later                        437,713   437,125   462,609
  Nine  years later                        437,876   437,115
  Ten  years later                         437,839
RESERVES RE-ESTIMATED AS OF:
  One year later                           473,209   491,048   490,166    715,637     526,730     424,406     392,039    331,119
  Two  years later                         461,343   447,880   465,036    725,098     537,635     467,958     375,674    341,338
  Three years later                        440,198   438,726   453,431    751,302     579,093     465,507     376,692    415,827
  Four years later                         437,350   435,128   460,947    790,479     582,013     466,284     451,795
  Five years later                         436,929   435,942   462,372    791,377     583,536     541,432
  Six years later                          437,600   437,034   461,347    795,037     658,288
  Seven years later                        437,706   436,476   462,075    865,785
  Eight years later                        437,383   436,738   462,341
  Nine  years later                        437,603   436,905
  Ten  years later                         437,696
                                          ---------------------------------------------------------------------------------------
Redundancy (deficiency)                    109,402   117,129   112,278   (110,684)   (105,968)    (52,399)    (63,377)   (76,012)
Less effect of Homeowner and Earthquake
  lines in runoff *                          2,959     2,978    10,524   (228,232)   (181,961)   (147,575)   (120,767)   (78,790)
                                          ---------------------------------------------------------------------------------------
Redundancy (deficiency) excluding
  Homeowner and Earthquake lines          $106,443  $114,151  $101,754  $ 117,548   $  75,993   $  95,176   $  57,390   $  2,778
                                          =======================================================================================


TABLE 1 - As of December 31,
(Amounts in thousands)                       1999        2000       2001
--------------------------------------------------------------------------

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, NET OF REINSURANCE            $ 243,398   $ 266,953   $325,778
PAID (CUMULATIVE) AS OF:
  One year later                            227,230     271,116
  Two  years later                          310,570
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine  years later
  Ten  years later
RESERVES RE-ESTIMATED AS OF:
  One year later                            288,421     384,960
  Two  years later                          371,946
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine  years later
  Ten  years later
                                          --------------------------------
Redundancy (deficiency)                    (128,548)   (118,007)
Less effect of Homeowner and Earthquake
  lines in runoff *                         (73,128)    (72,201)
                                          --------------------------------
Redundancy (deficiency) excluding
  Homeowner and Earthquake lines          $ (55,420)  $ (45,806)
                                          ================================

*See Note 16 of the Notes to Consolidated Financial Statements

TABLE 2 - As of December 31,
(Amounts in thousands)                             1991      1992      1993       1994        1995        1996        1997
-----------------------------------------------------------------------------------------------------------------------------
DIRECT RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES GROSS OF REINSURANCE                  $548,377  $554,541  $577,490  $ 756,243   $ 584,834   $ 543,529   $ 437,887
PAID (CUMULATIVE) AS OF:
  One year later                                  322,273   328,193   346,874    555,203     374,011     335,387     283,760
  Two  years later                                403,302   404,143   428,448    671,879     511,631     436,834     393,191
  Three years later                               428,699   428,367   447,860    757,374     556,333     497,704     416,323
  Four years later                                437,841   434,859   462,144    782,031     603,192     509,255     447,181
  Five years later                                440,795   437,631   465,571    823,376     612,416     537,581
  Six years later                                 441,547   439,559   466,614    831,442     639,494
  Seven years later                               441,940   439,664   467,359    822,176
  Eight years later                               441,894   439,806   467,321
  Nine  years later                               442,056   439,796
  Ten  years later                                442,019
GROSS RESERVES RE-ESTIMATED AS OF:
  One year later                                  489,908   507,278   492,739    751,720     556,899     467,469     436,707
  Two  years later                                470,605   448,700   469,791    761,209     566,162     512,493     419,974
  Three years later                               442,513   441,436   458,233    787,392     608,020     510,359     420,765
  Four years later                                441,563   437,898   465,655    826,596     611,274     511,128     496,137
  Five years later                                441,202   438,620   467,085    827,492     612,723     585,947
  Six years later                                 441,780   439,715   466,061    831,149     687,291
  Seven years later                               441,888   439,158   466,787    869,885
  Eight years later                               441,564   439,420   467,053
  Nine  years later                               441,784   439,586
  Ten  years later                                441,876
                                                 ----------------------------------------------------------------------------
  Redundancy (deficiency)                         106,501   114,955   110,437   (113,642)   (102,457)    (42,418)    (58,250)
Less effect of Homeowner and Earthquake
  lines in runoff*                                  1,014     1,214     9,148   (230,036)   (182,180)   (148,261)   (120,908)
                                                 ----------------------------------------------------------------------------
Redundancy (deficiency) excluding
  Homeowner and Earthquake lines                 $105,487  $113,741  $101,289  $ 116,394   $  79,723   $ 105,843   $  62,658
                                                 ============================================================================


TABLE 2 - As of December 31,
(Amounts in thousands)                             1998        1999        2000       2001
--------------------------------------------------------------------------------------------

DIRECT RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES GROSS OF REINSURANCE                  $382,003   $ 276,248   $ 298,436   $349,290
PAID (CUMULATIVE) AS OF:
  One year later                                  296,165     255,682     299,221
  Two  years later                                366,078     349,063
  Three years later                               406,665
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine  years later
  Ten  years later
GROSS RESERVES RE-ESTIMATED AS OF:
  One year later                                  371,774     327,977     420,954
  Two  years later                                383,104     413,460
  Three years later                               458,124
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine  years later
  Ten  years later
                                                 ---------------------------------
  Redundancy (deficiency)                         (76,121)   (137,212)   (122,518)
Less effect of Homeowner and Earthquake
  lines in runoff*                                (78,447)    (73,288)    (70,866)
                                                 ---------------------------------
Redundancy (deficiency) excluding
  Homeowner and Earthquake lines                 $  2,326   $ (63,924)  $ (51,652)
                                                 =================================

*See Note 16 of the Notes to Consolidated Financial Statements

COMPETITION
The personal automobile insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of which operate in a number of states and offer a wider variety of products than the Company. Several of these competitors are larger and have greater financial resources than the Company on a stand-alone basis. Based on direct premiums written for 2000 (latest publicly available information), the Company is the seventh largest writer of private passenger automobile insurance in California. The Company's main competition comes from other major writers who concentrate on the good driver market.

REINSURANCE
A reinsurance transaction occurs when an insurer transfers or cedes a portion of its exposure to a reinsurer for a premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer for the ceded portion of the risk. The Company periodically monitors the continuing appropriateness of its reinsurance arrangements to determine that its retention levels are reasonable and that its reinsurers are financially sound, able to meet their obligations under the agreements and are competitively priced.

The majority of the Company's cessions are with AIG subsidiaries, which have an A.M. Best financial rating of A++. The A.M. Best financial ratings of the Company's other reinsurers range from A- to A+. The Company's reinsurance arrangements are discussed in more detail in the Notes to Consolidated Financial Statements.

REGULATION
Insurance companies are subject to regulation and supervision by the insurance departments of the various states. The insurance departments have broad regulatory, supervisory and administrative powers, such as:

-    Licensing of insurance companies, agents and customer service employees
- Prior approval, in California and some other jurisdictions, of rates, rules and forms
-    Establishment of capital and surplus requirements and standards of solvency
-    Nature of, and limitations on, investments insurers are allowed to hold
-    Periodic examinations of the affairs of insurers
- Annual and other periodic reports of the financial condition and results of operations of insurers
-    Establishment of accounting rules
-    Issuance of securities by insurers
-    Restrictions on payment of dividends
-    Restrictions on transactions with affiliates

The California Department of Insurance ("CDOI") typically conducts a financial examination of the Company's affairs every three years. The most recently completed triennial examination was for the year ended December 31, 1996. The triennial examination for the year ended December 31, 1999, has been extended to cover a review of earthquake claims filed pursuant to SB 1899 and is still in process.

Changes in state insurance laws or regulations can have a material effect on the revenues and expenses of the Company. Currently, the CDOI has primary regulatory jurisdiction over the Company. In general, the current regulatory requirements in the other states in which the Company is a licensed insurer are no more stringent than in California.

To the Company's knowledge, no new laws were enacted in 2001 by any state in which the Company does business that are expected to have a material impact on the auto insurance industry.

HOLDING COMPANY ACT
The Company's subsidiaries are also subject to regulation by the CDOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Many transactions defined to be of an "extraordinary" nature may not be effected without the prior approval of the CDOI. In addition, there are limits on the subsidiaries' dividend paying capacity. In 2002, the Company estimates that its insurance subsidiaries, in the aggregate, have capacity to pay approximately $20 million in dividends to their parent without prior approval of the CDOI.

EFFECTS OF EVENTS OF SEPTEMBER 11, 2001
The Company has no direct exposure from the events of September 11, 2001. However, some of the Company's reinsurers do have such exposure, which could impact their ability to meet their obligations to the Company. Based on preliminary information received from its reinsurers, the Company does not consider any of its reinsurance recoverables to be of doubtful collectibility.

NON-VOLUNTARY BUSINESS
Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. As of December 31, 2001, assigned risk vehicles insured remained relatively stable at 1,750 compared to 1,530 at the end of 2000. The CAARP assignments have historically produced underwriting losses. As of December 31, 2001, this business represented less than 1% of the Company's total direct premiums written.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan ("FAIR Plan"). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowner direct premiums written in the state. The Company's FAIR Plan underwriting results for 2001 and 2000 were immaterial.

EMPLOYEES
The Company had approximately 2,500 full and part-time employees at December 31, 2001. The Company provides medical, pension and 401(k) savings plan benefits to eligible employees according to the provisions of each plan. Employee turnover is generally low, and the Company believes that its relationship with its employees is excellent.

ITEM 2.    PROPERTIES

The Company leases approximately 400,000 square feet of office space for its headquarters facilities, which are located in Woodland Hills, California. The lease term expires in February 2015, and the lease may be renewed for two consecutive five-year periods.

The Company also leases office space in 14 other locations of which 13 locations are in California. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claim and insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. The actions are vigorously defended unless a reasonable settlement appears appropriate.

Except as disclosed in the Notes to Financial Statements, the Company does not believe the outcome of any pending legal proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)    PRICE RANGE OF COMMON STOCK

The following table sets forth the high and low bid prices for the common stock for the indicated periods.

                     2001            2000
                 HIGH    LOW     High    Low
--------------  --------------  --------------
Fourth Quarter  $19.45  $14.43  $17.13  $13.13
Third Quarter    19.33   16.20   17.13   14.00
Second Quarter   18.44   15.99   22.94   15.50
First Quarter    18.66   13.26   21.50   15.56

(b)    HOLDERS  OF  COMMON  STOCK

The approximate number of holders of common stock on December 31, 2001, was 690.

(c)    DIVIDENDS

Quarterly dividends of $0.16 per share were paid from the first quarter of 1999 through the second quarter of 2000. Dividends of $0.08 per share were paid from the third quarter of 2000 through the fourth quarter of 2001.

The Company's Board of Directors considers a variety of factors in determining the timing and amount of dividends. Accordingly, the Company's past history of dividend payments does not assure that future dividends will be paid.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2001, are derived from, or supplemental to, the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are included elsewhere in this Form 10-K.

All amounts set forth in the following tables are in thousands, except for the ratios and per share data.

Years Ended December 31,               2001         2000         1999         1998         1997
---------------------------------------------------------------------------------------------------
PERSONAL AUTO LINES DATA
  Insured vehicles at end of year        1,061        1,167        1,185        1,130        1,077
  Net premiums earned               $  838,489   $  803,770   $  770,234   $  773,158   $  782,072

  Loss and LAE ratio                      88.1%        90.8%        77.4%        74.8%        73.5%
Expense ratio - GAAP(2)                   14.9         14.2         12.3         10.5          9.3
---------------------------------------------------------------------------------------------------
Combined ratio(1)                        103.0%       105.0%        89.7%        85.3%        82.8%
---------------------------------------------------------------------------------------------------

ALL LINES DATA
  Net premiums earned               $  864,145   $  825,486   $  770,423   $  772,864   $  785,989
  Total revenues                       914,078      869,762      832,681      870,650      863,523

  Loss and LAE ratio                      96.7%        90.8%        78.6%        81.0%        77.3%
Expense ratio - GAAP(2)                   15.0         14.4         12.9         10.2          9.4
---------------------------------------------------------------------------------------------------
Combined ratio(3)                        111.7%       105.2%        91.5%        91.2%        86.7%
---------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                      (27,568)      12,945       87,528      101,072      110,929

EARNINGS (LOSS) PER SHARE
  Basic                             $    (0.32)  $     0.15   $     1.00   $     1.36   $     1.76
  Diluted                                (0.32)        0.15         1.00         1.19         1.37

DIVIDENDS DECLARED AND PAID               0.32         0.48         0.64         0.58         0.25

BALANCE SHEET DATA:
  Total investments                    855,724      913,088      943,545    1,068,621    1,084,453
  Total assets                       1,352,016    1,338,075    1,379,332    1,593,156    1,482,454
  Unpaid losses and loss
    adjustment expenses                349,290      298,436      276,248      382,003      437,887
  Unearned premiums                    236,473      236,519      232,702      233,689      233,402
  Bank debt                                  -            -       67,500      112,500      157,500
  Total liabilities                    692,710      617,514      658,495      807,554      899,493
  Stockholders' equity                 659,306      720,561      720,837      785,602      582,961
  Book value per common
    share                                 7.72         8.46         8.39         8.97         6.93
  Statutory surplus                    393,119      475,640      581,440      600,654      548,003
  Net premiums written to
    surplus ratio                        2.2:1        1.7:1        1.3:1        1.3:1        1.4:1

(1)     The  combined  ratio for the personal auto lines was impacted by the following items: $13.6 million  of  costs associated with workforce reductions and the settlement of litigation matters in 2001: Year 2000 remediation costs of $2.4 million in 1999, $5.7 million in 1998 and $1.5 million in 1997;  and  acceleration  of  restricted  stock  grants  of  $2.0 million  in  1998.
(2)     Increase  in  expense  ratio  from 1997 to 2001 reflects higher depreciation charges due to investments  in  new  technology  and  the  effects  of  rate  decreases  taken  in  1997 to 1999.
(3)     In  addition to the effect of the items described in Note (1) above, the combined ratio for all lines was impacted by underwriting losses from the homeowner and earthquake lines, which are in runoff,  of  $77.6  million  in 2001, $2.7 million in 2000, $13.1 million in
        1999, $45.5 million in 1998  and  $30.3  million  in  1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
The following table summarizes certain information pertaining to the Company's financial condition as of or for the years ended December 31,

(Amounts in thousands, except per share data)       2001       2000       1999
--------------------------------------------------------------------------------
Operating cash flow from auto line                $ 77,037   $ 56,906   $ 78,950
Operating cash flow used by homeowner and
  earthquake lines in runoff and all other         (24,503)      (454)   (50,123)
---------------------------------------------------------------------------------
Net operating cash flow                           $ 52,534   $ 56,452   $ 28,827
---------------------------------------------------------------------------------
Book value per share                              $   7.72   $   8.46   $   8.39
Statutory surplus of insurance subsidiaries        393,119    475,640    581,440
Stockholders' equity - GAAP                        659,306    720,561    720,837
Net premiums written to statutory surplus ratio      2.2:1      1.7:1      1.3:1
A.M. Best financial rating                              A+         A+         A
S&P financial rating                                    A+         A+         A+

The operating cash flow from the auto line for 2001 improved over 2000 primarily due to rate increases coupled with a decrease in the quota share cession with AIG from 8% to 6% in 2001 that offset the effects of a decline in the number of insured units. The decline in cash flow from auto line operations from 1999 to 2000 reflected increased losses and LAE and the effects of rate decreases taken in 1999.

Book value per share at the end of 2001 declined 9% from the end of 2000 primarily because of losses from the homeowner and earthquake lines, which are in runoff. See further discussion below under the caption Underwriting Results - Homeowner and Earthquake Lines in Runoff and All Other and in Note 16 of the Notes to Consolidated Financial Statements.

The decrease in statutory surplus from 2000 to 2001 is due primarily to a net statutory loss of $53 million and a $64 million increase in nonadmitted assets, which includes developed software. This was partially offset by a one-time increase of approximately $35 million resulting from the adoption of new codified statutory accounting rules relating mainly to the admissibility of net deferred tax assets. The decrease from 1999 to 2000 was primarily due to $95 million in dividends upstreamed to the holding company, an increase in non-admitted assets of $26 million, which consisted primarily of developed software, partially offset by $11 million in statutory net income.

UNDERWRITING RESULTS
The tables presented in the Notes to Consolidated Financial Statements summarize the Company's unaudited quarterly results of operations for each of the two years in the period ended December 31, 2001, and the results of operations by line of business for each of the three years then ended. The following discussion of underwriting results by line of business should be read in conjunction with the information presented in those tables and elsewhere herein.

Personal Auto. Automobile insurance is the primary line of business written by the Company. The Company was licensed to write automobile insurance in 21 states at the end of 2001, compared to 7 states at the end of 2000. Vehicles insured outside of California have accounted for less than 3% of the total in each of the three years ended December 31, 2001. The Company will explore expansion to new states in 2002.

Vehicles in force were 1,060,752, 1,166,971 and 1,184,797 as of December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 and 2000 resulted from actions taken to improve underwriting results (discussed further below). The Company's retention rate was approximately 92% for 2001, 95% for 2000 and 96% for 1999.

Direct premiums written were $898.9 million in 2001, $881.2 million in 2000 and $855.8 million in 1999. The increases in 2001 and 2000 were due to rate increases that more than offset the decline in the number of insured vehicles. The ability of the Company to implement rate changes in California is subject to regulation by the CDOI, which could materially affect the Company's future operating results.

Net premiums earned were $838.5 million in 2001, $803.8 million in 2000 and $770.2 million in 1999. The increases in 2001 and 2000 are greater than the proportional increase in the corresponding direct premiums written because of the decrease in the quota share reinsurance arrangement with AIG from 8% in 2000 to 6% in 2001 and from 10% in 1999 to 8% in 2000.

Underwriting results were losses of $24.4 million in 2001 and $39.8 million in 2000 compared to an underwriting profit of $79.1 million in 1999. The Company had reduced its California rates by more than 25% from 1996 to 1999, and the rate decreases in 1998 and 1999 had anticipated the continuation of favorable loss trends that failed to materialize. The resultant underpricing caused the loss and LAE ratio to grow from 77.4% in 1999 to 90.8% for 2000, with the higher-than-anticipated losses first becoming evident in the third quarter of 1999. The loss and LAE ratio decreased to 88.1% in 2001 as corrective measures were implemented in late 2000 and throughout 2001. Such measures included increasing California auto rates by 6.4% in November 2000 and 4.0% in July 2001 and Oregon auto rates by 21% in November 2000. Rate increases in 2001 of 44.9%, 14.0% and 12.6% were taken in Washington, Oregon and Nevada, respectively, and a further 23.9% rate increase has been approved for 2002 in Nevada. A further 6.9% rate increase currently is pending approval of the CDOI.

The underwriting expense ratio for the auto line of business was 14.9% in 2001, 14.2% in 2000 and 12.3% in 1999. The increase in the ratios for 2001 and 2000 compared to 1999 were mainly caused by increases in occupancy costs, data processing and depreciation expense.

Homeowner and Earthquake Lines in Runoff and All Other. The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001 but, as discussed below, remains exposed to possible upward development in certain loss estimates relating to the 1994 Northridge Earthquake. Under a January 1, 2002 agreement, the Company ceded 100% of its in-force homeowner coverages to an unrelated company and will begin non-renewing homeowner policies expiring on February 21, 2002, and thereafter.

Underwriting results of the homeowners and earthquake lines, which are in runoff, were losses of $77.6 million in 2001, $2.7 million in 2000 and $13.1 million in 1999.

In the fourth quarter of 2001, a provision was recorded for the run-off of the homeowner line, primarily due to earthquake claims arising from SB 1899 (discussed further below and in Note 16 of the Notes to Consolidated Financial Statements). Total earthquake losses and expenses charged to income were $70.0 million in 2001, including $50.0 million in the fourth quarter, compared to $3.5 million in 2000 and $2.5 million in 1999.

California SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company believes this law to be unconstitutional because it impairs contract rights by extending the normal contractual limitations period by more than six years. The Company has pursued its legal rights without success in the California courts and has now submitted a writ to the United States Supreme Court. Despite the Company's challenge to the constitutionality of the law, claim reports have been accepted and losses adjusted and paid under a reservation of rights since the law took effect. The time period to make claims under SB 1899 ended on December 31, 2001. The Company is now able to make an estimate of the loss payment and inspection cost portion of the potential liability created by this law. The Company believes it is impracticable to make a reasonable estimate of the defense costs associated with settling these claims.

The Company cautions that the recorded estimate for this event is subject to a greater than normal degree of uncertainty for a variety of reasons. For example, some of the claimants allege facts about earthquake damages that ostensibly occurred on January 17, 1994, but many of the claimants are represented by public adjusters or legal counsel who are acting to prevent or delay access of Company personnel to inspect the allegedly damaged property. Thus, in many cases, the best information currently available to the Company is several years old. As new information becomes available in the near term, the Company's estimate of its ultimate exposure may change by an amount that could be material.

The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001 but remains exposed to possible upward development in certain loss estimates relating to the 1994 Northridge Earthquake.

This line also included $9.6 million associated with workforce reductions and the settlement of litigation matters in the fourth quarter of 2001, and a charge of $6.75 million to settle certain matters with the CDOI in 1999.

INVESTMENT INCOME
The Company utilizes a conservative investment philosophy. No equities, derivatives or nontraditional securities are held in the Company's investment portfolio, substantially all of which is investment grade. Net investment income was $45.9 million in 2001 compared to $50.3 million in 2000 and $63.1 million in 1999. Average invested assets decreased 8.0% in 2001 from the prior year and 14.6% in 2000 compared to an increase of 0.4% in 1999. The decreases in 2001 and 2000 were primarily due to the sale of investments to cover incurred loss costs, the acquisitions of property and equipment and the payment of dividends to shareholders. The payoff of the $67.5 million bank loan also contributed to the 2000 decrease. The average annual pre-tax yield on invested assets was 5.1% in 2001, 5.2% in 2000 and 5.5% in 1999. The average annual after-tax yield on invested assets was 4.5% in 2001, 4.6% in 2000 and 4.3% in 1999.

Net realized gains on the sale of investments were $5.0 million in 2001 compared to net realized losses of $5.0 million in 2000 and $0.4 million in 1999. At December 31, 2001, $709.3 million (80.2%) of the Company's total investments at fair value were invested in tax-exempt bonds with the remainder, representing 19.8% of the portfolio, invested in taxable securities compared to 90.3% and 9.7%, respectively, at December 31, 2000.

As of December 31, 2001, the Company had a pre-tax net unrealized loss on fixed maturity investments of $1.5 million compared to a net unrealized gain of $3.7 million in 2000 and a net unrealized loss of $62.8 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity. The parent company's main sources of liquidity historically have been dividends received from its insurance subsidiaries and proceeds from issuance of debt or equity securities. The parent company paid off a $67.5 million bank loan in 2000 and currently has no debt outstanding. The parent's only equity security currently outstanding is its common stock, which has no mandatory dividend obligations. The parent's significant operating expenses are all allocated to and paid for by its insurance subsidiaries. During 2002, the insurance subsidiaries have the capacity to pay dividends to the parent aggregating approximately $20 million under current insurance regulations. At December 31, 2001, the parent had $52.8 million of cash and investments on hand and a payable to one of its insurance subsidiaries amounting to approximately $28.6 million, of which $15 million was repaid in January 2002, and the balance is due on June 30, 2002.

Recent court rulings may subject certain dividends from the insurance subsidiaries to California State income tax. The Company believes the sources of funds referred to above will be adequate to meet its cash needs for dividends to shareholders or other purposes without receiving additional dividends from its insurance subsidiaries until this tax issue is resolved. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth objectives, although it has no present intentions of doing so.

A possible liquidity risk faced by the parent would be if it were required to contribute additional capital to its insurance subsidiaries under unfavorable conditions in the reinsurance, debt or equity markets, which could drive up the cost of capital and prevent the Company from paying dividends to its shareholders. Regulators generally require property and casualty insurance companies to maintain a ratio of net premium written to statutory surplus of no greater than three-to-one. Growth in net premiums written raises the numerator in this ratio, while statutory operating losses have the effect of depressing the denominator. The Company's ratio stood at 2.2:1 at December 31, 2001.

The Company believes it has taken the proper actions to restore underwriting profitability in its core auto insurance operations and thereby enhance its liquidity. However, there can be no assurance that California regulators will grant the rate increases recently requested by the Company. Also, the resolution of Northridge Earthquake claims pursuant to SB1899 (discussed further above under the caption Underwriting Results - Homeowner and Earthquake Lines in Runoff and All Other, also below under the caption Critical Accounting Policies, and in Note 16 of the Notes to Consolidated Financial Statements) possibly may require more outlays than the recorded estimates. As a result of such contingencies, underwriting losses could recur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Each of the foregoing contingencies would create some degree of downward pressure on the insurance subsidiaries' statutory surplus, which in turn could negatively impact the Company's liquidity.

In 1997, the Company embarked on a major project to upgrade its technological infrastructure and to conform certain of its operational procedures to "best practices." Capital expenditures relating to this project totaled $45.3 million, $20.7 million and $26.3 million in 2001, 2000 and 1999, respectively. The estimated cost to complete this project over the next three years is approximately $40 million. Management believes cash flow from operations as well as expected improvements in operational efficiencies will be more than adequate to fund the project's remaining implementation.

During the second quarter of 1999, the Company's Board of Directors authorized $50 million to purchase shares of the Company's common stock. As a result, 2,632,084 common shares were repurchased in the open market and retired through April 2000.

The Company has not identified any other trends, demands, commitments, events or uncertainties that have or are considered to have a reasonable possibility of having a material impact on the Company's liquidity.

Off Balance Sheet Obligations, Letters of Credit, Guarantees and Transactions with Related Parties. The Company currently has no off-balance sheet obligations other than the operating leases for its office facilities, which call for minimum lease payments totaling $168.8 million as follows: $15.6 million in 2002, $14.6 million in 2003, $13.5 million in 2004, $13.5 million in 2005, $12.7 million in 2006, and $98.9 million thereafter.

The Company currently has no unused letters of credit, has issued no guarantees on behalf of others, and has no trading activities involving non-exchange-traded contracts accounted for at fair value. The Company has entered into no material transactions with related parties other than the reinsurance transactions with AIG subsidiaries that are discussed in the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
Management believes the Company's current critical accounting policies comprise the following:

Unpaid Losses & Loss Adjustment Expenses. The Company is required to estimate its liability for loss and loss adjustment expenses. The estimated liability for unpaid losses and loss adjustment expenses recorded on the Company's balance sheet at the end of any given period should be adequate to cover all future payments required to be made on account of insured events that occurred on or before the balance sheet date. However, because the future cannot be predicted with certainty, the actual future payments are usually different from the previously recorded estimates, and sometimes the differences may be material. These differences are included in the Company's results of operations in the future periods in which they become known.

In particular, the Company cautions that the earthquake loss and loss adjustment expense reserves resulting from SB 1899 cannot be estimated by conventional reserving techniques for a variety of reasons. See further discussion above under the caption Underwriting Results - Homeowner and Earthquake Lines in Runoff and All Other and in Note 16 of the Notes to the Consolidated Financial Statements.

Property & Equipment. The Company's assets at December 31, 2001, include approximately $91.5 million of software development projects in progress (see
Note 7 of Notes to Consolidated Financial Statements), which comprise the capitalized costs relating to software systems that are not yet ready for their intended use. Upon completion, which is expected to be in 2004, the software will be depreciated by the straight-line method over its estimated useful life, which is currently estimated at no less than ten years. However, the remaining useful life of the software will necessarily depend on facts and circumstances in the future, such as possible future technological innovations or changes in operation strategies. If at any time the software is determined to have a lesser value than its carrying value, the Company would be required to record a write-down as a charge to operations.

Deferred Income Taxes. The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset, which amounted to $96.2 million at December 31, 2001, that management believes will not be realized. The Company believes that because of its historically strong earnings performance and tax planning strategies available, it is more likely than not that the Company will realize the full benefit of its deferred tax assets. Accordingly, no valuation allowance has been established.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications and an assumed loss and loss adjustment expense ratio of 85.2%, management believes that these costs will be fully recoverable and, accordingly, no reduction in DPAC or premium deficiency has been recognized.

FORWARD-LOOKING STATEMENTS
The Company's management has made in this report, and from time to time may make in its public filings, press releases, and oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential, expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including, but not limited to, those discussed elsewhere in this report and in the Company's other public communications, as well as the following: (a) the intensity of competition from other companies in the insurance industry; (b) the Company's experience with respect to persistency, underwriting and claims experience including revived claims under SB 1899; (c) the Company's ability to distribute and administer competitive services in a timely, cost-effective manner; (d) the Company's visibility in the marketplace and its financial and claims-paying ratings; (e) regulatory approval for rate increases and product changes; (f) the effect of changes in laws and regulations affecting the Company's business, including changes in tax laws affecting insurance products; (g) market risks related to interest rates; (h) the Company's ability to develop and deploy information technology and management information systems to support strategic goals while continuing to control costs and expenses; (i) the costs of defending litigation or regulating proceedings and the risk of unanticipated material adverse outcomes in such litigation or proceedings; (j) changes in accounting and reporting practices; and (k) the Company's access to adequate financing to support its future business. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. The first column in the following table shows the financial statement carrying value of the Company's financial instruments. The Company's investment portfolio is carried at fair value. The second column shows the effect on the current carrying value and estimated fair value assuming a 100 basis point increase in market interest rates. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of December 31, 2001.

                                                           Estimated Fair Value
                                                            at Adjusted Market
                                                Carrying       Rates/Prices
(Amounts in millions)                             Value      Indicated Below *
--------------------------------------------------------------------------------
Fixed maturity investments available for sale   $   855.7  $               793.7

* Adjusted interest rates assume a 100 basis point increase in market rates at December 31, 2001.

The Company's cash flow from operations and short-term cash position generally is more than sufficient to meet its obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. As a result, it has been unnecessary for the Company to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all of its financial assets and liabilities, the Company seeks to maintain reasonable average durations, currently 6.9 years, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. Financial instruments are not used for trading purposes.

The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of the Company's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the analysis. This analysis is further limited as it does not consider any mitigating actions the Company could take in response to changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of 21st Century Insurance Group and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2001 listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Los Angeles, California
February 6, 2002

REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

We have audited the accompanying consolidated balance sheet of 21st Century Insurance Group and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 21st Century Insurance Group and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Ernst & Young LLP

Los Angeles, California
January 26, 2001

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,                                                                                             2001         2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $857,209 and $909,039)                                                             $  855,724   $  913,088
Cash and cash equivalents                                                                                 28,909        7,240
-----------------------------------------------------------------------------------------------------------------------------
Total investments and cash                                                                               884,633      920,328
Accrued investment income                                                                                 11,733       12,569
Premiums receivable                                                                                       75,559       78,983
Reinsurance receivables and recoverables                                                                  40,138       50,075
Prepaid reinsurance premiums                                                                              15,444       20,300
Deferred income taxes                                                                                     96,216       72,434
Deferred policy acquisition costs                                                                         24,662       22,387
Property and equipment, at cost less accumulated depreciation
  of $66,462 and $45,900                                                                                 178,672      138,062
Other assets                                                                                              24,959       22,937
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                          $1,352,016   $1,338,075
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                            $  349,290   $  298,436
Unearned premiums                                                                                        236,473      236,519
Claims checks payable                                                                                     36,105       35,982
Reinsurance payable                                                                                       12,993       15,989
Other liabilities                                                                                         57,849       30,588
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        692,710      617,514
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,361,848 in 2001 and 85,145,817 in 2000                                          416,991      415,064
Retained earnings                                                                                        248,635      303,714
Accumulated other comprehensive income (loss)                                                             (6,320)       1,783
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                               659,306      720,561
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                            $1,352,016   $1,338,075
-----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,                      2001       2000       1999
---------------------------------------------------------------------------
REVENUES
Net premiums earned                         $864,145   $825,486   $770,423
Net investment income                         45,930     50,346     63,119
Other                                           (998)    (1,060)      (451)
Realized investment gains (losses)             5,001     (5,010)      (410)
------------------------------------------  ---------  ---------  ---------
Total revenues                               914,078    869,762    832,681
------------------------------------------  ---------  ---------  ---------
LOSSES AND EXPENSES
------------------------------------------  ---------  ---------  ---------
Net losses and loss adjustment expenses      836,236    749,388    605,064
Policy acquisition costs                     102,558     91,386     80,514
Other operating expenses                      27,359     27,180     18,856
Interest and fees expense                          -      2,901      7,020
------------------------------------------  ---------  ---------  ---------
Total losses and expenses                    966,153    870,855    711,454
------------------------------------------  ---------  ---------  ---------
Income (loss) before federal income taxes    (52,075)    (1,093)   121,227
Federal income tax expense (benefit)         (24,507)   (14,038)    33,699
------------------------------------------  ---------  ---------  ---------
Net income (loss)                           $(27,568)  $ 12,945   $ 87,528
------------------------------------------  ---------  ---------  ---------
EARNINGS (LOSS) PER COMMON SHARE
  Basic                                     $  (0.32)  $   0.15   $   1.00
------------------------------------------  ---------  ---------  ---------
  Diluted                                   $  (0.32)  $   0.15   $   1.00
------------------------------------------  ---------  ---------  ---------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Accumulated
                                                                              Other
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA         Common       Retained     Comprehensive
Years Ended December 31, 2001, 2000 and 1999     Stock       Earnings     Income (Loss)       Total
-----------------------------------------------------------------------------------------------------
Balance - January 1, 1999                      $462,268   $   299,947     $     23,387      $785,602
Comprehensive income                                           87,528(1)       (63,906)(2)    23,622
Cash dividends paid on common
  stock ($0.64 per share)                                     (55,742)                       (55,742)
Stock repurchased and retired                   (33,285)                                     (33,285)
Other                                               640                                          640
-----------------------------------------------------------------------------------------------------
Balance - December 31, 1999                     429,623       331,733          (40,519)      720,837
Comprehensive income                                           12,945(1)        42,302 (2)    55,247
Cash dividends paid on common
  stock ($0.48 per share)                                     (40,964)                       (40,964)
Stock repurchased and retired                   (16,598)                                     (16,598)
Other                                             2,039                                        2,039
-----------------------------------------------------------------------------------------------------
Balance - December 31, 2000                     415,064       303,714            1,783       720,561
Comprehensive loss                                            (27,568)(1)       (8,103)(2)   (35,671)
Cash dividend paid on common
  stock ($0.32 per share)                                     (27,310)                       (27,310)
Other                                             1,927          (201)                         1,726
-----------------------------------------------------------------------------------------------------
Balance - December 31, 2001                    $416,991   $   248,635     $     (6,320)     $659,306
-----------------------------------------------------------------------------------------------------

(1) Net income (loss) for the year
(2) Change in accumulated other comprehensive income (loss) (see Note 4).


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,                                    2001        2000        1999
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ (27,568)  $  12,945   $  87,528
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Provision for depreciation and amortization               21,031      14,605      13,029
  Amortization of restricted stock grants                      695         180           -
  Provision (benefit) for deferred income taxes            (19,418)     (3,961)     17,598
  Realized losses (gains) on sale of investments            (5,098)      5,010         410
  Federal income taxes (benefit)                             5,759      (6,698)     10,932
  Reinsurance balances                                      11,797      12,131      11,267
  Unpaid losses and loss adjustment expenses                50,854      22,188    (105,755)
  Unearned premiums                                            (46)      3,817        (987)
  Claims checks payable                                        123       4,070      (2,399)
  Other assets                                              (5,721)    (15,634)     (5,953)
  Other liabilities                                         20,126       7,799       3,157
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                   52,534      56,452      28,827
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                               (461,578)   (208,957)   (771,769)
  Calls or maturities                                       15,783       2,809       7,890
  Sales                                                    502,254     298,044     789,590
Net purchases of property and equipment                    (61,247)    (62,940)    (43,974)
-------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         (4,788)     28,956     (18,263)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Bank loan principal repayment                                    -     (67,500)    (45,000)
Dividends declared and paid (per share: $0.32; $0.48;
  and $0.64)                                               (27,310)    (40,964)    (55,742)
Common stock repurchased                                         -     (16,598)    (33,285)
Proceeds from the exercise of stock options                  1,233       1,860         641
-------------------------------------------------------------------------------------------
Net cash used in financing activities                      (26,077)   (123,202)   (133,386)
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash                             21,669     (37,794)   (122,822)

Cash and cash equivalents, beginning of year                 7,240      45,034     167,856
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $  28,909   $   7,240   $  45,034
-------------------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION
  Income taxes refunded (paid)                           $  11,435   $   3,555   $  (9,499)
  Interest paid                                                  -      (2,204)     (5,306)


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1.  DESCRIPTION OF BUSINESS
--------------------------------

21st Century Insurance Group, through its wholly owned subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company (collectively, the "Company"), is engaged primarily in the sale of private passenger automobile insurance policies in California, Nevada, Oregon and Washington. Substantially all of the Company's business is concentrated in California. The Company also provides private passenger automobile insurance through 21st Century Insurance Company of Arizona ("21st of Arizona"), which was a 49% owned unconsolidated affiliate in 2001 and prior years (see Note 19). American International Group, Inc. ("AIG"), owned a majority of the Company's outstanding common stock at December 31, 2001.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF CONSOLIDATION AND PRESENTATION
The accompanying consolidated financial statements include the accounts and operations of the Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which differ from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

INVESTMENTS
The Company classifies its investment portfolio as available-for-sale and carries it at fair value. Unrealized investment gains and losses, net of any tax effect, are included as an element of accumulated other comprehensive income
(loss), which is classified as a separate component of stockholders' equity.

Fair values for fixed maturity and equity securities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between cost or amortized cost and estimated net realizable value.

21ST CENTURY INSURANCE COMPANY OF ARIZONA
Prior to 2002, 21st of Arizona was a joint venture between the Company and AIG. On January 1, 2002, the Company acquired AIG's 51% interest in 21st of Arizona (see Note 19). This entity began operations in August 1996, has a carrying value of $3.6 million at December 31, 2001, and is included in other assets in the Consolidated Balance Sheets. The Company's equity in the net loss of this venture amounted to $1.0 million, $1.1 million, and $0.5 million in 2001, 2000 and 1999, respectively, and is included in other revenues in the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash, demand deposits and short-term investments in money market mutual funds having a maturity of three months or less at the date of purchase.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

RECOGNITION OF REVENUES
Insurance premiums and reinsurance ceding commissions are recognized pro rata over the terms of the policies. Installment and other fees for services are recognized in the periods the services are rendered. The unearned portion of premiums is included in the Consolidated Balance Sheets as a liability for unearned premiums. Unearned ceding commissions are reported as a reduction of deferred policy acquisition costs in the balance sheet.

DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs will be fully recoverable and, accordingly, no reduction in DPAC or premium deficiency has been recognized.

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: furniture and leasehold improvements - 7 years; equipment - 3 to 5 years; automobiles - 5 years; software currently in service - 3 to 10 years.

LOSSES AND LOSS ADJUSTMENT EXPENSES
The estimated liabilities for losses and loss adjustment expenses ("LAE") include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any adjustments resulting therefrom are reflected in current operations.

The Company believes that the earthquake loss and loss adjustment expense reserves resulting from SB 1899 cannot be estimated by conventional reserving techniques. See Note 16 for a discussion of the factors considered by management in establishing those reserves.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claim liabilities are reported as assets in the accompanying balance sheets. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

STOCK-BASED COMPENSATION
In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions. Accordingly, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 13 for disclosure of the required pro forma information as if stock option compensation expense had been determined by the alternative fair value method. The fair value of stock grants made under the Restricted Shares Plan is amortized to expense under APB 25 over the vesting period of the grants. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and, therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

INCOME TAXES
Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------------

For each of the three years in the period ending December 31, 2001, the numerator for the calculation of both basic and diluted earnings per common share is equal to net income reported for that year. The denominator for the computation of basic earnings (loss) per share was 85,340,461 shares, 85,186,084 shares and 87,144,939 shares for 2001, 2000 and 1999, respectively. The denominator for diluted earnings (loss) per share was 85,340,461 shares, 85,397,099 shares and 87,252,674 shares for 2001, 2000 and 1999, respectively.
The difference between basic and diluted earnings per share denominators is due to employee restricted stock grants and stock options.

NOTE 4.  INVESTMENTS
--------------------

Cash and securities with carrying values of $12.4 million and $0.5 million were deposited by the Company's subsidiaries under requirements of regulatory authorities as of December 31, 2001 and 2000.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

A summary of net investment income follows:

Years Ended December 31,                                         2001      2000      1999
--------------------------------------------------------------------------------------------
Interest on fixed maturities                                   $44,722   $48,411   $ 56,638
Interest on cash equivalents                                     1,602     2,265      6,954
Investment expense                                                (394)     (330)      (473)
--------------------------------------------------------------------------------------------
  Net investment income                                        $45,930   $50,346   $ 63,119
--------------------------------------------------------------------------------------------

A summary of realized investment gains and losses before income taxes follows:

Years Ended December 31,                                         2001      2000      1999
--------------------------------------------------------------------------------------------
Gross realized gains on fixed maturities available-for-sale    $ 5,912   $ 1,685   $ 13,475
Gross realized losses on fixed maturities available-for-sale    (1,111)   (6,561)   (14,697)
Other                                                              200      (134)       812
--------------------------------------------------------------------------------------------
  Realized investment gains (losses)                           $ 5,001   $(5,010)  $   (410)
--------------------------------------------------------------------------------------------

A summary of fixed maturity investments follows:

                                                                 Gross        Gross
                                                  Amortized   Unrealized    Unrealized     Fair
                                                     Cost        Gains        Losses      Value
-------------------------------------------------------------------------------------------------

December 31, 2001
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies            $   40,363  $       461  $       (91)  $ 40,733
Obligations of states and political subdivisions     719,411        6,209       (7,016)   718,604
Corporate securities                                  97,435          623       (1,671)    96,387
-------------------------------------------------------------------------------------------------
  Total fixed maturity investments                $  857,209  $     7,293  $    (8,778)  $855,724
-------------------------------------------------------------------------------------------------

December 31, 2000
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies            $   14,605  $        40  $      (194)  $ 14,451
Obligations of states and political subdivisions     834,580       10,480       (3,219)   841,841
Corporate securities                                  59,854          456       (3,514)    56,796
-------------------------------------------------------------------------------------------------
  Total fixed maturity investments                $  909,039  $    10,976  $    (6,927)  $913,088
-------------------------------------------------------------------------------------------------

Fixed maturities available-for-sale at December 31, 2001, are summarized by contractual maturity year as follows:

                       Amortized     Fair
                          Cost      Value
-------------------------------------------
Fixed maturities due:
2002                   $    2,009  $  2,064
2003-2006                  27,007    28,157
2007-2011                 143,646   145,363
2012 and thereafter       684,547   680,140
-------------------------------------------
Total                  $  857,209  $855,724
-------------------------------------------

Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

Details follow concerning the changes in the after-tax items included in "Accumulated other comprehensive income (loss)" in the Consolidated Statement of Stockholders' Equity for 2001, 2000 and 1999.

Years Ended December 31,                                          2001      2000      1999
---------------------------------------------------------------------------------------------
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of $(152), $21,608 and $(34,508),
  respectively                                                  $  (282)  $40,128   $(63,884)
Reclassification adjustment for investment gains (losses)
  included in net income, net of tax expense (benefit) of
  $1,784, $(1,627) and $(97), respectively                       (3,314)    3,022        180
Minimum pension liability in excess of unamortized prior
  service cost, net of deferred income tax benefit of $2,427,
  $457, and $109, respectively                                   (4,507)     (848)      (202)
---------------------------------------------------------------------------------------------
Total                                                           $(8,103)  $42,302   $(63,906)
---------------------------------------------------------------------------------------------

A summary of accumulated other comprehensive income (loss) follows:

December 31,                                                                2001     2000
---------------------------------------------------------------------------------------------
Unrealized gains (losses), net of tax of $(520) and income tax
  benefit of $1,417, respectively                                         $  (965)  $  2,631
Minimum pension liability in excess of unamortized prior service
  cost, net of deferred income tax benefit of $2,883 and $565              (5,355)      (848)
---------------------------------------------------------------------------------------------
                                                                          $(6,320)  $  1,783
---------------------------------------------------------------------------------------------

NOTE 5.  FEDERAL INCOME TAXES
-----------------------------
Federal income tax expense (benefit) consists of:

Years Ended December 31,                                          2001      2000      1999
---------------------------------------------------------------------------------------------
Current tax expense (benefit)                                   $ (5,089)  $(10,077)  $16,101
Deferred tax expense (benefit)                                   (19,418)    (3,961)   17,598
---------------------------------------------------------------------------------------------
Total                                                           $(24,507)  $(14,038)  $33,699
---------------------------------------------------------------------------------------------

The Company's net deferred tax asset is comprised of:

December 31,                                    2001      2000
----------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforward             $104,137  $ 61,534
  Alternative minimum tax credit                17,701    22,776
  Unearned premiums                             16,047    15,593
  Unpaid losses and loss adjustment expenses     9,218     6,037
  Employee benefits                              5,146     4,812
  Unrealized investment losses                   3,512         -
  Other                                              -     2,508
----------------------------------------------------------------
                                               155,761   113,260
----------------------------------------------------------------
Deferred tax liabilities:
  EDP software development costs                46,833    31,145
  Deferred policy acquisition costs              9,465     8,830
  Unrealized investment gains                        -       851
  Other                                          3,247         -
----------------------------------------------------------------
                                                59,545    40,826
----------------------------------------------------------------
Net deferred tax asset                        $ 96,216  $ 72,434
----------------------------------------------------------------

During 2001, the Company had a tax net operating loss of approximately $112 million. As of December 31, 2001, the Company has a tax net operating loss carryforward of approximately $298 million for regular tax purposes of which approximately $105 million expires in the year 2009 and $193 million expires on or after 2020; and an alternative minimum tax credit carryforward of $18 million. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. The Company believes that because of its historically strong earnings performance and tax planning strategies available, it is more likely than not that the Company will realize the full benefit of its deferred tax assets. Accordingly, no valuation allowance has been established.

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax expense follows:

Years Ended December 31,                                  2001       2000       1999
------------------------------------------------------  ---------  ---------  --------
Federal income tax expense (benefit) at statutory rate  $(18,227)  $   (382)  $42,429
Tax-exempt income, net                                   (11,067)   (12,546)   (8,662)
State and local taxes, net of federal benefit              4,706          -         -
Research and experimentation tax credit                        -     (1,193)        -
Other - net                                                   81         83       (68)
------------------------------------------------------  ---------  ---------  --------
Federal income tax (benefit) expense                    $(24,507)  $(14,038)  $33,699
------------------------------------------------------  ---------  ---------  --------

There were no income tax payments required for the years ended December 31, 2001 and 2000. Payments for income taxes were $19.5 million for the year ended December 31, 1999. As of December 31, 2001, the Company has a federal income tax refund receivable of $4.5 million.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 6. DEFERRED POLICY ACQUISITION COSTS
-----------------------------------------

Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations:

Years Ended December 31,                                 2001       2000       1999
--------------------------------------------------------------------------------------
Deferred policy acquisition costs, beginning of year  $  22,387   $ 22,156   $ 16,100
Acquisition costs deferred                              104,833     91,617     86,570
Acquisition costs amortized and charged to income
  during the year                                      (102,558)   (91,386)   (80,514)
--------------------------------------------------------------------------------------
Deferred policy acquisition costs, end of year        $  24,662   $ 22,387   $ 22,156
--------------------------------------------------------------------------------------

Total advertising costs included in deferred acquisition costs in 2001, 2000 and 1999 were $18.7 million, $9.7 million, and $21.3 million, respectively.

NOTE 7.  PROPERTY AND EQUIPMENT
-------------------------------

A summary of property and equipment follows:

December 31,                                                      2001       2000
------------------------------------------------------------------------------------
Furniture and equipment                                         $ 57,324   $ 47,288
Automobiles                                                        3,593      3,575
Leasehold improvements                                            17,780     14,153
Software currently in service                                     74,980     44,504
Software development projects in progress                         91,457     74,442
------------------------------------------------------------------------------------
Subtotal                                                         245,134    183,962

Less accumulated depreciation, including $19,827 and $9,464 on
  software currently in service                                  (66,462)   (45,900)
------------------------------------------------------------------------------------
                                                                $178,672   $138,062
------------------------------------------------------------------------------------

Depreciation expense on software currently in service was $10.4 million, $4.1 million and $2.6 million in 2001, 2000 and 1999, respectively. Substantially all software development projects in progress are expected to be completed by 2004.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 8.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------

The following analysis provides a reconciliation of the activity in the reserve for unpaid losses and loss adjustment expenses:

Years Ended December 31,                              2001      2000      1999
---------------------------------------------------------------------------------
At beginning of year:
  Reserve for losses and LAE, gross of reinsurance  $298,436  $276,248  $382,003
  Reinsurance recoverable                             31,483    32,850    42,188
---------------------------------------------------------------------------------
  Reserve for losses and LAE, net of reinsurance     266,953   243,398   339,815
---------------------------------------------------------------------------------
  Losses and LAE incurred, net of reinsurance:
    Current year                                     718,229   704,365   613,760
    Prior years                                      118,007    45,023    (8,696)
---------------------------------------------------------------------------------
  Total                                              836,236   749,388   605,064
---------------------------------------------------------------------------------
  Losses and LAE paid, net of reinsurance:
    Current year                                     506,294   498,602   436,346
    Prior years                                      271,117   227,231   265,135
---------------------------------------------------------------------------------
  Total                                              777,411   725,833   701,481
---------------------------------------------------------------------------------
At end of year:
  Reserve for losses and LAE, net of reinsurance     325,778   266,953   243,398
  Reinsurance recoverable                             23,512    31,483    32,850
---------------------------------------------------------------------------------
  Reserve for losses and LAE, gross of reinsurance  $349,290  $298,436  $276,248
---------------------------------------------------------------------------------

The provision for losses and LAE recorded in 2001 for insured events of prior years primarily resulted from the Company's recognition of earthquake losses under SB 1899, as discussed in Note 16, and from the Company's under-estimate of changes in personal auto loss severity trends that became apparent in 2001. The loss and LAE provision recorded in 2000 for insured events of prior years primarily resulted from the Company's over-estimate in 1999 of the beneficial effect on loss costs of laws passed in prior years that limited the ability of uninsured motorists and drunk drivers to collect non-economic damages.

NOTE 9.  REINSURANCE
--------------------
The Company's insurance subsidiaries cede business to AIG subsidiaries under a quota share reinsurance agreement. Under this contract, which attaches to the Company's retained risks net of all other reinsurance, the subsidiaries ceded 10% of their premiums earned and losses and loss adjustment expenses incurred in connection with policies incepted during the period January 1, 1995, through December 31, 1999, 8% in 2000, 6% in 2001 and 4% in 2002. The majority of the Company's reinsurance receivables are due from the AIG subsidiaries.

The following summarizes the approximate percentage of business retained and ceded under various reinsurance programs with AIG subsidiaries and unrelated insurers. Most programs provide for ceding commissions that approximate the Company's direct policy acquisition costs and other operating expenses.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

                                            Contracts Incepting During
                                         --------------------------------
                                         2002     2001      2000    1999
                                         --------------------------------
-------------------------------------------------------------------------
AUTO POLICIES
  Retained                                 96%       94%       92%    90%
  Ceded                                     4%        6%        8%    10%
HOMEOWNER POLICIES(1)
  Retained                                  -        94%       92%     -
  Ceded                                   100%        6%        8%   100%
  Catastrophe cover excess $10 million      -   $75,000   $65,000      -
PUP POLICIES
  Retained                                 10%       16%       37%    36%
  Ceded                                    90%       84%       63%    64%

(1) The Company's homeowner policies do not include any earthquake coverage. This catastrophe coverage does provide protection from the potential for fire following an earthquake and other catastrophes. See Note 18.

Reinsurance coverages related to historical earthquake losses have been exhausted.

The effect of reinsurance on premiums written and earned is as follows:

                                  2001                  2000                   1999
--------------------------------------------------------------------------------------------
Years Ended December 31,   Written    Earned     Written    Earned     Written      Earned
--------------------------------------------------------------------------------------------
Gross                     $929,315   $929,361   $910,720   $906,903   $ 880,534   $ 881,523
Ceded                      (60,360)   (65,216)   (78,593)   (81,417)   (111,721)   (111,100)
--------------------------------------------------------------------------------------------
Net                       $868,955   $864,145   $832,127   $825,486   $ 768,813   $ 770,423
--------------------------------------------------------------------------------------------

Losses and loss adjustment expenses have been reduced by reinsurance ceded as follows:

Years Ended December 31,                              2001       2000       1999
-----------------------------------------------------------------------------------
Gross losses and loss adjustment expenses incurred  $893,139   $824,714   $682,519
Ceded losses and loss adjustment expenses incurred   (56,903)   (75,326)   (77,455)
-----------------------------------------------------------------------------------
Net losses and loss adjustment expenses incurred    $836,236   $749,388   $605,064
-----------------------------------------------------------------------------------

At December 31, 2001 and 2000, the Company's reinsurance recoverables, net of payables, from AIG subsidiaries were $38.8 million and $48.7 million, respectively.

NOTE 10.  EMPLOYEE BENEFITS
---------------------------

The Company sponsors a contributory savings and security plan for eligible employees. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee. Contributions charged against operations were $4.0 million, $3.1 million and $3.0 million in 2001, 2000 and 1999, respectively. The plan offers a variety of investment types among which employees exercise complete discretion as to choice and investment duration, including any amounts the employee elects to invest in Company common stock.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The Company sponsors non-contributory defined benefit pension plans, which cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the last three years of employment and are reduced by the benefit payable from the pension plan. For other eligible employees, the pension benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. At December 31, 2001, the pension plans' assets comprised 30% fixed income securities and 70% stock index mutual funds. Other information regarding the Company's defined benefit pension plans follows:

Years Ended December 31,                                2001       2000
--------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year             $ 58,257   $ 50,491
  Service cost                                           3,508      2,966
  Interest cost                                          4,554      4,135
  Actuarial loss                                         5,254      3,097
  Benefits paid                                         (2,630)    (2,432)
--------------------------------------------------------------------------
Benefit obligation at end of year                       68,943     58,257
--------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year        43,011     42,847
  Actual return on plan assets net of expenses          (1,245)      (564)
  Employer contributions                                 6,408      3,160
  Benefits paid                                         (2,630)    (2,432)
--------------------------------------------------------------------------
Fair value of plan assets at end of year                45,544     43,011
--------------------------------------------------------------------------
Reconciliation of funded status:
  Funded status                                        (23,399)   (15,246)
  Unrecognized net loss                                 20,707     11,050
  Unrecognized transition obligation                       182        363
  Unrecognized prior service cost                          670        409
--------------------------------------------------------------------------
Net amount recognized at year end                       (1,840)    (3,424)
--------------------------------------------------------------------------
Amounts recognized in the statement of financial
  position consist of:
  Accrued benefit liability                             (1,840)    (3,424)
  Additional minimum liability                          (9,090)    (2,218)
  Intangible asset                                         852        602
  Accumulated other comprehensive income                 8,238      1,616
--------------------------------------------------------------------------
Net amount recognized in accompanying balance sheet   $ (1,840)  $ (3,424)
--------------------------------------------------------------------------
Weighted-average assumptions used in determining the
amounts above:
  Discount rate                                           7.00%      7.50%
  Expected return on plan assets                          8.50%      8.50%
  Rate of compensation increase                           5.60%      5.60%

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

Net pension costs comprised the following:

Years Ended December 31,                              2001      2000      1999
--------------------------------------------------------------------------------
Service cost                                        $ 3,509   $ 2,966   $ 3,001
Interest cost                                         4,554     4,135     3,816
Expected return on plan assets                       (3,737)   (3,672)   (3,323)
Amortization of unrecognized transition obligation      181       181       181
Amortization of prior service cost                      233       338       323
Amortization of net loss                                394       138       359
--------------------------------------------------------------------------------
                                                    $ 5,134   $ 4,086   $ 4,357
--------------------------------------------------------------------------------

NOTE 11.  LEASE COMMITMENTS
---------------------------

The Company leases office space in Woodland Hills, California. The lease expires in February 2015 and may be renewed for two consecutive five-year periods. The Company also leases office space in several other locations throughout California, primarily for claims services. Minimum rental commitments under the Company's lease obligations are as follows:

                             2002                $ 15,641
                             2003                  14,565
                             2004                  13,517
                             2005                  13,561
                             2006                  12,692
                             Thereafter            98,864
                             ------------------  --------
                                                 $168,840
                             ------------------  --------

Rental expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was $15.6 million, $15.5 million and $14.4 million, respectively.

NOTE 12.  CAPITAL STOCK
-----------------------

The Company is authorized to issue up to 500,000 shares of preferred stock, $1 par value, and 376,126 shares of Series A convertible preferred stock, $1 par value, none of which were outstanding at December 31, 2001 or 2000.

Shares of common stock issued pursuant to the exercise of employee stock options and restricted stock grants were 39,893, 234,300 and 92,108 in 2001, 2000 and 1999, respectively. Shares of common stock repurchased by the company in 2001, 2000, 1999 numbered -0-, 883,400 and 1,748,684, respectively.

NOTE 13.  STOCK-BASED COMPENSATION
----------------------------------

1995 STOCK OPTION PLAN

The aggregate number of common shares issued and issuable under the plan currently is limited to 10,000,000. At December 31, 2001, 5,391,379 common shares remain available for future grants. The plan has been approved by the Company's shareholders, and all options granted have ten-year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

Exercise prices for options outstanding at December 31, 2001, ranged from $12.50 to $29.25. The weighted-average remaining contractual life of those options is
7.97 years.

A summary of the Company's stock option activity and related information follows:

                                                      Weighted-
                                       Number of       Average
                                        Options    Exercise Price
------------------------------------------------------------------
Options outstanding January 1, 1999    1,629,680   $         22.47
Granted in 1999                          598,800             17.81
Exercised in 1999                        (42,833)            15.03
Forfeited in 1999                        (88,000)            23.43
-------------------------------------------------
Options outstanding December 31, 1999  2,097,647             21.26
Granted in 2000                        1,034,925             19.97
Exercised in 2000                       (100,682)            16.73
Forfeited in 2000                       (211,583)            22.68
-------------------------------------------------
Options outstanding December 31, 2000  2,820,307             20.75
Granted in 2001                        1,854,079             18.09
Exercised in 2001                        (79,901)            15.60
Forfeited in 2001                       (374,851)            21.43
-------------------------------------------------
Options outstanding December 31, 2001  4,219,634             19.71
-------------------------------------------------

Options exercisable at the end of 2001, 2000 and 1999 numbered 1,803,917, 1,486,201 and 1,448,513, respectively.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma net (loss) income and (loss) earnings per share as if the Company had accounted for its employee stock options under the fair value method. The Company's pro forma information using the Black-Scholes valuation model follows:

Years Ended December 31,                                    2001      2000     1999
-------------------------------------------------------------------------------------
Estimated weighted-average of the fair value
  of options granted                                      $   6.36   $  6.72  $  4.03
Pro forma net income (loss)                                (30,738)   11,902   87,574
Pro forma earnings (loss) per share - basic and diluted      (0.36)     0.14     1.00

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using the following assumptions:

Years Ended December 31,                          2001      2000      1999
----------------------------------------------  --------  --------  --------
Risk-free interest rate:
  Minimum                                          4.73%     5.93%     5.48%
  Maximum                                          5.28%     6.82%     5.48%

Dividend yield                                     2.50%     2.50%     3.59%

Volatility factor of the expected market price
of the Company's common stock:
  Minimum                                          0.33      0.20      0.23
  Maximum                                          0.34      0.32      0.23

Weighted-average expected life of the options   8 YEARS   8 years   8 years

RESTRICTED SHARES PLAN
The Restricted Shares Plan, which was approved by the Company's shareholders, currently provides for grants of up to 1,421,920 shares of common stock to be made available to key employees. Twenty percent of the number of shares granted vest on January 1 of each of the five years following the year of grant. Upon issuance of grants under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year vesting period of the grant. Total amortization expense relating to the Restricted Shares Plan was $0.7 million, $0.2 million and $0 in 2001, 2000 and 1999, respectively. Unamortized restricted stock grants totaled $0.9 million, $3.3 million and $1.8 million at the end of 2001, 2000 and 1999, respectively.

A summary of grants under the plan from 1999 through 2001 follows:

                                 Common      Market Price Per
                                 Shares   Share on Date of Grant
-----------------------------------------------------------------
Outstanding, January 1, 1999          -
Granted in 1999                  49,275   $                 18.06
Vested in 1999                        -
Canceled or forfeited                 -
----------------------------------------
Outstanding, December 31, 1999   49,275
Granted in 2000                 160,175   $                 18.67
Vested in 2000                   (9,855)
Canceled or forfeited           (23,457)
----------------------------------------
Outstanding, December 31, 2000  176,138
Granted in 2001                       -
Vested in 2001                  (33,039)
Canceled or forfeited           (40,008)
----------------------------------------
Outstanding, December 31, 2001  103,091
----------------------------------------

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 14.  STATUTORY FINANCIAL DATA
----------------------------------

Statutory surplus and net income (loss) for the Company's insurance subsidiaries were as follows:

  Years Ended December 31,       2001       2000      1999
-----------------------------  ---------  --------  --------
  Statutory surplus            $393,119   $475,640  $581,440
  Statutory net income (loss)   (53,166)    11,071   100,063

The Company's insurance subsidiaries file financial statements prepared in accordance with SAP prescribed or permitted by domestic insurance regulatory agencies. The Company's SAP-basis financial statements differ from those prepared in accordance with GAAP primarily because certain assets recognized under GAAP are treated as nonadmitted under SAP, such as deferred policy acquisition costs, most of the Company's property and equipment and a portion of deferred income taxes. Further, under SAP, all bonds are carried at amortized cost and unpaid losses, loss adjustment expenses and unearned premium reserves are presented net of reinsurance.

The Company is also regulated by the provisions of the California Insurance Holding Company System Regulatory Act (the ''Holding Company Act''). Many transactions that are defined to be of an ''extraordinary'' nature may not be effected without the prior approval of the CDOI. In addition, there are limits on the insurance subsidiaries' dividend paying capacity. In 2002, the Company estimates that its insurance subsidiaries have capacity to pay approximately $20 million in dividends to their parent without prior approval of the CDOI.

Effective January 1, 2001, the State of California required that domiciliary insurance companies prepare their statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (Codification). As a result of adopting the Codification, the Company's statutory capital and surplus increased by approximately $35 million, mainly due to the treatment accorded previously non-admitted deferred tax assets.

NOTE 15.  LITIGATION
--------------------

In the normal course of business, the Company is named as a defendant in lawsuits related to claim and other insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, except for the matters discussed in Note 16 below, the ultimate outcome of such litigation is not expected to be material to the Company's results of operations or cash flows.

In December 2001, the Company settled, subject to court approval, for a maximum of $4.2 million all matters related to various overtime pay lawsuits that were filed in the third quarter of 2001. The $4.2 million settlement was charged to operations in the fourth quarter of 2001.

NOTE 16.  NORTHRIDGE EARTHQUAKE
-------------------------------

California SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company believes this law to be unconstitutional because it impairs contract rights by extending the normal contractual limitations period by more than six years. The Company has pursued its legal rights without success in the California courts and has now submitted a writ to the United States Supreme Court. Despite the Company's challenge to the constitutionality of the law, claim reports have been accepted and losses adjusted and paid under a reservation of rights since the law took effect. The time period to make claims under SB 1899 ended on December 31, 2001. The Company is now able to make an estimate of the loss payment and inspection cost portion of the potential liability created by this law. The Company believes it is impracticable to make a reasonable estimate of the defense costs associated with settling these claims.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The Company cautions that the recorded estimate for this event is subject to a greater than normal degree of uncertainty for a variety of reasons. For example, some of the claimants allege facts about earthquake damages that ostensibly occurred on January 17, 1994, but many of the claimants are represented by legal counsel who are acting to prevent access of Company personnel to inspect the allegedly damaged property. Thus, in many cases, the best information currently available to the Company is several years old. As new information becomes available in the near term, the Company's estimate of its ultimate exposure may change by an amount that could be material.

Incurred loss and loss adjustment expenses related to SB 1899 totaled $4.6 million, $6.1 million, $9.3 million and $50.0 million in the first, second, third and fourth quarters of 2001, respectively.

NOTE 17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS
---------------------------------------------------

The summarized unaudited quarterly results of operations were as follows:

Quarters Ended                        March 31,    June 30,    September 30,    December 31,
---------------------------------------------------------------------------------------------
2001
Net premiums earned                  $  214,611   $ 217,366   $      216,631   $     215,537
Net investment income                    11,805      11,561           11,395          11,169
Realized investment gains                 1,116         434              962           2,489
Net income (loss)                         4,922       5,797            2,679         (40,966)
Earnings (loss) per common share(1)  $     0.06   $    0.07   $         0.03   $       (0.48)
2000
Net premiums earned                  $  200,271   $ 207,062   $      208,109   $     210,044
Net investment income                    13,225      12,600           12,649          11,872
Realized investment gains (losses)       (3,743)     (1,255)            (299)            287
Net income                                3,654       4,960            2,570           1,761
Earnings per common share(1)         $     0.04   $    0.06   $         0.03   $        0.02

(1) Basic and diluted amounts are the same for all periods presented.

Fourth quarter 2001 results were impacted by $50.0 million related to earthquake claims arising out of California Senate Bill 1899. In addition, the fourth quarter 2001 included $9.6 million associated with workforce reductions and the settlement of litigation matters. The impact of these items reduced net income by $0.45 per diluted share in the fourth quarter.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 18.  RESULTS OF OPERATIONS BY LINE OF BUSINESS
---------------------------------------------------

The following table presents premium revenue and underwriting profit (loss) for the Company's insurance lines on a GAAP basis for the years ended December 31.

                                            Homeowner and
                                             Earthquake
                              Personal     Lines in Runoff
2001                         Auto Lines     and All Other      Total
-----------------------------------------------------------------------

Direct premiums written     $   898,862   $         30,453   $ 929,315
Net premiums earned             838,489             25,656     864,145
Underwriting loss               (24,410)           (77,598)   (102,008)
Loss and LAE ratio                 88.1%             381.6%       96.7%
Underwriting ratio                 14.9%              20.9%       15.0%
Combined ratio                    103.0%             402.5%      111.7%

2000
-----------------------------------------------------------------------
Direct premiums written     $   881,212   $         29,508   $ 910,720
Net premiums earned             803,770             21,716     825,486
Underwriting loss               (39,799)            (2,669)    (42,468)
Loss and LAE ratio                 90.8%              90.9%       90.8%
Underwriting ratio                 14.2%              21.4%       14.4%
Combined ratio                    105.0%             112.3%      105.2%

1999
-----------------------------------------------------------------------
Direct premiums written     $   855,784   $         24,748   $ 880,532
Net premiums earned             770,234                189     770,423
Underwriting profit (loss)       79,093            (13,105)     65,988
Loss and LAE ratio                 77.4%                 -        78.6%
Underwriting ratio                 12.3%                 -        12.9%
Combined ratio                     89.7%                 -        91.5%

Personal Auto Lines. The underwriting loss for the personal auto lines decreased by $15.4 million in 2001 compared to 2000. The decrease is primarily due to the effects of rate increases that more than offset the effects of a decline in the number of insured vehicles. Underwriting profit in the personal auto lines decreased by $118.9 million in 2000 compared to 1999. The decrease was caused principally by the over estimate in 1999 of the beneficial effect on loss costs of laws passed in prior years which limited the rights of uninsured motorists and drunk drivers to collect non-economic damages.

Homeowner and Earthquake Lines in Runoff and All Other. The underwriting loss for the homeowner and earthquake lines increased by $74.9 million in 2001 compared to 2000 due to greater losses and loss adjustment expenses. See Notes 9 and 15. The $10.4 million decrease in the underwriting loss in 2000 compared to 1999 was primarily attributable to a $6.75 million charge taken in the second quarter of 1999 in connection with a settlement reached in April 1999 with the CDOI.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 19.  SUBSEQUENT EVENTS
---------------------------

Under a January 1, 2002, agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Credit Industries, Inc. ("Countrywide"), 100% of homeowner unearned premium reserves and future related losses are reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreements with Balboa. The Company will begin non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers are expected to be offered homeowner coverage through an affiliate of Countrywide.

Effective January 1, 2002, the Company acquired AIG's 51% interest in 21st of Arizona for $4.4 million, which approximated its GAAP book value. The Company previously held a 49% interest in 21st of Arizona, which writes personal auto exclusively in Arizona.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

Effective April 23, 2001, Ernst & Young LLP ("E&Y") was dismissed as the Company's independent auditors. E&Y's reports on the audited financial statements for the years ended December 31, 2000 and 1999, did not contain adverse, qualified or modified opinions. The change in accountants was recommended by the board of directors. There were no disagreements with E&Y. At the June 6, 2001, shareholder meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants.

PART III

ITEM 10.     DIRECTORS AND OFFICERS OF THE REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2002 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2001 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2002 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2002 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K. All related party transactions which require disclosure are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED WITH THIS REPORT
     (1)  FINANCIAL STATEMENTS
     The following consolidated financial statements of the Company are filed as a part of this report:

                                                                             PAGE
  (i)  Report of independent accountants (2001);                              20
 (ii)  Report of independent auditors (2000 and 1999);                        21
(iii)  Consolidated balance sheets - December 31, 2001 and 2000;              22
 (iv)  Consolidated statements of operations - Years ended December 31,
         2001, 2000 and 1999;                                                 23
  (v)  Consolidated statements of stockholders' equity - Years ended
         December 31, 2001, 2000 and 1999;                                    24
 (vi)  Consolidated statements of cash flows - Years ended December 31,
         2001, 2000 and 1999;                                                 25
(vii)  Notes to consolidated financial statements                             26

     (2)  SCHEDULES
     The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

     Schedule II - Condensed Financial Information of Registrant              46


     Schedules I, III, IV, V and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3)  EXHIBITS REQUIRED
     The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed herewith:

           3(i)  Articles of Incorporation, as amended
          3(ii)  Bylaws, as amended
          10(a)  Amendment to 21st Century Insurance Group Restricted Shares Plan
          10(b)  Split Dollar Insurance Agreement between the Company and Stanley M. Burke, as trustee of the 1983 Foster Insurance Trust
          10(c)  Investment and Strategic Alliance Agreement between the Company and
                 American International Group, Inc.
          10(d)  Amendment No.1 to Investment and Strategic Alliance Agreement between the
                 Company and American International Group, Inc.
          10(e)  Quota Share Reinsurance Agreement between the Company and American
                 International Group, Inc., as amended
          10(f)  Forms of Stock Option Agreements
          10(g)  Form of Restricted Shares Agreement


          10(h)  21st Century Insurance Group Supplemental Executive Retirement Plan, as
                 amended
          10(i)  21st Century Insurance Group Pension Plan, 1994 Amendment and
                 Restatement
          10(j)  21st Century Insurance Group Savings and Security Plan
          10(k)  First Property Catastrophe Excess of Loss Reinsurance Agreement between the Company and various reinsurers, as amended
          10(l)  Second Property Catastrophe Excess of Loss Reinsurance Agreement between the Company and various reinsurers, as amended
          10(m)  Third Property Catastrophe Excess of Loss Reinsurance Agreement between the Company and various reinsurers, as amended
          10(n)  Quota Share Reinsurance Agreement by and among 21st Century Insurance
                 Company, 21st Century Casualty Company and Balboa Insurance Company
          23(a)  Consent of Independent Accountants, filed herewith
          23(b)  Consent of Independent Auditors, filed herewith

     (b)  REPORTS ON FORM 8-K.
     There were no reports on Form 8-K filed for the three months ended December 31, 2001.

                                                                     SCHEDULE II
21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,                                                           2001       2000
----------------------------------------------------------------------------------------
ASSETS
Cash                                                                 $  8,142   $     47
Fixed maturities available-for-sale, at fair value                     44,705     97,540
Investment in unconsolidated insurance
  subsidiaries and affiliates, at equity                              578,652    615,393
Other assets                                                           78,974     98,635
----------------------------------------------------------------------------------------
Total assets                                                         $710,473   $811,615
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                $ 24,705   $ 18,224
Accounts payable to subsidiaries and affiliates, net of receivables    26,462     72,830
----------------------------------------------------------------------------------------
Total liabilities                                                      51,167     91,054
----------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,361,848 in 2001 and 85,145,817 in 2000       416,991    415,064
Retained earnings                                                     248,635    303,714
Accumulated other comprehensive income of insurance
  subsidiaries - net                                                   (6,320)     1,783
----------------------------------------------------------------------------------------
Total stockholders' equity                                            659,306    720,561
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $710,473   $811,615
----------------------------------------------------------------------------------------

                                                                     SCHEDULE II
21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME


AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

Years Ended December 31,                                  2001        2000      1999
--------------------------------------------------------------------------------------
REVENUES
Dividends received from subsidiaries(1)                 $  3,076   $ 181,924   $20,000
Realized investment gains                                    706           -         -
Interest                                                   4,644         807     4,972
--------------------------------------------------------------------------------------
Total revenues                                             8,426     182,731    24,972
--------------------------------------------------------------------------------------
EXPENSES
Loan interest and fees                                         -       2,900     7,020
General and administrative                                    10          77       110
--------------------------------------------------------------------------------------
Total losses and expenses                                     10       2,977     7,130
--------------------------------------------------------------------------------------
Income before federal income taxes                         8,416     179,754    17,842
Federal income tax benefit (expense)                        (529)        414       756
--------------------------------------------------------------------------------------
Net income before equity in undistributed income of
  subsidiaries                                             7,887     180,168    18,598
Equity in undistributed income (loss) of subsidiaries    (35,455)   (167,223)   68,930
--------------------------------------------------------------------------------------
Net income (loss)                                       $(27,568)  $  12,945   $87,528
--------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE
Basic                                                   $  (0.32)  $    0.15   $  1.00
--------------------------------------------------------------------------------------
Diluted                                                 $  (0.32)  $    0.15   $  1.00
--------------------------------------------------------------------------------------

(1) Excludes accrued dividends of $3.1 million at December 31, 2000, and $90 million at December 31, 1999.

                                                                     SCHEDULE II
21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Years Ended December 31,                                      2001        2000        1999
---------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         $(37,397)  $ 216,017   $  53,807
INVESTING ACTIVITIES
Capital contributed to 21st of Arizona                             -      (2,117)       (343)
Net proceeds (purchases) of investments available for sale    53,864     (97,540)          -
Net proceeds (purchases) of property and equipment            17,705     (35,097)    (32,860)
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           71,569    (134,754)    (33,203)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repurchase of common stock, net of options exercised               -     (16,598)    (33,285)
Proceeds from exercise of options                              1,233       1,860         641
Bank loan principal repayment                                      -     (67,500)    (45,000)
Dividends paid                                               (27,310)    (40,964)    (55,742)
---------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                        (26,077)   (123,202)   (133,386)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                8,095     (41,939)   (112,782)
Cash and cash equivalents, beginning of year                      47      41,986     154,768
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                      $  8,142   $      47   $  41,986
---------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2002               21ST CENTURY INSURANCE GROUP
                                     (Registrant)

                                     By:  /s/  Bruce W. Marlow
                                         ------------------------------
                                         Bruce W. Marlow
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 8th of February, 2002.

SIGNATURE                     TITLE

/s/ Bruce W. Marlow           President and Chief Executive Officer and Director
-------------------------
Bruce W. Marlow               (Principal Executive Officer)

/s/ Douglas K. Howell         Senior Vice President and Chief Financial
-------------------------
Douglas K. Howell             Officer (Principal Financial Officer)

/s/ John M. Lorentz
-------------------------
John M. Lorentz               Controller (Principal Accounting Officer)

/s/ Robert M. Sandler
-------------------------
Robert M. Sandler             Chairman of the Board


-------------------------
John B. De Nault, III         Director

/s/ William N. Dooley
-------------------------
William N. Dooley             Director


-------------------------
R. Scott Foster, M.D.         Director

/s/ Roxani M. Gillespie
-------------------------
Roxani M. Gillespie           Director

/s/ James P. Miscoll
-------------------------
James P. Miscoll              Director


-------------------------
Gregory M. Shepard            Director

/s/ Howard I. Smith
-------------------------
Howard I. Smith               Director