Form 10-Q
period 2002-03-31
21ST CENTURY INSURANCE GROUP
filed 2002-04-25
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002                Commission  File  Number  0-6964
                                                                          ------

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
Yes [X]   No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Without Par Value                    Outstanding at April 22, 2002
        (Title of Class)                                85,382,753  shares

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS
                                                                   MARCH 31,    December 31,
                                                                     2002           2001
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                            UNAUDITED
---------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $867,436 and $857,209)                         $  859,963   $     855,724
Cash and cash equivalents                                             23,749          28,909
---------------------------------------------------------------------------------------------
Total investments and cash                                           883,712         884,633
Accrued investment income                                             12,355          11,733
Premiums receivable                                                   78,561          75,559
Reinsurance receivables and recoverables                              42,051          40,138
Prepaid reinsurance premiums                                          19,034          15,444
Deferred income taxes                                                 94,298          96,216
Deferred policy acquisition costs                                     28,003          24,662
Software, property and equipment, at cost less accumulated
  depreciation of $71,286 and $66,462                                178,439         178,672
Other assets                                                          25,434          24,959
---------------------------------------------------------------------------------------------
Total assets                                                      $1,361,887   $   1,352,016
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                        $  352,627   $     349,290
Unearned premiums                                                    236,875         236,473
Claims checks payable                                                 39,353          36,105
Reinsurance payable                                                   10,299          12,993
Other liabilities                                                     65,893          57,849
---------------------------------------------------------------------------------------------
Total liabilities                                                    705,047         692,710
---------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,368,891 in 2002 and 85,361,848 in 2001      417,233         416,991
Retained earnings                                                    250,330         248,635
Accumulated other comprehensive loss                                 (10,723)         (6,320)
---------------------------------------------------------------------------------------------
Total stockholders' equity                                           656,840         659,306
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $1,361,887   $   1,352,016
---------------------------------------------------------------------------------------------


See  accompanying  notes  to  consolidated  financial  statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Three Months Ended March 31,                  2002       2001
---------------------------------------------------------------
REVENUES
Net premiums earned:
  Personal auto lines                       $215,111   $207,890
  Homeowner and earthquake lines in runoff         -      6,721
Net investment income                         11,265     11,726
Realized investment gains                      1,663      1,116
---------------------------------------------------------------
Total revenues                               228,039    227,453
---------------------------------------------------------------
LOSSES AND EXPENSES
Net losses and loss adjustment expenses:
  Personal auto lines                        181,777    183,438
  Homeowner and earthquake lines in runoff     6,858     11,198
Policy acquisition costs                      26,558     24,126
Other operating expenses                       3,901      5,488
---------------------------------------------------------------
Total losses and expenses                    219,094    224,250
---------------------------------------------------------------
Income before federal income taxes             8,945      3,203
Federal income tax (expense) benefit            (622)     1,719
---------------------------------------------------------------
Net income                                  $  8,323   $  4,922
---------------------------------------------------------------

EARNINGS PER COMMON SHARE
  Basic                                     $   0.10   $   0.06
---------------------------------------------------------------
  Diluted                                   $   0.10   $   0.06
---------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

                                                                          Accumulated
                                                                             Other
                                                   Common    Retained    Comprehensive
AMOUNTS IN THOUSANDS                               Stock     Earnings        Loss          Total
--------------------------------------------------------------------------------------------------
Balance - January 1, 2002                         $416,991  $ 248,635   $       (6,320)  $659,306
Comprehensive income (loss)                                   8,323(1)       (4,403)(2)     3,920
Cash dividends paid on common stock                            (6,829)                     (6,829)
Other                                                  242        201                         443
--------------------------------------------------------------------------------------------------
Balance - March 31, 2002                          $417,233  $ 250,330   $      (10,723)  $656,840
--------------------------------------------------------------------------------------------------

(1)  Net  income.
(2)  Net  change  in  accumulated  other comprehensive income for the three months ended March 31,
2002,  comprises  net  changes in minimum pension liability in excess of unamortized prior service costs  of  $202,  unrealized losses on available-for-sale investments of $3,110 (net of income tax benefit  of $1,675) and the reclassification adjustment for gains included in net income of $1,091
(net  of  income  tax  expense  of  $587).


See accompanying notes to consolidated financial statements

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS
Three Months Ended March 31,                         2002        2001
------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                        $   8,323   $   4,922
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for depreciation and amortization         5,022       4,789
  Amortization of restricted stock grants               119       1,417
  Benefit for deferred income taxes                   4,289      (1,150)
  Realized losses (gains) on sale of investments     (1,678)        136
  Federal income tax benefit                         (8,251)     (3,114)
  Reinsurance balances                               (8,197)      2,046
  Unpaid losses and loss adjustment expenses          3,337      (2,474)
  Unearned premiums                                     402       4,337
  Claims checks payable                               3,248       1,510
  Other assets                                          827      (6,270)
  Other liabilities                                   7,932      12,869
------------------------------------------------------------------------
Net cash provided by operating activities            15,373      19,018
------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                        (165,763)   (114,035)
  Calls or maturities                                 3,213       1,190
  Sales                                             153,329     125,610
Net purchases of property and equipment              (4,606)    (17,828)
------------------------------------------------------------------------
Net cash used in investing activities               (13,827)     (5,063)
------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends declared and paid                          (6,829)     (6,827)
Proceeds from the exercise of stock options             123         250
------------------------------------------------------------------------
Net cash used in financing activities                (6,706)     (6,577)
------------------------------------------------------------------------

Net (decrease) increase in cash                      (5,160)      7,378

Cash and cash equivalents, beginning of period       28,909       7,240
------------------------------------------------------------------------
Cash and cash equivalents, end of period          $  23,749   $  14,618
------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST  CENTURY  INSURANCE  GROUP
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2002
(Unaudited)

NOTE  1. BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Effective January 1, 2002, the Company acquired American International Group, Inc.'s ("AIG") 51% interest in 21st Century Insurance Company of Arizona ("21st of Arizona") for $4.4 million, which approximated its GAAP book value. The Company previously held a 49% interest in 21st of Arizona, which writes personal auto exclusively in Arizona. Beginning in 2002, 21st of Arizona is reported on a consolidated basis. Prior to January 1, 2002, the Company's interest in and advances to 21st of Arizona were included in other assets in the consolidated balance sheet, and the Company's 49% equity in 21st of Arizona's net loss, which was immaterial in the first quarter of 2001, was included in net investment income in the Company's consolidated statement of income.

NOTE  2.  NORTHRIDGE  EARTHQUAKE
--------------------------------

California SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company believes this law to be unconstitutional because it impairs contract rights by extending the normal contractual limitations period by more than six years. The Company has pursued its legal rights without success in the California courts and has submitted a writ to the United States Supreme Court. Despite the Company's challenge to the constitutionality of the law, claim reports have been accepted and losses adjusted and paid under a reservation of rights since the law took effect. The time period to make claims under SB 1899 ended on December 31, 2001. During the fourth quarter of 2001, the Company made an estimate of the loss payment and inspection cost portion of the potential liability created by this law. The Company continues to expense as incurred the legal defense costs associated with SB 1899 as it believes it is impracticable to make a reasonable estimate of the ultimate amount of such costs.

The Company cautions that the recorded estimates for this event are subject to a greater than normal degree of uncertainty for a variety of reasons. For example, some of the claimants allege facts about earthquake damages that ostensibly occurred on January 17, 1994, but many of the claimants are represented by legal counsel who are acting to prevent access of Company personnel to inspect the allegedly damaged property. Thus, in many cases, the best information currently available to the Company is several years old. As new information becomes available in the near term, the Company's estimate of its ultimate exposure may change by an amount that could be material. In addition, actual expenses for legal defense costs are susceptible to a wide range of outcomes depending on a variety of factors including plaintiff strategies, future judicial decisions, the percentage of cases which settle, and the period of time cases remain outstanding before settlement.

Incurred loss and loss adjustment expenses related to SB 1899 totaled $1.3 million and $4.6 million in the first quarters of 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION
Investment grade bonds comprised 100% of the fair value of the fixed-maturity portfolio at March 31, 2002. Of the Company's total investments at March 31, 2002, and December 31, 2001, approximately 78% were invested in tax-exempt, fixed-income securities. As of March 31, 2002, the after-tax unrealized loss on investments was $4.8 million compared to an after-tax unrealized loss of $1.0 million as of December 31, 2001.

Premiums receivable were $78.6 million at March 31, 2002, compared to $75.6 million at December 31, 2001, with the increase mainly being attributable to growth in the Company's customer base. Higher customer volume also contributed to increases in reinsurance recoverables, prepaid reinsurance premiums and deferred policy acquisitions costs.

Unpaid losses and loss adjustment expenses increased $3.3 million in the first quarter of 2002 due to the effect of consolidating 21st of Arizona partially offset by payments relating to previously recorded losses for California Senate Bill 1899 ("SB 1899") (see discussion below under "Underwriting Results - Homeowner and Earthquake Lines in Runoff"). Other liabilities increased by $8.0 million mainly because of increases in premium taxes and operating accounts payable.

Stockholders' equity and book value per share decreased to $656.8 million and $7.69 at March 31, 2002, compared to $659.3 million and $7.72 at December 31, 2001. The decrease was due to changes in accumulated other comprehensive income, primarily unrealized investment losses of $3.8 million, and dividends to shareholders of $6.8 million offset by net income of $8.3 million.

LIQUIDITY AND CAPITAL RESOURCES
The parent company's main sources of liquidity historically have been dividends received from its insurance subsidiaries and proceeds from issuance of debt or equity securities. The parent company currently has no debt outstanding. The parent's only equity security currently outstanding is its common stock, which has no mandatory dividend obligations. During 2002, the insurance subsidiaries have the capacity to pay dividends to the parent aggregating approximately $20 million under current insurance regulations.

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

The Company believes it has taken the proper actions to restore underwriting profitability in its core auto insurance operations and thereby enhance its liquidity. However, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset increases in claims cost trends. Also, the resolution of Northridge Earthquake claims pursuant to California SB1899 possibly may require more outlays than the recorded estimates. As a result of such uncertainties, underwriting losses could recur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Each of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries' statutory surplus, which in turn could negatively impact the Company's liquidity.

As of March 31, 2002, the Company's insurance subsidiaries had a combined statutory surplus of $374.9 million as compared to $393.1 million at December 31, 2001. The decrease was primarily due to transferring pension and payroll related obligations from the Parent to the insurance subsidiaries totaling $25.1 million, a $7.9 million decrease in deferred tax assets recognizable under statutory accounting practices, statutory net income of $11.8 million and the consolidation of $4.2 million of surplus from 21st of Arizona. The Company's ratio of net premiums written to surplus was 2.3 for the twelve month period ended March 31, 2002, compared to 2.2 for the year ended December 31, 2001. Cash and investments at the holding company were $30.2 million at March 31, 2002, as compared to $52.8 million at December 31, 2001.

RESULTS OF OPERATIONS
The Company reported net income for the quarter ended March 31, 2002, of $8.3 million, or $0.10 diluted earnings per share, on direct premiums written of $233.0 million, compared to net income of $4.9 million, or $0.06 diluted earnings per share, on direct premiums written of $236.9 million for the quarter ended March 31, 2001.

Operating income (i.e., net income before realized investment gains or losses and excluding results of the homeowner and earthquake lines of business, which are in runoff) for the three months ended March 31, 2002, was $11.8 million, or $0.14 diluted earnings per share. This compares to 2001 first quarter operating income of $7.9 million, or $0.09 diluted earnings per share.

The components of operating income follow (amounts in thousands):

First Quarter Ended March 31,                             2002      2001
--------------------------------------------------------------------------
Pretax underwriting gain (loss) on personal auto lines  $ 2,966   $(3,823)
Investment income                                        11,265    11,726
Federal income tax (expense) benefit on above            (2,409)       36
--------------------------------------------------------------------------
Operating income                                        $11,822   $ 7,939
--------------------------------------------------------------------------

Underwriting Results - Personal Auto. Automobile insurance is the primary line of business written by the Company. The Company currently is licensed to write automobile insurance in 22 states compared to 21 states at the end of 2001. Vehicles insured outside of California accounted for less than 4% of the total in the first quarters of 2002 and 2001. The Company expects to explore expansion into new states in 2002.

Direct premiums written in the first quarter of 2002 increased $1.9 million (0.8%) to $230.4 million from $228.5 million in the same period of 2001, primarily as a result of the inclusion of 21st of Arizona premiums effective January 1, 2002. Net premiums earned increased $7.2 million (3.5%) to $215.1 million from $207.9 million for the three months ended March 31, 2002, mainly due to the scheduled decrease in the cession rate under a quota share reinsurance treaty from 6% in 2001 to 4% in 2002 and the consolidation of 21st of Arizona.

Compared to the same period in 2001, net incurred losses and loss adjustment expenses decreased $1.7 million (0.9%) to $181.8 million during the quarter ended March 31, 2002, from $183.4 million in the same period of 2001. The decrease is mainly due to the decline in the number of insured automobiles in California.

The ratio of net underwriting expenses to net premiums earned was 14.1% for the three months ended March 31, 2002, and 13.6% for the same period last year. The increase was primarily due to growth in advertising expenditures.

The combined ratios were 98.6% and 101.8% in the quarters ended March 31, 2002 and 2001, respectively.

Rate Increases. On April 10, 2002, the Company received approval from the California DOI to implement, effective May 6, 2002, a 5.7% rate increase on its California personal auto lines.

Investments Results. Compared to the same period in 2001, net pre-tax investment income decreased 4.6% for the quarter ended March 31, 2002, primarily because of a decrease of 2.9% in average invested assets. The decline in invested assets was due to funds being used for dividends to stockholders, the acquisition of 21st of Arizona and the purchase of software, property and equipment. The average annual pre-tax yield on invested assets for the three month period ended March 31, 2002, was 5.1%, compared to 5.2% for the same period in 2001. On an after-tax basis, the yields were 4.4% for the quarter ended March 31, 2002, compared to 4.6% for the same period in 2001.

Homeowner and Earthquake Lines in Runoff. The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001. In the first quarter of 2002, the Company executed various transactions to exit from its homeowner line resulting in a one time after-tax charge of $3.7 million, and incurred legal defense costs in connection with California SB 1899, resulting in an after-tax charge of $0.9 million.

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

ITEM 3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
           MARKET  RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. As of March 31, 2002, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 2001.

The first column in the following table shows the financial statement carrying value of the Company's financial instruments. The Company's investment portfolio is carried at fair value. The second column shows the effect on the current carrying value and estimated fair value assuming a 100 basis point increase in market interest rates. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of March 31, 2002.

                                                           Estimated Fair Value
                                                            at Adjusted Market
                                                Carrying       Rates/Prices
(Amounts in millions)                             Value      Indicated Below *
--------------------------------------------------------------------------------
  Fixed maturity investments available-for-sale  $  860.0  $               796.7

* Adjusted interest rates assume a 100 basis point increase in market rates at March 31, 2002.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)     Reports  on  Form  8-K

Items reported - Item 5, Other Events; Financial statements filed - None; Date of report - January 25, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               21ST CENTURY INSURANCE GROUP
                                          --------------------------------------
                                                       (Registrant)

Date:  April 25,2002                               /s/ Bruce W. Marlow
     --------------------------------     --------------------------------------
                                                       BRUCE W. MARLOW
                                           President and Chief Executive Officer

Date:  April 25, 2002                             /s/ Douglas K. Howell
     --------------------------------     --------------------------------------
                                                      DOUGLAS K. HOWELL
                                                  Senior Vice President and
                                                   Chief Financial Officer