Form 10-Q
period 2002-06-30
21ST CENTURY INSURANCE GROUP
filed 2002-07-25
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2002                 Commission File Number  0-6964
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

Common Stock, Without Par Value               Outstanding at July 23, 2002
      (Title of Class)                             85,439,641 shares

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,    December 31,
                                                                   2002          2001
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                         UNAUDITED
------------------------------------------------------------------------------------------

ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $848,203 and $857,209)                       $  862,054  $     855,724
Cash and cash equivalents                                           66,961         28,909
------------------------------------------------------------------------------------------
Total investments and cash                                         929,015        884,633
Accrued investment income                                           12,008         11,733
Premiums receivable                                                 79,109         75,559
Reinsurance receivables and recoverables                            39,933         40,138
Prepaid reinsurance premiums                                        13,849         15,444
Deferred income taxes                                               85,259         96,216
Deferred policy acquisition costs                                   30,569         24,662
Property and equipment, at cost less accumulated
  depreciation of $75,782 and $66,462                              178,170        178,672
Other assets                                                         9,482         24,959
------------------------------------------------------------------------------------------
Total assets                                                    $1,377,394  $   1,352,016
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                      $  352,838  $     349,290
Unearned premiums                                                  239,951        236,473
Claims checks payable                                               38,188         36,105
Reinsurance payable                                                  8,704         12,993
Other liabilities                                                   62,503         57,849
------------------------------------------------------------------------------------------
Total liabilities                                                  702,184        692,710
------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,445,389 in 2002 and 85,361,848 in 2001    418,713        416,991
Retained earnings                                                  253,359        248,635
Accumulated other comprehensive income (loss)                        3,138         (6,320)
------------------------------------------------------------------------------------------
Total stockholders' equity                                         675,210        659,306
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $1,377,394  $   1,352,016
------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF INCOME
Unaudited


AMOUNTS IN THOUSANDS, EXCEPT PER SHARE        Three Months Ended June 30,      Six Months Ended June 30,
DATA                                             2002            2001            2002           2001
----------------------------------------------------------------------------------------------------------
REVENUES
Net premiums earned:
  Personal auto lines                       $     220,191   $       211,076  $   435,302   $       418,966
  Homeowner and earthquake lines in runoff              -             6,290            -            13,011
Net investment income                              11,384            11,352       22,649            23,078
Realized investment gains                           2,635               434        4,298             1,550
----------------------------------------------------------------------------------------------------------
Total revenues                                    234,210           229,152      462,249           456,605
----------------------------------------------------------------------------------------------------------
LOSSES AND EXPENSES
Net losses and loss adjustment expenses:
  Personal auto lines                             184,947           180,671      366,724           364,109
  Homeowner and earthquake lines in runoff          4,956            11,800       11,814            22,998
Policy acquisition costs                           29,762            27,086       56,320            51,212
Other operating expenses                            3,066             4,981        6,967            10,469
----------------------------------------------------------------------------------------------------------
Total losses and expenses                         222,731           224,538      441,825           448,788
----------------------------------------------------------------------------------------------------------
Income before federal income taxes                 11,479             4,614       20,424             7,817
Federal income tax (expense) benefit               (1,620)            1,183       (2,242)            2,902
----------------------------------------------------------------------------------------------------------
Net income                                  $       9,859   $         5,797  $    18,182   $        10,719
----------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
  Basic                                     $        0.11   $          0.07  $      0.21   $          0.13
----------------------------------------------------------------------------------------------------------
  Diluted                                   $        0.11   $          0.07  $      0.21   $          0.13
----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited



                                                              Accumulated
                                                                 Other
                                      Common    Retained     Comprehensive
AMOUNTS IN THOUSANDS                  Stock     Earnings     Income (Loss)     Total
--------------------------------------------------------------------------------------

Balance - January 1, 2002            $416,991  $248,635     $     (6,320)    $659,306
Comprehensive income                             18,182 (1)        9,458 (2)   27,640
Cash dividends paid on common stock             (13,659)                      (13,659)
Other                                   1,722       201                         1,923
--------------------------------------------------------------------------------------
Balance - June 30, 2002              $418,713  $253,359     $      3,138     $675,210
--------------------------------------------------------------------------------------

(1)  Net income.
(2) Net change in accumulated other comprehensive income for the six months ended June 30, 2002, is comprised of unrealized gains on available-for-sale investments of $12,502 (net of income tax expense of $6,732), the reclassification adjustment for gains included in net income of $2,842 (net of income tax expense of $1,530), and net changes in minimum pension liability in excess of unamortized prior service costs of $202.



See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited


AMOUNTS IN THOUSANDS
Year-to-Date June 30,                                   2002        2001
---------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                           $  18,182   $  10,719
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for depreciation and amortization            9,728       9,572
  Amortization of restricted stock grants                  237         306
  Benefit for deferred income taxes                      5,864       1,475
  Realized gains on sale of investments                 (4,372)     (1,611)
  Federal income tax (expense) benefit                   4,670      (4,355)
  Reinsurance balances                                  (2,488)        620
  Unpaid losses and loss adjustment expenses             3,548      (9,764)
  Unearned premiums                                      3,478       6,535
  Claims checks payable                                  2,083       1,566
  Other assets                                           1,038       2,446
  Other liabilities                                      4,654       9,238
---------------------------------------------------------------------------
Net cash provided by operating activities               46,622      26,747
---------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                           (329,233)   (204,203)
  Calls or maturities                                   13,094       1,808
  Sales                                                328,634     221,259
Net purchases of property and equipment                 (8,891)    (36,366)
---------------------------------------------------------------------------
Net cash provided by (used in) investing activities      3,604     (17,502)
---------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends declared and paid                            (13,659)    (13,652)
Proceeds from the exercise of stock options              1,485         500
---------------------------------------------------------------------------
Net cash used in financing activities                  (12,174)    (13,152)
---------------------------------------------------------------------------

Net increase (decrease) in cash                         38,052      (3,907)

Cash and cash equivalents, beginning of period          28,909       7,240
---------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  66,961   $   3,333
---------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)


NOTE1.  BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Effective January 1, 2002, the Company acquired American International Group, Inc.'s ("AIG") 51% interest in 21st Century Insurance Company of Arizona ("21st of Arizona") for $4.4 million, which approximated its GAAP book value. The Company previously held a 49% interest in 21st of Arizona, which writes personal auto insurance exclusively in Arizona. Beginning in 2002, 21st of Arizona is reported on a consolidated basis. Prior to January 1, 2002, the Company's interest in and advances to 21st of Arizona were included in other assets in the consolidated balance sheet, and the Company's 49% equity in 21st of Arizona's net loss, which was immaterial in the second quarter and first six months of 2001, was included in net investment income in the Company's consolidated statement of income.

NOTE 2.  HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF
-------------------------------------------------

The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001.

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's constitutional challenge to SB 1899 came to an unsuccessful end on April 29, 2002, when the United States Supreme Court refused to hear the Company's case. During the fourth quarter of 2001, the Company made an estimate of the loss payment and inspection cost portion of the potential liability created by this law. Management continues to monitor the estimate for reasonableness. The Company continues to expense as incurred the legal defense costs associated with SB 1899 as it believes it is not possible to make a reasonable estimate of the ultimate amount of such costs.

The Company cautions that the recorded estimates for this event are subject to a greater than normal degree of uncertainty for a variety of reasons. For example, the claimants allege facts about earthquake damages that ostensibly occurred on January 17, 1994, but many of the claimants are represented by legal counsel who are acting to prevent access of Company personnel to inspect the allegedly damaged property. Thus, in many cases, the best information currently available to the Company is several years old. As new information becomes available in the near term, the Company's estimate of its ultimate exposure may change by an amount that could be material. In addition, actual expenses for legal defense costs are susceptible to a wide range of outcomes depending on a variety of factors including plaintiff strategies, future judicial decisions, the percentage of cases which settle, and the period of time cases remain outstanding before settlement.

The Company executed various transactions to exit from its homeowner line.
Under a January 1, 2002, agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Credit Industries, Inc. ("Countrywide"), 100% of homeowner unearned premium reserves and future related losses are reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreements with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers are being offered homeowner coverage through an affiliate of Countrywide.

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $5.0 million and $11.9 million for the quarter and six months ended June 30, 2002, respectively, compared to $7.0 million and $12.8 million for the same periods in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Investment grade bonds comprised 100% of the fair value of the fixed-maturity portfolio at June 30, 2002. Of the Company's total investments at June 30, 2002, and December 31, 2001, approximately 70% were invested in tax-exempt, fixed-income securities, compared to 86% at June 30, 2001. As of June 30, 2002, the after-tax unrealized gain on investments was $8.7 million compared to an after-tax unrealized loss of $1.0 million as of December 31, 2001.

Premiums receivable were $79.1 million at June 30, 2002, compared to $75.6 million at December 31, 2001, with the increase mainly being attributable to growth in the Company's customer base. Higher customer volume also contributed to an increase in deferred policy acquisitions costs.

Unpaid losses and loss adjustment expenses increased $3.5 million in the first six months of 2002 due to the effect of consolidating 21st of Arizona partially offset by payments relating to previously recorded losses for SB 1899 (see discussion below under "Underwriting Results - Homeowner and Earthquake Lines in Runoff").

Stockholders' equity and book value per share increased to $675.2 million and $7.90 at June 30, 2002, compared to $659.3 million and $7.72 at December 31, 2001. The increase for the six months ended June 30, 2002, was primarily due to net income of $18.2 million, change in unrealized investment gains of $12.5 million and other changes in comprehensive income of $1.1 million offset by dividends to stockholders of $13.7 million.

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

Recent court rulings may subject certain dividends from the insurance subsidiaries to California State income tax. The Company believes the sources of funds referred to above will be adequate to meet its cash needs for dividends to shareholders or other purposes without receiving additional dividends from its insurance subsidiaries for the next three quarters. However, there is no assurance that the tax issue will be favorably resolved within that time frame. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth and other corporate objectives, although it has no present intentions of doing so. The Company's S&P claims-paying rating currently is A+, and its AM Best rating is A+.

The Company believes it has taken the proper actions to restore underwriting profitability in its core auto insurance operations and has thereby enhanced its liquidity. The Company received approval for a 5.7% auto premium rate increase in California effective May 6, 2002. Loss costs are increasing at between 3.5% and 4.0 % per year. However, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset increases in claims cost trends. Also, the resolution of Northridge Earthquake claims pursuant to California SB1899 possibly may require more outlays than the recorded estimates. As a result of such uncertainties, underwriting losses could recur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Each of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries' statutory surplus, which in turn could negatively impact the Company's liquidity.

As of June 30, 2002, the Company's insurance subsidiaries had a combined statutory surplus of $376.6 million compared to $393.1 million at December 31, 2001. The decrease was primarily due to transferring pension and payroll related obligations from the Parent to the insurance subsidiaries totaling $22.9 million, a $12.3 million decrease in deferred tax assets recognizable under statutory accounting principles and other nonadmitted items totaling $4.5 million, offset by statutory net income of $19.0 million and the consolidation of $4.2 million of surplus from 21st of Arizona. The Company's ratio of net premiums written to surplus was 2.3 for the twelve month period ended June 30, 2002, compared to 2.2 for the year ended December 31, 2001. Cash and investments at the holding company were $23.9 million at June 30, 2002, compared to $52.8 million at December 31, 2001. The decline in the parent's cash and investments is primarily due to repayment of intercompany balances.

RESULTS OF OPERATIONS

The Company reported net income of $9.9 million, or $0.11 diluted earnings per share, on direct premiums written of $238.4 million for the quarter ended June 30, 2002, compared to net income of $5.8 million, or $0.07 diluted earnings per share, on direct premiums written of $236.0 million for the same 2001 quarter. For the six months ended June 30, 2002, net income was $18.2 million, or $0.21 diluted earnings per share, on direct premiums written of $471.5 million. Net income for the six months ended June 30, 2001, was $10.7 million, or $0.13 diluted earnings per share, on direct premiums written of $472.9 million.

Operating income (i.e., net income before realized investment gains or losses and excluding results of the homeowner and earthquake lines of business, which are in runoff - See Note 2) for the three months ended June 30, 2002, was $11.8 million, or $0.14 diluted per share. This compares to 2001 second quarter operating income $10.5 million, or $0.12 diluted per share. For the six months ended June 30, 2002 and 2001, respectively, operating income was $23.7 million and $18.5 million with diluted per share of $0.28 and $0.22.

The components of operating income follow (amounts in thousands):

                                                          Three Months Ended June 30,        Year-to-Date June 30,
                                                             2002             2001            2002          2001
---------------------------------------------------------------------------------------------------------------------

Pretax underwriting gain (loss) on personal auto lines  $       2,416   $          (218)  $     5,382   $     (4,041)
Investment income                                              11,384            11,352        22,649         23,078
Federal income tax expense on above                            (1,966)             (593)       (4,375)          (557)
---------------------------------------------------------------------------------------------------------------------
Operating income                                        $      11,834   $        10,541   $    23,656   $     18,480
---------------------------------------------------------------------------------------------------------------------


Underwriting Results - Personal Auto. Automobile insurance is the primary line of business written by the Company. The Company currently is licensed to write automobile insurance in 22 states compared to 21 states at the end of 2001. Vehicles insured outside of California accounted for less than 4% of the Company's direct written premium in the first six months of 2002 and 2001. The Company currently is evaluating opportunities relating to expansion into new states but has not yet formulated definitive plans to do so. Because of the lead times involved, expansion into new states is not expected to materially affect the Company's financial results in 2002.

On April 10, 2002, the Company received approval from the California DOI to implement, effective May 6, 2002, a 5.7% rate increase on its California personal auto lines.

In May 2002, the Company began offering motorcycle insurance in the state of California. As of June 30, 2002, the impact of this line of business on the results of operations is immaterial.

Direct premiums written for the auto lines in the second quarter of 2002 increased $16.8 million (7.6%) to $238.5 million from $221.7 million in the same period last year. For the first half of 2002 direct premiums written for the auto lines increased $18.8 million (4.2%) to $469.0 million from $450.2 million in the first six months of 2001. The increases in 2002 included rate increases ($11.1 million for the quarter; $17.2 million year to date) and the effects of the consolidation of 21st of Arizona ($2.4 million for the quarter; $5.1 million year to date). Also, the higher number of insured vehicles in the second quarter of 2002 caused premiums to be $3.3 million higher than in the second quarter last year, while the lower number of insured vehicles during the first six months of 2002 caused premiums to be $3.5 million lower than in the first six months of 2001. California auto retention was 93% in both the second quarter and first half of 2002 compared to 92% in both the comparable periods last year; the improvement in 2002 reflects the fact that the Company's competitors have raised their rates in response to rising loss costs.

Net premiums earned increased $9.1 million (4.3%) and $16.3 million (3.9%) for the quarter and six months ended June 30, 2002, respectively. These increases are mainly due to the scheduled decrease in the cession rate under a quota share reinsurance treaty from 6% in 2001 to 4% in 2002, rate increases and the consolidation of 21st of Arizona.

Compared to the same periods in 2001, net incurred losses and loss adjustment expenses increased $4.3 million (2.4%) and $2.6 million (0.7%) during the quarter and six months ended June 30, 2002, respectively. The ratio of loss and loss adjustment expenses to net premiums earned was 86.3% for the three months ended June 30, 2002, and 88.6% for the same period last year. For the six-month periods ended June 30, 2002 and 2001, the loss and loss adjustment ratios were 86.9% and 89.6%, respectively. The improvement in the ratio was mainly due to the earn-in of earlier premium rate increases and a reduction in frequency due to drought conditions in California.

The ratio of net underwriting expenses to net premiums earned was 14.9% for the three months ended June 30, 2002, and 14.5% for the same period last year. For the six-month periods ending June 30, 2002 and 2001, the underwriting ratios were 14.5% and 14.1%, respectively. The increase was primarily due to growth in advertising expenditures.

The combined ratio was 98.9% and 98.7% in the quarter and six months ended June 30, 2002, respectively, compared to 100.1% and 101.0% in the same periods of 2001.

Investment Results. Compared to the same periods in 2001, net pre-tax investment income for 2002 remained relatively unchanged. The average annual pre-tax yield on invested assets for the three and six-month periods ended June 30, 2002, as well as the comparable periods in 2001 was 5.1%. On an after-tax basis, the yields were 4.4% for both the quarter and six months ended June 30, 2002, respectively, compared to 4.5% and 4.6% for the same periods in 2001.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. As of June 30, 2002, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 2001.

The first column in the following table shows the financial statement carrying value of the Company's financial instruments. The Company's investment portfolio is carried at fair value. The second column shows the effect on the current carrying value and estimated fair value assuming a 100 basis point increase in market interest rates. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of June 30, 2002.


                                                            Estimated Fair Value
                                                             at Adjusted Market
                                                   Carrying     Rates/Prices
(Amounts in millions)                               Value     Indicated Below *
--------------------------------------------------------------------------------
  Fixed maturity investments available-for-sale    $862.1          $793.9

* Adjusted interest rates assume a 100 basis point increase in market rates at June 30, 2002.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claim and insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. The actions are vigorously defended unless a reasonable settlement appears appropriate.

Except as disclosed in the Notes to the Consolidated Financial Statements, the Company does not believe the outcome of any pending legal proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders occurred on June 26, 2002, in which the following individuals were re-elected as directors: John B. De Nault, III, William N. Dooley, R. Scott Foster, M.D., Roxani M. Gillespie, Bruce W. Marlow, James P. Miscoll, Robert M. Sandler, Gregory M. Shepard and Howard I. Smith. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountants for 2002.

The shareholders voted as follows:

                                                              Withhold or
Proposals                                 For       Against     Abstain
-------------------------------------  ----------  ---------  -----------

Election of Directors
J. De Nault, III                       76,693,026               6,715,249
W. Dooley                              71,129,089              12,279,186
R. Foster, M.D.                        72,406,017              11,002,258
R. Gillespie                           72,381,947              11,026,328
B. Marlow                              71,193,141              12,215,134
J. Miscoll                             72,390,070              11,018,205
R. Sandler                             71,004,268              12,404,007
G. Shepard                             78,422,407               4,985,868
H. Smith                               71,264,280              12,143,995

Appointment of PricewaterhouseCoopers  76,169,370  7,211,896       27,009


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       21ST CENTURY INSURANCE GROUP
                                       ----------------------------
                                               (Registrant)

Date:  July 24, 2002                        /s/ Bruce W. Marlow
----------------------             -------------------------------------
                                              BRUCE W. MARLOW
                                   President and Chief Executive Officer

Date:  July 24, 2002                       /s/ Douglas K. Howell
----------------------             -------------------------------------
                                             DOUGLAS K. HOWELL
                                       Senior Vice President, Chief
                                      Financial Officer and Treasurer