Form 10-Q
period 2002-09-30
21ST CENTURY INSURANCE GROUP
filed 2002-10-25
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 2002             Commission File Number  0-6964

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

(818) 704-3700
(Registrant's telephone number, including area code)    Web site: www.21st.com


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

Common Stock, Without Par Value                  Outstanding at October 17, 2002
      (Title of Class)                                  85,431,505 shares

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30,    December 31,
                                                                     2002             2001
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                           (UNAUDITED)
-----------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $869,265 and $857,209)                       $       917,865  $     855,724
Cash and cash equivalents                                                58,391         28,909
-----------------------------------------------------------------------------------------------
Total investments and cash                                              976,256        884,633
Accrued investment income                                                13,087         11,733
Premiums receivable                                                      89,371         75,559
Reinsurance receivables and recoverables                                 35,935         40,138
Prepaid reinsurance premiums                                              2,848         15,444
Deferred income taxes                                                    94,455         96,216
Deferred policy acquisition costs                                        35,657         24,662
Property and equipment, at cost less accumulated
  depreciation of $80,915 and $66,462                                   139,984        178,672
Other assets                                                             13,675         24,959
-----------------------------------------------------------------------------------------------
Total assets                                                    $     1,401,268  $   1,352,016
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                      $       394,510  $     349,290
Unearned premiums                                                       254,315        236,473
Claims checks payable                                                    37,714         36,105
Reinsurance payable                                                         789         12,993
Other liabilities                                                        60,943         57,849
-----------------------------------------------------------------------------------------------
Total liabilities                                                       748,271        692,710
-----------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,439,641 in 2002 and 85,361,848 in 2001         418,845        416,991
Retained earnings                                                       208,119        248,635
Accumulated other comprehensive income (loss)                            26,033         (6,320)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                              652,997        659,306
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $     1,401,268  $   1,352,016
-----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE        Three Months Ended September 30,     Nine Months Ended September 30,
DATA                                              2002               2001               2002               2001
----------------------------------------------------------------------------------------------------------------------
REVENUES
Net premiums earned:
  Personal auto lines                      $         234,666   $         210,340  $        669,968   $         629,306
  Homeowner and earthquake lines in runoff                 -               6,291                 -              19,302
Net investment income                                 11,729              10,958            34,378              34,036
Realized investment gains                              3,045                 962             7,343               2,512
----------------------------------------------------------------------------------------------------------------------
Total revenues                                       249,440             228,551           711,689             685,156
----------------------------------------------------------------------------------------------------------------------
LOSSES AND EXPENSES
Net losses and loss adjustment expenses:
  Personal auto lines                                193,081             181,041           559,805             545,150
  Homeowner and earthquake lines in runoff            46,863              14,179            58,677              37,177
Policy acquisition costs                              31,517              25,574            87,836              76,786
Write-off of software                                 37,177                   -            37,177                   -
Other operating expenses                               7,395               6,305            14,363              16,774
----------------------------------------------------------------------------------------------------------------------
Total losses and expenses                            316,033             227,099           757,858             675,887
----------------------------------------------------------------------------------------------------------------------
(Loss) income before federal income taxes            (66,593)              1,452           (46,169)              9,269
Federal income tax benefit                            21,358               1,227            19,116               4,129
----------------------------------------------------------------------------------------------------------------------
Net (loss) income                          $         (45,235)  $           2,679  $        (27,053)  $          13,398
----------------------------------------------------------------------------------------------------------------------

(LOSS) EARNINGS PER COMMON SHARE
  Basic                                    $           (0.53)  $            0.03  $          (0.32)  $            0.16
----------------------------------------------------------------------------------------------------------------------
  Diluted                                  $           (0.53)  $            0.03  $          (0.32)  $            0.16
----------------------------------------------------------------------------------------------------------------------

WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                           85,439,641          85,353,450        85,408,266          85,337,162
----------------------------------------------------------------------------------------------------------------------
  Diluted                                         85,439,641          85,503,127        85,408,266          85,387,616
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)


                                                               Accumulated
                                                                  Other
                                      Common     Retained     Comprehensive
AMOUNTS IN THOUSANDS                  Stock      Earnings     Income (Loss)     Total
---------------------------------------------------------------------------------------
Balance - January 1, 2002            $416,991  $248,635      $     (6,320)    $659,306
Comprehensive income                            (27,053)(1)        32,353(2)     5,300
Cash dividends paid on common stock             (13,665)                       (13,665)
Other                                   1,854       202                          2,056
---------------------------------------------------------------------------------------
Balance - September 30, 2002         $418,845  $208,119      $     26,033     $652,997
---------------------------------------------------------------------------------------

(1)  Net loss.
(2) Net change in accumulated other comprehensive income for the nine months ended September 30, 2002, is comprised of unrealized gains on available-for-sale investments of $37,396 (net of income tax expense of $20,137), the reclassification adjustment for gains included in net income of $4,841 (net of income tax expense of $2,607), and net changes in minimum pension liability in excess of unamortized prior service costs of $202.


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


AMOUNTS IN THOUSANDS
Year-to-Date September 30,                                 2002        2001
------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                       $ (27,053)  $  13,398
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Provision for depreciation and amortization              15,113      16,441
  Write-off of software                                    37,177           -
  Amortization of restricted stock grants                     369         500
  (Expense) benefit for deferred income taxes             (15,660)      1,265
  Realized gains on sale of investments                    (7,343)     (2,512)
  Federal income tax benefit                                4,670      10,129
  Reinsurance balances                                      4,596       9,081
  Unpaid losses and loss adjustment expenses               45,220      (6,839)
  Unearned premiums                                        17,842       3,700
  Claims checks payable                                     1,609       1,038
  Other assets                                            (19,381)     (1,322)
  Other liabilities                                         3,457      14,424
------------------------------------------------------------------------------
Net cash provided by operating activities                  60,616      59,303
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                              (466,287)   (315,301)
  Calls or maturities                                      18,617       2,158
  Sales                                                   441,928     381,687
Net purchases of property and equipment                   (13,212)    (53,497)
------------------------------------------------------------------------------
Net cash (used in) provided by investing activities       (18,954)     15,047
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends declared and paid                               (13,665)    (20,481)
Proceeds from the exercise of stock options                 1,485         921
------------------------------------------------------------------------------
Net cash used in financing activities                     (12,180)    (19,560)
------------------------------------------------------------------------------

Net increase in cash                                       29,482      54,790

Cash and cash equivalents, beginning of period             28,909       7,240
------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $  58,391   $  62,030
------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION
------------------------------------------------------------------------------
Income taxes refunded                                   $  12,920   $  11,285
------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Effective January 1, 2002, the Company acquired American International Group, Inc.'s ("AIG") 51% interest in 21st Century Insurance Company of Arizona ("21st of Arizona") for $4.4 million, which approximated its GAAP book value. The Company previously held a 49% interest in 21st of Arizona, which writes personal auto insurance exclusively in Arizona. Beginning in 2002, 21st of Arizona is reported on a consolidated basis. Prior to January 1, 2002, the Company's interest in and advances to 21st of Arizona were included in other assets in the consolidated balance sheet, and the Company's 49% equity in 21st of Arizona's net loss, which was immaterial in the third quarter and first nine months of 2001, was included in net investment income in the Company's consolidated statement of income.

NOTE 2.  HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF
-------------------------------------------------

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's constitutional challenge to SB 1899 came to an unsuccessful end on April 29, 2002, when the United States Supreme Court refused to hear the Company's case. In the fourth quarter of 2001, the Company recorded a $50.0 million pre-tax charge for loss and inspection costs but, at that time, it was impracticable to reasonably estimate the legal defense costs associated with previously closed earthquake claims. Based on current information now available to the Company, the Company recorded an additional $46.9 million pre-tax charge for such legal defense costs in the third quarter of 2002 ($58.8 million for the nine months ended September 30, 2002).

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 (CONTINUED)
(Unaudited)


exposure may change by an amount that could be material. In addition, actual expenses for legal defense costs are susceptible to a wide range of outcomes depending on a variety of factors including plaintiff strategies, future judicial decisions, the percentage of cases which settle, and the period of time cases remain outstanding before settlement.

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People of the State of California ex rel. Bill Lockyer, Attorney General et al. The court determined that the Company's April 21, 1999, settlement with the California Department of Insurance with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the California Department of Insurance to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The State of California may appeal the ruling.

The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002, agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Credit Industries, Inc. ("Countrywide"), 100% of homeowner unearned premium reserves and future related losses are reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreements with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers are being offered homeowner coverage through an affiliate of Countrywide.

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $46.9 million and $58.8 million for the quarter and nine months ended September 30, 2002, respectively, compared to $14.2 million and $37.2 million for the same periods in 2001.

NOTE 3.  WRITE-OFF OF SOFTWARE
------------------------------

Since 1997, the Company has engaged an external software development company, Computer Sciences Corporation ("CSC"), to build an advanced personal lines processing system. The system has four main components: Policy, Claims, Billing, and Customer Service. The system is still in development and currently supports less than 2% of the Company's business. To date, the Company has spent nearly $100 million on this project, most of which was paid directly to CSC. In the third quarter of 2002, it became evident through a series of tests and reviews conducted by the Company that material components of this new system do not perform at levels necessary to support the entire operations of the Company. Consequently, the Company recorded a one-time pre-tax charge to write-off $37.2 million of previously capitalized software costs. The Company is pursuing solutions with CSC as well as exploring other alternatives.

NOTE 4.  REINSURANCE
--------------------

In the third quarter of 2002, the Company entered into a catastrophe reinsurance agreement on its auto lines with AIG, Folksamerica Reinsurance Company and Transatlantic Reinsurance Company, which reinsures any covered events up to $30.0 million in excess of $15.0 million. Effective September 1, 2002, the Company entered into an agreement to cancel future cessions under its quota share reinsurance treaty with AIG resulting in a one time pre-tax charge of $0.9 million. The treaty would have ceded 4% of premiums to AIG in the remainder of 2002 and 2% in 2003.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 (CONTINUED)
(Unaudited)


NOTE 5.  CONTINGENCIES
----------------------

Litigation. In the normal course of business, the Company is named as a defendant in lawsuits related to claim and other insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, except for the matters discussed above in Note 2, the ultimate outcome of such litigation is not expected to be material to the Company's financial condition, results of operations or cash flows.

California Income Taxes. In a recent court ruling, a statute that allowed a tax deduction for the dividends received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board (FTB) has decided to take the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

The amount of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay, are impossible to predict because so many ostensibly long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts that, in the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. The range of possible loss, net of federal tax benefit, ranges from close to zero to approximately $20.8 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company has recorded an amount within that range representing management's current best estimate of the probable outcome.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Investment grade bonds comprised 100% of the fair value of the fixed-maturity portfolio at September 30, 2002. The Company has no investments in equity securities as of September 30, 2002. Of the Company's total investments at September 30, 2002, approximately 58.5% were invested in tax-exempt, fixed-income securities, compared to 80.2% at December 31, 2001. The Company has begun shifting its investment focus to investment-grade taxable bonds to accelerate the realization of the tax benefit of its net operating loss deduction (see Deferred Income Taxes below under Critical Accounting Policies).

As of September 30, 2002, the pre-tax net unrealized gain on investments was $48.6 million (gross unrealized gains were $52.8 million; gross unrealized losses were $4.2 million) compared to an after-tax net unrealized loss of $1.0 million at December 31, 2001. This change is primarily due to declining market interest rates. The Company's policy is to investigate on a quarterly basis any investment for possible "other than temporary" impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances (see Investments below under Critical Accounting Policies).

Premiums receivable were $89.4 million at September 30, 2002, compared to $75.6 million at December 31, 2001, with the increase mainly being attributable to growth in the Company's customer base and higher premium rates. Company policy is to write-off receivable balances when they become past due 180 days, and the Company historically has not considered an allowance for doubtful accounts to be necessary.

Prepaid reinsurance premiums and reinsurance payables were $2.8 million and $0.8 million at September 30, 2002, compared to $15.4 million and $13.0 million at December 31, 2001, respectively. The decline in balances is primarily due to the cancellation of the quota share treaty with AIG (see Note 4 to the consolidated financial statements).

Higher advertising and other costs through September 30, 2002, associated with increased customer volume contributed to an increase in deferred policy acquisitions costs (DPAC) of $11.0 million compared to the balance at December 31, 2001. Of the $11 million increase in DPAC, $1.5 million is attributable to the decrease in unearned ceding commissions resulting from termination of the AIG quota share reinsurance program (see Note 4 to the consolidated financial statements). The Company's DPAC is estimated to be fully recoverable (see Deferred Policy Acquisition Costs below under Critical Accounting Policies).

Property and equipment decreased $38.7 million primarily due to the write-off of certain software in the third quarter of 2002 (see Note 3 to the consolidated financial statements). The results of management's third-quarter 2002 recoverability test indicated that the remaining carrying value of the Company's software under development is likely to be recoverable from future operations (see Property and Equipment below under Critical Accounting Policies).

Unpaid losses and loss adjustment expenses ("LAE") increased $41.7 million in the third quarter of 2002 primarily due to the increase in reserves for SB 1899 Northridge Earthquake legal defense costs (see Note 2 to the consolidated financial statements) and increases in auto reserves. For the nine months ended September 30, 2002, loss and LAE reserves increased $45.2 million. As indicated in the following table, the Company's auto reserves, gross of reinsurance, have increased $26.3 million in the nine months ended September 30, 2002:

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 (CONTINUED)
(Unaudited)


                           September 30, 2002    December 31, 2001
                           ------------------- -------------------
AMOUNTS IN THOUSANDS         GROSS      NET      Gross      Net
------------------------------------------------------------------
Unpaid Losses and LAE
  Personal auto lines       $328,300  $311,313  $301,985  $280,781
  Homeowner and earthquake    66,210    61,189    47,305    44,997
------------------------------------------------------------------
Total                       $394,510  $372,502  $349,290  $325,778
------------------------------------------------------------------

The increase in the gross auto reserves for the nine months ended September 30, 2002, comprises $5.0 million due to the consolidation of 21st of Arizona, growth in reserves attributable to the higher number of insured automobiles of approximately $10.1 million, and approximately $11.2 million relating to the effects of higher average loss costs.

The following table summarizes the provision for losses and LAE for the periods indicated:

                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                        ------------------------------------  -----------------------------------
AMOUNTS IN THOUSANDS                          2002               2001              2002               2001
-----------------------------------------------------------------------------------------------------------------
Net Losses and LAE incurred related to
  insured events of:
  Current year                          $         192,685  $         182,288  $        542,682  $         526,665
  Prior years                                      47,259             12,932            75,800             55,662
-----------------------------------------------------------------------------------------------------------------
Total                                   $         239,944  $         195,220  $        618,482  $         582,327
-----------------------------------------------------------------------------------------------------------------

The amounts above relating to insured events of prior years represent changes in previously recorded estimates that have been charged to expense in the current period. In the third quarter of 2002, $46.9 million of the changes in estimate related to the Northridge Earthquake (see Note 2 to the consolidated financial statements) $1.7 million related to the auto lines and $(1.3) million to homeowner, compared to $9.3 million, $3.4 million and -0-, respectively, in the third quarter of 2001. For the first nine months of 2002, the change in estimate comprised Northridge Earthquake provisions of $52.6 million, auto lines provisions of $21.6 million and homeowners provisions of $1.6 million.
The comparable figures for the first nine months of 2001 were $20.1 million, $34.1 million and $1.5 million, respectively. The changes in estimates relating to the auto lines in 2002 were attributable to increased severity partially offset by lower frequency, particularly in the first half of the year, while the 2001 changes in estimates relating to the auto lines were attributable to the Company's under-estimate of loss severity trends.

Stockholders' equity and book value per share decreased to $653.0 million and $7.64 at September 30, 2002, compared to $659.3 million and $7.72 at December 31, 2001. The decrease for the nine months ended September 30, 2002, was primarily due to a net loss of $27.1 million and dividends to stockholders of $13.7 million, offset in part by the increase in unrealized investment gains of $32.4 million and other changes in comprehensive income of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company. The parent company's main sources of liquidity historically have been dividends received from its insurance subsidiaries and proceeds from issuance of debt or equity securities. The parent company currently has no indebtedness for borrowed money outstanding. The parent's only equity security currently outstanding is its common stock, which has no mandatory dividend obligations.

Cash and investments at the holding company were $13.8 million at September 30, 2002, compared to $52.8 million at December 31, 2001. The decline in the parent's cash and investments is primarily due to the payment of dividends and the repayments of intercompany balances. On September 25, 2002, the Company's Board of Directors declared a $6.9 million dividend to stockholders of record on October 7, 2002. The dividend will be paid on October 25, 2002. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth and other corporate objectives. The Company's S&P claims-paying rating currently is A+, and its AM Best rating is A+.

The insurance subsidiaries do not currently have, and likely will not have until 2004, the ability to pay dividends to the parent company without prior written approval from insurance regulatory authorities. In addition, recent court rulings may subject certain dividends from the insurance subsidiaries to California State income tax (see Note 5 to the consolidated financial statements). The Company believes the parent's cash resources at September 30, 2002 are adequate to meet its estimated cash needs for dividends to shareholders, growth or other general corporate purposes without receiving additional dividends from its insurance subsidiaries at least through the end of 2002. However, there is no assurance that insurance regulatory authorities will approve future dividends from the insurance subsidiaries or that the tax issue will be favorably resolved in the near term, in which case the Company faces the prospect of raising additional capital, cutting or ceasing dividends to shareholders, or both.

Insurance Subsidiaries. The Company believes it has taken the proper actions to restore underwriting profitability in its core auto insurance operations and has thereby enhanced its liquidity. The Company received approval for a 5.7% auto premium rate increase in California effective May 6, 2002, and also has a further 6.7% auto premium rate increase pending in California. Average loss costs in 2002 have increased at an annualized overall rate of approximately 4.5% over 2001, although this rate would be somewhat higher but for the favorable impact on claim frequency of drought conditions that have largely prevailed in southern California over the past 12 months. There can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, the Company remains exposed to possible upward development in previously recorded reserves for SB 1899 claims as previously discussed. As a result of such uncertainties, underwriting losses could recur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries' statutory surplus, which in turn could negatively impact the Company's liquidity.

As of September 30, 2002, the Company's insurance subsidiaries had a combined statutory surplus of $351.4 million compared to $393.1 million at December 31, 2001. The decrease in surplus is primarily due to a statutory net loss of $49.6 million and a $26.4 million decrease in the statutory deferred tax asset, partially offset by a $36.2 million decrease in non-admitted assets during the nine months ended September 30, 2002. The decrease in nonadmitted assets is primarily related to the write-off of software. The statutory net loss for the third quarter of 2002 was $68.6 million. For the quarter and nine months ended September 30, 2001, statutory net income was $1.6 million and $8.9 million, respectively. The Company's ratio of net premiums written to surplus was 2.6 for the twelve month period ended September 30, 2002, compared to 2.2 for the year ended December 31, 2001.

On October 23, 2002, California Department of Insurance ("DOI") finalized its examination report on the 1999 statutory financial statements for the Company's California-domiciled insurance subsidiaries. The report did not require the insurance subsidiaries to restate those financial statements.

RESULTS OF OPERATIONS

Overall Results. The Company reported a net loss of $45.2 million, or $0.53 loss per share, on direct premiums written of $257.9 million for the quarter ended September 30, 2002, compared to net income of $2.7 million, or $0.03 earnings per share, on direct premiums written of $229.0 million for the same 2001 quarter. The results for the latest quarter included pre-tax charges of $46.9 million for estimated legal defense costs to resolve Northridge Earthquake claims and $37.2 million to write-off the costs of a software development effort (see Notes 2 and 3 to the consolidated financial statements). For the nine months ended September 30, 2002, the net loss was $27.1 million, or $0.32 loss per share, on direct premiums written of $729.4 million. Net income for the nine months ended September 30, 2001, was $13.4 million, or $0.16 earnings per share, on direct premiums written of $701.8 million.

Personal Auto Lines Operating Income, as presented in the following tables, is a key measure used by management in monitoring the operating results of the Company's core business. Personal auto lines operating income includes (a) the underwriting revenues and expenses attributable to the (i) personal auto lines,
(ii) personal umbrella lines, and (iii) motorcycle lines, plus (b) investment income excluding realized capital gains or losses on the investment portfolio; it also excludes (c) the results of the homeowners and earthquake lines, which are in runoff, and (d) the write-off of software discussed above. The following table reconciles the Company's net income to its personal auto lines operating income:

                                                      Three Months Ended      Year-to-Date
                                                         September 30,       September 30,
AMOUNTS IN THOUSANDS                                   2002       2001      2002       2001
---------------------------------------------------------------------------------------------
Net (loss) income                                    $(45,235)  $ 2,679   $(27,053)  $13,398
Underwriting loss on homeowner and earthquake lines    46,863     8,546     58,768    21,316
Realized capital gains                                 (3,045)     (962)    (7,343)   (2,512)
Write-off of software                                  37,177         -     37,177         -
Federal income tax benefit on above                   (24,574)   (1,766)   (26,710)   (5,225)
---------------------------------------------------------------------------------------------
Personal auto lines operating income, net of tax     $ 11,186   $ 8,497   $ 34,839   $26,977
---------------------------------------------------------------------------------------------


The following table presents the components of the Company's personal auto lines operating income:

                                                           Three Months Ended      Year-to-Date
                                                              September 30,        September 30,
AMOUNTS IN THOUSANDS                                        2002       2001       2002       2001
----------------------------------------------------------------------------------------------------
Direct premiums written                                   $257,978   $224,379   $726,932   $674,583
----------------------------------------------------------------------------------------------------
Net premiums written                                      $260,034   $210,279   $709,185   $632,455
----------------------------------------------------------------------------------------------------

Net premiums earned                                       $234,666   $210,340   $669,968   $629,306
Loss and loss adjustment expenses incurred                 193,081    181,041    559,805    545,150
Underwriting expenses incurred                              38,912     31,221    102,108     90,119
----------------------------------------------------------------------------------------------------
Pretax underwriting profit (loss) on personal auto lines     2,673     (1,922)     8,055     (5,963)
Investment income                                           11,729     10,958     34,378     34,036
Federal income tax expense on above                         (3,216)      (539)    (7,594)    (1,096)
----------------------------------------------------------------------------------------------------
Personal auto lines operating income, net of tax          $ 11,186   $  8,497   $ 34,839   $ 26,977
----------------------------------------------------------------------------------------------------

The following table presents the components of the GAAP combined ratio for the personal auto lines:

                                           Three Months Ended       Year-to-Date
                                              September 30,         September 30,
                                            2002        2001       2002      2001
------------------------------------------------------------------------------------
Personal auto lines
  Loss and loss adjustment expense ratio      82.3%        86.1%    83.6%      86.7%
  Underwriting expense ratio                  16.6%        14.8%    15.2%      14.3%
------------------------------------------------------------------------------------
GAAP combined ratio                           98.9%       100.9%    98.8%     101.0%
------------------------------------------------------------------------------------

Comments relating to the underwriting results of the personal auto lines and the results of the Company's investment activities are presented below.

Underwriting Results - Personal Auto Lines. Automobile insurance is the primary line of business written by the Company. Vehicles insured outside of California accounted for less than 3% of the Company's direct written premium in the first nine months of 2002 and 2001. The Company currently is licensed to write automobile insurance in 24 states compared to 21 states at the end of 2001. The Company currently is evaluating opportunities relating to expansion into new states but has not yet adopted definitive plans. Because of the lead times involved, expansion into new states is not expected to materially affect the Company's financial results in 2002 or 2003.

Company management remains focused on achieving sustainable 15% growth and a combined ratio of 96. Since 1980, the Company has simultaneously met those benchmarks only twice (1980 and 1981).

Direct premiums written for the auto lines in the third quarter of 2002 increased $33.6 million (15.0%) to $258.0 million from $224.4 million in the same period last year. For the first nine months of 2002 direct premiums written for the auto lines increased $52.3 million (7.8%) to $726.9 million from $674.6 million in the first nine months of 2001. The increases in 2002 included rate increases ($10.0 million for the quarter; $27.5 million year to date) and the effects of the consolidation of 21st of Arizona ($2.5 million for the quarter; $7.6 million year to date). Also, the higher number of insured vehicles in the third quarter of 2002 caused premiums to be $21.1 million higher than in the third quarter of 2001 and $17.3 million higher in the first nine months of 2002 than in the comparable period of 2001. The third quarter of 2002 increase is greater than the 2002 year-to-date increase, because the number of insured vehicles in the first half of 2002 was smaller than in the first half of 2001. California auto retention was 93% in both the third quarter and first nine months of 2002 compared to 92% in both of the comparable periods of last year; the improvement in 2002 reflects the fact that the Company's major competitors have taken significant rate increases in 2002 and, therefore, our customers are less likely to find more favorable rates elsewhere.

Net premiums earned increased $24.3 million (11.6%) and $40.7 million (6.5%) for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods a year ago. These increases are mainly due to rate increases, the consolidation of 21st of Arizona and the scheduled decrease in the cession rate under a quota share reinsurance treaty from 6% in 2001 to 4% in 2002. Additionally, this quota share treaty was cancelled as of September 1, 2002 (see
Note 4 to the consolidated financial statements).

On April 10, 2002, the Company received approval from the California DOI to implement, effective May 6, 2002, a 5.7% rate increase on its California personal auto lines. The Company has a further 6.7% rate increase pending with the California DOI. In May 2002, the Company began offering motorcycle insurance in the state of California, which is marketed to existing auto customers. In August 2002, the Company also began offering a limited-feature

California auto policy, which provides fewer features than the Company's standard policy but which generally is comparable to the product offered by many of the Company's competitors. It is anticipated that the limited-feature policy will improve retention by providing a lower cost product to customers who need fewer features. Through September 30, 2002, the impact of these two new products on the results of operations has been immaterial.

Compared to the same periods in 2001, net incurred losses and loss adjustment expenses increased $12.0 million (6.6%) and $14.7 million (2.7%) during the quarter and nine months ended September 30, 2002, respectively. The ratio of loss and loss adjustment expenses to net premiums earned was 82.3% for the three months ended September 30, 2002, and 86.1% for the same period last year. For the nine-month periods ended September 30, 2002 and 2001, the loss and loss adjustment expense ratios were 83.6% and 86.7%, respectively. The improvement in the loss and loss adjustment expense ratio resulted from the earn-in of earlier premium rate increases and a reduction in frequency due to drought conditions in California.

The ratio of net underwriting expenses to net premiums earned was 16.6% and 14.8%, for the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ending September 30, 2002 and 2001, the underwriting expense ratios were 15.2% and 14.3%, respectively. The increase was primarily due to growth in advertising expenditures and costs associated with approximately doubling the capacity of the Company's new business call center, which has been handling a record volume of new business throughout 2002. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs, and lowering fixed costs in corporate support areas, which management believes will begin favorably impacting the Company's expense ratio during the next year.

The combined ratio was 98.9% and 98.8% in the quarter and nine months ended September 30, 2002, respectively, compared to 100.9% and 101.0% for the same periods of 2001. The third quarter of 2002 marks the first time since 1988 that the Company has achieved both an underwriting profit and growth of 15% in direct premiums written in its auto lines.

In the third quarter the Company entered into a catastrophe reinsurance agreement with AIG, Folksamerica Reinsurance Company and Transatlantic Reinsurance Company on its auto lines which reinsures any covered events up to $30.0 million in excess of $15.0 million. The premium for this reinsurance coverage is approximately $0.1 million per month.

Investment Results. The average annual pre-tax yield on invested assets for the three and nine-month periods ended September 30, 2002, as well as the comparable periods in 2001 was 5.1%. On an after-tax basis, the yields were 4.3% and 4.4% for the quarter and nine months ended September 30, 2002, respectively, compared to 4.5% for both of the same periods in 2001.

The average fair value of invested assets for the quarters ended September 30, 2002, and September 30, 2001, were $918.4 million and $900.1 million. This 2% increase in average investments between the periods is due to the investment of cash flows generated by operations and increased market value of bonds due to declining interest rates. For the nine months ended September 30, 2002 and 2001, the average invested assets were $903.0 million and $909.0 respectively.

Of the Company's total investments at September 30, 2002, 58.5% were invested in tax-exempt, fixed-income securities, compared to 80.2% at December 31, 2001.
The Company has begun shifting its investment focus to investment-grade taxable bonds to accelerate the realization of the tax benefit of its net operating loss deduction and to increase pre-tax yields. Although, the movement to taxable investments increases the Company's exposure to credit risk, that is mitigated to some extent by the Company acquiring only investment-grade corporate bonds.

The Company's policy is to investigate on a quarterly basis any investment for possible "other than temporary impairment" in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. Declines in value below cost for fixed maturity investments with unrealized losses due to market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. At September 30, 2002, 49% of the $4.2 million aggregate gross unrealized loss is attributable to three corporate bonds whose amortized cost has exceeded their market value for more than twelve months. Management considers none of these bonds to be at risk of default.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company believes its critical accounting policies are those which require management to make significant assumptions or estimates, and to ascertain the appropriateness and timing of any changes in those assumptions or estimates, that can have a material effect on the Company's financial condition, results of operation or cash flows. Specifically, the following areas require management to make such assumptions and estimates each time the Company prepares its financial statements: losses and loss adjustment expenses, particularly the liability for unpaid losses and loss adjustment expenses included in the liability section of the Company's balance sheet; the recoverability of certain property and equipment, deferred income taxes, and deferred policy acquisition costs included in the asset section of the Company's balance sheet; and the review of the Company's investments for possible "other than temporary" declines in fair value.

Management has discussed the Company's critical accounting policies and estimates, together with any changes therein, with the Audit Committee of the Company's Board of Directors. The Company's Disclosure Committee and Audit Committee have reviewed the Company's disclosures in this document.

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses ("LAE") include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For the Company's current mix of auto exposures, which include both property and liability exposures, an average of approximately 63% of the ultimate losses are settled within twelve months of the date of loss.

Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy, although the Company continues to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustment as new facts become known (see Note 2 to the consolidated financial statements). The methods of making such estimates and establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments resulting are reflected in current operations. Changes in the estimates for these liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated liability for unpaid losses and loss adjustment expenses would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require long-term assets to be tested for possible impairment under certain conditions. At September 30, 2002, management believes the Company's remaining capitalized costs for Policy and Claims software is the only long-term asset that meets the conditions for impairment testing. Under the applicable accounting standards, the first step is to determine whether the carrying value and cost to complete the asset is recoverable from future operations, based on estimates of future undiscounted cash flows; if not, then an impairment write down would be required to be recognized based on the fair value of the asset. At September 30, 2002, management has estimated that the $62.5 million carrying value and $25 million estimated cost to complete such software, or $87.5 million in total, is recoverable from cost savings from future operations. This conclusion is based primarily on the assumptions that the software can be successfully implemented and can reduce the Company's employee count by at least 125 people (about 5% of its workforce) for the 10 to 15 years after implementation (i.e., the current estimate of the probable productive life of the software). Once the project has successfully reached the stage where it is substantially complete and ready for its intended use, the Company anticipates there will be annual depreciation charges varying from approximately $5.8 million to $8.8 million. However, although management believes it is reasonable to assume these future cost savings, it must be noted that any such estimates are subject to considerable uncertainty and there can be no assurance that such cost savings will be achieved.

Deferred Income Taxes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted. The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. At this time, the Company reasonably expects that the deferred tax asset will be recovered and, therefore, has not established a valuation allowance.

Realization of deferred tax assets is dependent on the generation of taxable income in future periods. Favorable loss ratios are a key driver of taxable income. Uncertainties affecting loss ratios include but are not limited to the number of vehicles insured by the Company, premium rates and changes in the regulatory environment.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned.

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, no reduction in DPAC is required unless the loss and loss adjustment expense ratio should exceed 85.7%.

The loss and LAE ratio used in the recoverability estimate is based primarily on the assumption that the future loss and LAE ratio will approximate that of the recent past. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. The Company classifies its investment portfolio as available-for-sale and carries it at fair value. Unrealized investment gains and losses, net of any tax effect, are included as an element of accumulated other comprehensive income (loss), which is classified as a separate component of stockholders' equity.

Fair values for fixed maturity securities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method.

The Company's policy is to investigate any investment for possible "other than temporary impairment" in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. Declines in value below cost for fixed maturity investments with unrealized losses due to market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between cost or amortized cost and estimated net realizable value. No such charges were recorded in the first nine months of 2002 or 2001.

At September 30, 2002, 49% of the $4.2 million aggregate gross unrealized loss is attributable to three corporate bonds whose amortized cost has exceeded their market value for more than twelve months. Management considers none of these bonds to be at risk of default.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. As of September 30, 2002, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 2001, except that the Company has begun shifting its investment focus to investment-grade taxable bonds to accelerate the realization of the tax benefit of its net operating loss deduction.

The second column of the following table shows the financial statement carrying value of the Company's financial instruments. The Company's investment portfolio is carried at fair value. The third column shows the effect on the current carrying value and estimated fair value assuming a 100 basis point increase in market interest rates. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of September 30, 2002.

                                                           Estimated Fair Value
                                                            at Adjusted Market
                                                Carrying       Rates/Prices
(Amounts in millions)                             Value      Indicated Below *
--------------------------------------------------------------------------------
Fixed maturity investments available-for-sale   $   917.9  $               852.5

* Adjusted interest rates assume a 100 basis point increase in market rates at September 30, 2002.

ITEM 4.     DISCLOSURE CONTROLS AND PROCEDURES

The Company's certifying officers have established and maintained disclosure controls and procedures to ensure that material information is made known to them for purposes of complying with applicable laws and regulations. As part of these procedures, the Company has established a Disclosure Committee comprised of the senior officers responsible for the Company's operations, including the Chief Executive Officer and Chief Financial Officer. The Disclosure Committee met during September and October 2002 in connection with the preparation of this report on Form 10-Q, specifically regarding the design and effectiveness of the internal controls over financial reporting and disclosure.

The Disclosure Committee's evaluation for the quarter ended September 30, 2002, was completed on or about September 24, 2002. Based on the Disclosure Committee's evaluation, the Company's Chief Executive Officer and Chief Financial Officer reached the following conclusions:

- There were no significant deficiencies in the design or operation of internal controls which could affect the Company's ability to record, process, summarize and report financial data in accordance with applicable laws and regulations;

- No material weaknesses in internal controls were noted that should be disclosed to the Company's independent auditors, Audit Committee or Board of Directors;

- No fraud, whether or not material, that involves management or employees who have a significant role in the Company's internal controls, was identified.

Subsequent to the date of the evaluation, the Disclosure Committee and certifying officers have not become aware of any significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People of the State of California ex rel. Bill Lockyer, Attorney General et al. The court determined that the Company's April 21, 1999 settlement with the California Department of Insurance with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the California Department of Insurance to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The State of California may appeal the ruling.

Except as disclosed in the Notes to the Consolidated Financial Statements, the Company does not believe the outcome of any pending legal proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10(o) Agreement with AIG pursuant to which the quota share reinsurance treaty with AIG was terminated

     10(p)     Catastrophe reinsurance agreement re auto lines

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             21ST CENTURY INSURANCE GROUP
                                     -------------------------------------------
                                                   (Registrant)



Date:  October 24, 2002                          /s/ Bruce W. Marlow
      ---------------------          -------------------------------------------
                                                  BRUCE W. MARLOW
                                       President and Chief Executive Officer



Date:  October 24, 2002                         /s/ Douglas K. Howell
      ---------------------          -------------------------------------------
                                                DOUGLAS K. HOWELL
                                          Senior Vice President, Chief
                                         Financial Officer and Treasurer

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
------------------------------------------------------

I, Bruce W. Marlow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 21st Century Insurance Group:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:   October 24, 2002               /s/ Bruce W. Marlow
                ------------------       -------------------------------------
                                                  Bruce W. Marlow
                                         President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Douglas K. Howell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 21st Century Insurance Group:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:   October 24, 2002               /s/ Douglas K. Howell
                ------------------       --------------------------------------
                                                  Douglas K. Howell
                                         Senior Vice President, Chief Financial
                                                Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No. Description

10(o) Agreement with AIG pursuant to which the quota share reinsurance treaty with AIG was terminated

10(p)     Catastrophe reinsurance agreement re auto lines

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002