Form 10-K
period 2002-12-31
21ST CENTURY INSURANCE GROUP
filed 2003-03-19
CIK 100331

FORM 10-K      21ST CENTURY INSURANCE GROUP

               (Exact name of registrant as specified in its charter)

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2002

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

               The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on June 30, 2002, as reported by the New York Stock Exchange, was approximately $466,000,000.

               On February 28, 2003, the registrant had 85,431,505 shares of common stock outstanding, without par value, which is the Company's only class of common stock.

               DOCUMENT INCORPORATED BY REFERENCE:
               Portions of the definitive proxy statement used in connection with the annual meeting of stockholders of the registrant, to be held on June 25, 2003, are incorporated herein by reference into
               Part III hereof.

TABLE OF CONTENTS

                                                                                   Page
Description                                                                      Number
---------------------------------------------------------------------------------------
Part I
  Item 1. Business                                                                    4
    General                                                                           4
    Geographic Concentration of Business                                              4
    Types and Limits of Insurance Coverage                                            5
    Personal Auto Product Innovations                                                 6
    Marketing                                                                         6
    Consumer Advocacy                                                                 7
    Customer Retention and Vehicles in Force                                          7
    Underwriting and Pricing                                                          8
    Servicing of Business                                                             9
    Claims                                                                            9
    Growth and Profitability Objectives                                              10
    Aggregate Expense Ratio - Personal Auto Lines                                    10
    Loss and Loss Adjustment Expense Reserves                                        11
      Estimating the Frequency of Auto Accidents                                     11
      Homeowner and Earthquake Frequency                                             12
      Estimating the Severity of Auto Claims                                         12
      Earthquake Severity                                                            13
      Loss and Reserve Development                                                   14
      Auto Lines Reserve Development                                                 17
      Homeowner and Earthquake Lines in Runoff                                       17
    Competition                                                                      19
    Reinsurance                                                                      19
    State Regulation of Insurance Companies                                          20
    Holding Company Regulation                                                       21
    Effects of Events of September 11, 2001                                          21
    Non-Voluntary Business                                                           21
    Employees                                                                        22
  Item 2. Properties                                                                 22
  Item 3. Legal Proceedings                                                          22
  Item 4. Submission of Matters to a Vote of Security Holders                        24
Part II                                                                              24
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters       24
  Item 6. Selected Financial Data                                                    25
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      26
    Financial Condition                                                              26
    Liquidity and Capital Resources                                                  29
      Holding Company                                                                29
      Insurance Subsidiaries                                                         29
      Obligations, Letters of Credit, Guarantees and Transactions with Related
        Parties                                                                      30
    Results of Operations                                                            30
      Overall Results                                                                30
      Personal Auto Lines Operating Income                                           31
    Underwriting Results                                                             32
      Personal Auto                                                                  32
      Homeowner and Earthquake Lines in Runoff and All Other                         33
    Investment Income                                                                35


                                                                                   Page
Description                                                                      Number
---------------------------------------------------------------------------------------
    Critical Accounting Policies                                                     35
      Losses and Loss Adjustment Expenses                                            35
      Property and Equipment                                                         36
      Deferred Income Taxes                                                          36
      Deferred Policy Acquisition Costs                                              38
      Investments                                                                    38
    Audit Committee Financial Expert                                                 40
    Policies Regarding Conflicts of Interest and Ethical Behavior                    41
    Forward-Looking Statements                                                       41
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk                42
  Item 7B. Management's Internal Control Report                                      43
  Item 8.    Financial Statements and Supplemental Data                              44
    Report of Independent Accountants                                                44
    Report of Independent Auditors                                                   45
    Consolidated Financial Statements                                                46
    Notes to Consolidated Financial Statements                                       50
      Note 1.  Description of Business                                               50
      Note 2.  Summary of Significant Accounting Policies                            50
      Note 3.  (Loss) Earnings per Common Share                                      53
      Note 4.  Investments                                                           53
      Note 5.  Federal Income Taxes                                                  55
      Note 6.  Deferred Policy Acquisition Costs                                     56
      Note 7.  Property and Equipment                                                57
      Note 8.  Unpaid Losses and Loss Adjustment Expenses                            58
      Note 9.  Reinsurance                                                           59
      Note 10. Employee Benefit Plans                                                60
      Note 11. Operating Lease Commitments                                           62
      Note 12. Capital Stock                                                         62
      Note 13. Stock-Based Compensation                                              63
      Note 14. Statutory Financial Data                                              65
      Note 15. Litigation                                                            66
      Note 16. Northridge Earthquake                                                 68
      Note 17. Unaudited Quarterly Results of Operations                             70
      Note 18. Results of Operations by Line of Business                             71
      Note 19. 21st Century Insurance Company of Arizona                             72
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                      73
Part III                                                                             73
  Item 10. Directors and Officers of the Registrant                                  73
  Item 11. Executive Compensation                                                    73
  Item 12. Security Ownership of Certain Beneficial Owners and Management            73
  Item 13. Certain Relationships and Related Transactions                            73
Part IV                                                                              74
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K           74
    Schedule II - Condensed Financial Information of Registrant                      75
    Signatures of Officers and Board of Directors                                    78
    Certification of President and Chief Executive Officer                           80
    Certification of Chief Financial Officer                                         81


Exhibits                                                                             82
  3(ii) Certification of Secretary for Change to Bylaws                              82
  23(a) Consent of Independent Accountants                                           83
  23(b) Consent of Independent Auditors                                              84
  99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To
        Section 906 of the Sarbanes-Oxley Act of 2002                                85

PART I

ITEM 1.  BUSINESS

GENERAL
21st Century Insurance Group is an insurance holding company founded in 1958 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly owned: 21st Century Insurance Company, 21st Century Casualty Company, 21st Century Insurance Company of Arizona(1) ("21st of Arizona"), 20th Century Insurance Services, inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

The common stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW." Through several of its subsidiaries, American International Group, Inc. ("AIG"), currently owns approximately 63% of the Company's outstanding common stock.

Founded in 1958, 21st Century Insurance Group primarily sells and underwrites personal automobile insurance to customers in California, Arizona, Nevada, Oregon and Washington who prefer excellent service and a high-feature product at a competitive price. Twenty-four hours per day, 365 days a year, customers choose to purchase insurance over the phone from the Company's centralized licensed insurance agents at 1-800-211-SAVE or through its full service Internet site at www.21st.com. The Company has the reputation for excellent customer service and for being among the most efficient and lowest cost providers of personal auto insurance in the markets it serves.

Copies of the Company's filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q, Form 8-K and proxy statements are available along with copies of earnings releases on the Company's web site at www.21st.com. Copies may also be obtained free of charge directly from the Company's Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-701-3595).

GEOGRAPHIC CONCENTRATION OF BUSINESS
The Company's business began in Los Angeles and historically has been concentrated in Southern California, principally the greater Los Angeles metropolitan area. In the mid-1980's, the Company expanded into the San Diego area and, in the early 1990's, the Northern California area. The Company began writing private passenger automobile insurance in Arizona in 1996, followed by Nevada, Oregon and Washington in late 1998.


---------------
1 21st of Arizona was incorporated in Arizona in 1995 as a joint venture owned 49% by the Company and 51% by AIG; the Company acquired AIG's interest on January 1, 2002.

The following table presents a geographical summary of the Company's direct premiums written for the past five years (in millions):

Years Ended December 31,                      2002    2001    2000    1999    1998
-----------------------------------------------------------------------------------
Personal auto lines(1)
  California                                 $967.3  $879.4  $861.6  $848.9  $860.8
  Arizona(2)                                   13.0       -       -       -       -
  Nevada                                        8.1     8.9     7.7     2.7       -
  Oregon                                        1.6     2.0     2.2     0.8       -
  Washington                                    5.8     8.5     9.7     3.4       -
-----------------------------------------------------------------------------------
Total personal auto lines                     995.8   898.8   881.2   855.8   860.8
-----------------------------------------------------------------------------------

Lines in runoff
  Homeowner(3) and Earthquake(4)                2.4    30.5    29.5    24.7    24.8
-----------------------------------------------------------------------------------
Total consolidated direct premiums written   $998.2  $929.3  $910.7  $880.5  $885.6
-----------------------------------------------------------------------------------

The following table summarizes the concentrations of the Company's California direct in-force premiums for the voluntary personal auto lines excluding personal umbrella and motorcycle coverages as of the end of each of the past five years:

December 31,                                   2002    2001    2000    1999    1998
------------------------------------------------------------------------------------
  Southern California excluding San Diego(5)   66.3%   73.5%   76.2%   78.8%   81.8%
  San Diego(6)                                 10.5    10.2     9.4     9.0     8.6
  Northern California(7)                       23.2    16.3    14.4    12.2     9.6
------------------------------------------------------------------------------------
                                              100.0%  100.0%  100.0%  100.0%  100.0%
------------------------------------------------------------------------------------

TYPES AND LIMITS OF INSURANCE COVERAGE
The Company's private passenger auto insurance contract generally covers: bodily injury liability; property damage; medical payments; uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage and collision deductible waiver; towing; comprehensive and collision. All of the Company's policies are written for a six-month term except for policies sold to the involuntary market, which are for twelve months.

Minimum levels of bodily injury and property damage are required by state law and typically cover the other party's costs when the Company's policyholder causes an accident. Uninsured and underinsured motorist are optional coverages and cover the Company's policyholder when the other party is at fault and has no or insufficient liability insurance to cover the insured's injuries and loss of income. Comprehensive and collision coverages are also optional and cover damage to the policyholder's automobile whether or not the insured is at fault. In some states, the


---------------
1 Includes motorcycle and personal umbrella coverages, which are immaterial for all periods presented.
2 Excludes amounts not consolidated: $12.8 in 2001; $14.7 million in 2000; $12.9 million in 1999; and $10.0 million in 1998.
3 The Company is running off approximately 5,300 California homeowner policies remaining on its books at December 31, 2002. See further discussion in Item 7 under the caption Underwriting Results - Homeowner and Earthquake Lines in Runoff and All Other.
4 The Company ceased writing earthquake coverage in 1994 but remains exposed to possible upward development in certain loss estimates relating to the 1994 Northridge Earthquake. See further discussion in Item 7 under the captions Underwriting Results - Homeowner and Earthquake Lines in Runoff and All Other, Critical Accounting Policies, and Note 16 of the Notes to Consolidated Financial Statements.
5    Includes all counties not specified in footnotes 6 and 7.
6    Represents San Diego County.
7 Includes these counties: Alameda, Alpine, Amador, Butte, Calaveras, Colusa, Contra Costa, Del Norte, El Dorado, Fresno, Glenn, Humboldt, Inyo, Kings, Lake, Lassen, Madera, Marin, Mariposa, Mendocino, Merced, Modoc, Mono, Monterey, Napa, Nevada, Placer, Plumas, Sacramento, San Benito, San Francisco, San Joaquin, San Mateo, Santa Tehama, Trinity, Tulare, Yolo, Yuba.

Company is required to offer personal injury protection coverage in lieu of the medical payments coverage required in California.

Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. The most frequent bodily injury liability limits purchased are $100,000 per person and $300,000 per accident. The Company's standard coverages exclude losses from nuclear sources as well as acts of war.

The Company's personal umbrella policy ("PUP") provides a choice of liability coverage limits of $1.0 million, $2.0 million or $3.0 million in excess of the underlying automobile liability coverage. The $2.0 million and $3.0 million limits were added in May 2002. Minimum underlying automobile limits of $100,000 per person and $300,000 per accident were required for PUP policies sold prior to May 2002, and limits of $250,000 per person and $500,000 per accident are required thereafter. The Company must write the underlying automobile coverage. The Company reinsures 90% of any PUP loss with unrelated reinsurers.

The homeowner program, currently in runoff, utilized an extended replacement cost policy, thereby limiting the insured's recovery to 150% of the amount specified in the contract for Coverage A - Dwelling and Other Building Structures. Underwriting guidelines provided for a minimum dwelling amount of $65,000 and a maximum dwelling amount of $750,000.

PERSONAL AUTO PRODUCT INNOVATIONS
Starting in May 2002, the Company began offering motorcycle coverage primarily to its auto policyholders in California. In August 2002, the Company introduced a new private passenger auto policy in California that does not have certain standard features found in its primary policy. This limited-feature product is similar in most respects to the product offered by many of the Company's competitors, and is positioned as a lower-cost alternative for customers who believe they need less coverage than provided by the Company's standard product. In October 2002, the Company enhanced its underwriting guidelines allowing it to provide quotes to certain customers who do not meet California's statutory "good driver" definition but who are considered to be insurable risks within the Company's class plan.

All of the foregoing product innovations were designed to achieve an underwriting profit and, to date, the impact of these new products has been immaterial.

MARKETING
While the Company offers personal auto policies in California, Arizona, Nevada, Oregon and Washington, most of its marketing efforts are focused on the larger urban markets in California. Beginning in late 2002, the Company restarted its active marketing in Arizona.

The Company's marketing and underwriting strategy is to appeal to careful and responsible drivers who desire a feature-rich product at a competitive price. The Company uses direct mail, broadcast and print media, outdoor, community events and the Internet to generate inbound telephone calls, which are served by centralized licensed insurance agents. Because the Company centralizes its sales agents, it can deliver a highly efficient and professional experience for its California and Arizona customers 24 hours per day, 365 days per year through a convenient, toll-free 800-211-SAVE telephone number. California and Arizona customers may also obtain an instant auto rate quotation and purchase a policy on the Company's Internet site at www.21st.com.

The following table summarizes advertising expenditures (in millions) and total new auto policies written in California, the Company's primary market, for the past five years:

Years Ended December 31,           2002     2001     2000     1999      1998
------------------------------------------------------------------------------
  Total advertising
  expenditures                   $   43.3  $  16.9  $  10.1  $  22.7  $   10.1
  New auto policies written in
  California(1)                   185,944   51,002   54,642   86,703   104,289


CONSUMER ADVOCACY
The Company has introduced several publications and community events designed to assist customers and potential customers in making choices about their auto insurance and automobile safety. The Insider's Guide to Buying California Auto Insurance, currently available in both English and Spanish, compares coverage and service features of products offered by the Company and its major competitors. The comparisons are explained in understandable language to help "demystify" the choices consumers must make in selecting their personal auto insurance carrier.

The Company also publishes the Child Safety Seat Guide, Crash Test Ratings Guide, and A Driving Need - A Guide for Mature Drivers and Those Who Care about Them. All these publications are available free of charge on the Company's web site at www.21st.com/company/getmore/safety/safety.jsp. The Company has also distributed these publications in California movie theaters, county fairs, direct mail promotions and other venues.

CUSTOMER RETENTION AND VEHICLES IN FORCE
Customer retention in California, measured based on the number of insured vehicles and the number of vehicles in force, were as follows as of the end of each of the past five years:

December 31,                            2002        2001        2000        1999        1998
-----------------------------------------------------------------------------------------------
Average customer retention -
  California personal auto(2)            93%         92%         96%         97%         96%

California vehicles in force (1)     1,178,459   1,051,982   1,150,643   1,179,928   1,142,303
All other states vehicles in force      27,174      23,489      31,337      18,130         189
-----------------------------------------------------------------------------------------------
Total auto lines exposure (1)        1,205,633   1,075,471   1,181,980   1,198,058   1,142,492
-----------------------------------------------------------------------------------------------

California auto base rate              +5.7%       +4.0%       +6.4%       -6.9%        -3.4%
  changes                               MAY         July     November     February     January

From March 1996 to October 2000, the Company implemented six rate decreases which resulted in a cumulative reduction in rates of nearly 23%. As a result of this series of rate decreases, retention rates rose to Company record levels through 2000. Growth in vehicles in force during this period was modest as the Company's major competitors also lowered their rates. In response to rising loss costs beginning in 1999 and continuing to date, the Company has implemented three base rate increases as shown above for a cumulative increase of 16%, made changes in its class plan and adopted stricter underwriting measures. Additionally, as the Company upwardly adjusted its rates, it curtailed advertising for new customers throughout 2000. During this same period, competitors held rates steady or continued to take decreases. These actions contributed to the declines in retention and vehicles in force in 2000 and 2001. Beginning in the latter half of 2001, the Company's major California competitors began implementing rate increases and the Company restarted active marketing and advertising, both of which contributed to the increases in


---------------
1 Includes new PUP and motorcycle policies, which are insignificant for all periods presented.
2 Represents an overall measure of customer retention, including new customers as well as long-time customers. Retention rates for new customers are often lower than for long-time customers.

the Company's retention and vehicles in force in 2002. In January 2003, the Company received approval for a 3.9% rate increase which it expects to implement in March 2003.

UNDERWRITING AND PRICING
The regulatory system in California requires the prior approval of insurance rates, rules and forms. Within the regulatory framework, the Company establishes its premium rates based primarily on actuarial analyses of its own historical loss and expense data. This data is compiled and analyzed to establish overall rate levels as well as classification differentials.

The Company's rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. These rates are a blend of base rates and class plan filings made with the California Department of Insurance ("CDI"). Base rates are the primary amount projected to generate an adequate underwriting profit for the Company. Class plan changes are filings that serve to modify the factors that impact the base rates. Class plan changes are generally meant to be revenue neutral to the Company but ultimately are done in conjunction with a base rate filing.

California law requires that the primary rating characteristics that must be used for automobile policies are driving record, annual mileage and number of years the driver has been licensed. A number of other "optional" rating factors are also permitted and used in California and include characteristics such as automobile garaging location, make and model of car, policy limits and deductibles, and gender and marital status.

The following table summarizes changes in the Company's base premium rates for each of the past five years. Positive numbers represent increases; negative numbers represent decreases.

Years Ended December 31,           2002   2001   2000    1999    1998
----------------------------------------------------------------------
Personal auto lines excluding PUP
California                          5.7%   4.0%   6.4%  (6.9)%  (3.4)%
  Arizona                           3.7   16.5   20.0   (9.7)      -
  Nevada                           22.0   12.6      -      -     N/A
  Oregon                            3.1   14.0   21.0      -     N/A
  Washington                       10.7   44.9      -      -     N/A
Lines in runoff
  Homeowner                        13.2    4.0      -   (7.5)      -
  Earthquake                        N/A    N/A    N/A    N/A     N/A

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

SERVICING OF BUSINESS
Computerized systems provide the information resources, telecommunications and data processing capabilities necessary to manage the Company's business. These systems support the activities of the Company's marketing, sales, service and claims areas that are dedicated to serving the needs of customers. New technology investments have been focused on making it faster and easier for customers to transact business while ultimately lowering the cost per transaction.

Using the Company's web site, most customers are now able to receive and accept quotations, bind policies, pay their bills, inquire about the status of their policies and billing information, make most common policy changes, submit first notice of loss on a claim and access a wealth of consumer information. New technology began to be implemented in 2001 that provides the Company's sales and service agents with integrated knowledge about customer contacts and enables speedier and even more convenient customer service.

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

The Company makes extensive use of its DRP to expedite the repair process. The program involves agreements between the Company and more than 130 independent repair facilities. The Company agrees to accept the repair facility's damage estimate without requiring each vehicle to be reinspected by Company adjusters. All DRP facilities undergo a screening process before being accepted, and the Company maintains an aggressive inspection audit program to assure quality results. The Company's inspection teams visit all repair facilities each month and perform a quality control inspection on approximately 40% of all repairable vehicles in this program. The customer benefits by getting the repair process started faster and by having the repairs guaranteed for as long as the customer owns the vehicle. The Company benefits by not incurring the overhead expense of a larger staff of adjusters and by negotiating repair prices it believes are beneficial. Currently, more than 30% of all damage repairs are handled using the DRP method.

The Company's policy with respect to vehicle repairs is not to use after market "crash" parts. As a result, the Company believes it does not face exposure to the types of class action suits some competitors have drawn over their use of such parts.

The Company has established 12 claims Division Service Offices in areas of major customer concentrations. The five Vehicle Inspection Centers, located in Los Angeles and Orange Counties, handle total losses, thefts and vehicles that are not driveable.

The Claims Services Division is responsible for subrogation and medical payment claims. The Company also maintains a Special Investigations Unit as required by the California State Insurance Code, which investigates suspected fraudulent claims. The Company believes its efforts in this area have been responsible for saving several million dollars annually.

The Company utilizes internal legal staff to handle most aspects of claims litigation. These attorneys handle approximately 75% of all lawsuits against its policyholders. Suits directly against the Company and those, which may involve a conflict of interest, are assigned to outside counsel.

GROWTH AND PROFITABILITY OBJECTIVES
The Company has stated that its long-term goal is to build an organization that consistently produces a 96% GAAP combined ratio, or better, and at least 15% annual growth in direct written premiums. The Company has only met both of these goals in the same year twice: 1980 and 1981. The Company came closer to meeting both goals in the last half of 2002 for its personal automobile lines. To achieve these goals, the Company has undertaken many steps since 1999 including:

-    Restored pricing and underwriting discipline.
- Successfully restarted active advertising for new customers and introduced product innovations to spur growth and profitability.
- Launched numerous initiatives to lower per unit costs throughout the Company's infrastructure while holding the line on fixed expenses.

Although new customers generally have higher aggregate loss ratios, their loss experience tends to improve over time. The Company believes it can significantly increase premium volume without incurring significantly higher fixed costs while continuing to lower per unit costs in its variable expense operations. Thus, assuming a responsible regulatory climate, the goal of a 96% combined ratio should be achievable consistently despite the higher loss ratio often associated with new customers. However, it must be noted that the personal lines insurance business is, as a regulated industry, exposed to legislative, judicial, political and regulatory action in addition to the normal business forces of competition between companies and the choices of consumers.

AGGREGATE EXPENSE RATIO - PERSONAL AUTO LINES
The Company believes a competitive advantage can be achieved by operating more efficiently than its competition. One measure of relative efficiency is the "aggregate expense ratio" - defined as the sum of incurred loss adjustment expenses and underwriting expenses, divided by gross premiums written. This aggregate expense ratio removes many of the inconsistencies in how different companies classify their expenses.

The following table presents aggregate expense ratio information extracted from statutory filings by A.M. Best for the top ten California personal automobile insurance companies for 1997 through 2001, the most recent data available.

                                   Statutory Aggregate Expense Ratio
                                   ---------------------------------
Years Ended December 31,           2001   2000   1999   1998   1997
--------------------------------------------------------------------
21ST CENTURY INSURANCE GROUP       33.5%  31.3%  30.1%  27.1%  22.8%
California State Auto Association  39.8   43.6   28.9   35.7   32.1
State Farm                         38.4   41.3   40.3   38.1   34.1
Mercury                            38.0   38.8   38.6   37.9   37.6
Progressive                        37.1   35.4   33.4   35.0   33.7
Allstate                           36.9   39.8   39.2   39.2   39.0
Farmers                            35.8   35.2   33.6   35.2   34.4
Auto Club of Southern California   32.0   32.6   34.0   35.4   32.6
USAA                               28.0   30.7   34.1   29.5   26.2
GEICO                              24.4   27.0   29.0   27.6   24.2

The Company's aggregate expense ratio for the auto lines in 2002 was 33.2%. In 2002, the capacity of the Company's new business call center was doubled, enabling the Company to handle a record volume of new business throughout the year. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas. The increases in the Company's ratio from 1997 through 2001 were primarily due to the cumulative 23% decrease in rate level in California from 1996 to 1999, and increases in data processing, depreciation and advertising expenditures.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The cost to settle a customer's claim is comprised of two major components: losses and loss adjustment expenses.

Losses in connection with third party coverages represent damages as a result of an insured's acts that result in property damage or bodily injury. First party losses involve damage or injury to the insured's property or person. In either case, the ultimate cost of the loss is not always immediately known and may develop higher or lower than initial estimates over time. When establishing initial and subsequent estimates, the amount of loss is reduced for salvage (e.g., proceeds from the disposal of the wrecked automobile) and subrogation (e.g., proceeds from another party who is fully or partially liable, such as the insurer of the driver who caused the accident involving one of the Company's customers).

Loss adjustment expenses ("LAE") represent the costs of adjusting, investigating and settling the loss, most of which comprise the cost of the Company's claim department, external inspection services, and internal and external legal counsel. Because staff areas such as human resources, finance, and information technology support the Company's overall operations, a portion of their operational costs are also allocated to LAE.

Accounting for losses and LAE is highly subjective because these costs must be estimated, often weeks, months or even years in advance of when the payments actually are made to claimants, attorneys, claims personnel and others involved in the claims settlement process. At the time of sale of an auto policy, for example, the number of claims that will happen is unknown, and so is the ultimate amount it will take to settle them.

Accounting principles require insurers to record estimates for loss and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires the Company to estimate both the number of accidents that may have occurred (called "frequency") and the ultimate amount of loss and LAE (called "severity") related to each accident. The Company employs experts called "actuaries" who are professionally trained and certified in the process of establishing estimates for frequency and severity. From time to time, actuarial experts from outside firms are engaged to review the work of the Company's actuaries.

Estimating the Frequency of Auto Accidents. By studying the historical lag between the actual date of loss and the date the accident is reported by the customer to the claims department, the Company's actuaries can make a reasonable, yet never perfect, estimate for the number of claims that ultimately will be reported for a given period. This measurement is often referred to as frequency. The difference between the estimated ultimate number of claims that will be made and the number that have actually been reported in any given period is often referred to as "IBNR (incurred but not reported) claims".

For example, when estimating the frequency of accidents, history has shown that approximately 95% of property damage claims and 81% of liability claims are reported by year-end. Accordingly, in this illustration, the Company's actuaries add an estimated 5% to the number of property damage claims and 19% to the number of liability claims to provide for incurred but not reported ("IBNR") claims.

When making estimates of frequency, the Company's actuaries reviewed historical trends, noticing that there has been a slight decrease since 1999. For example, the Company's actuaries noted that about 11.9% of California vehicles had a collision-related accident in 2000, which declined to approximately 11.8% in 2001 and they are estimating 11.7% will have an accident in 2002. For bodily injury claims, the actuaries saw 3.328% in 2000, 3.168% in 2001 and are estimating 3.175% in 2002. These slight declines in frequency are believed to be attributable mainly to relatively dry weather in California beginning in 2001 and throughout 2002.

In making these estimates, a fundamental assumption is that past events are representative indicators of future outcomes. These estimates are also highly sensitive. For example, in the above illustration, if the actuaries had picked 11.9% for 2002 collision frequency, the Company would have reported additional pre-tax loss expense of $3.3 million.

Homeowner and Earthquake Frequency. The Company's remaining homeowner exposures are mainly fully reinsured although the Company has exposure on claims that might develop from 2000 and 2001 as well as from before July of 1996. However, the homeowner line is considered to be a relatively short-tailed line and few IBNR claims are expected.

By contrast, general liability commercial lines claims counts may take seven, ten or more years to fully develop, and coverages such as asbestos and environmental liability may involve discovery periods of twenty or thirty years. The Company does not have any such long-tailed exposures.

However, California Senate Bill 1899(1) ("SB 1899") allowed insureds in 2001 to report 1994 Northridge Earthquake claims the Company believes were previously barred by the statute of limitations. SB 1899 is an egregious example of an event that no reasonable actuary or other insurance professional would have forecast or have even considered as possible seven years earlier in 1994. However, when the law took effect and the number of claims became reasonably estimable, the Company recorded an estimate for these claims as if they were a 1994 event (when the earthquake occurred) rather than as a 2001 event (when the new law was effective)(2). While the number of true "SB 1899" claims should be a fixed number, the Company continues to receive new Northridge Earthquake claims based on alternative legal theories. These claims are included in the Company's reserve estimates and are handled similarly to true SB 1899 claims.

Estimating the Severity of Auto Claims. Adjusters in the Company's claim department establish loss estimates for individual claims based upon various factors such as the extent of the injuries, property damage sustained, and the age of the claim. The Company's actuaries review these estimates, giving consideration to the adjusters' historical ability to accurately estimate the ultimate claim and length of time it will take to settle the claim. Generally, the longer it takes to settle a claim, the higher the ultimate claim cost. The ultimate amount of the loss is considered the "severity" of the claim. In addition, the actuaries estimate the severity of the IBNR claims.

The severities are estimated by the Company's actuaries each quarter based on historical studies of average claim payments and the patterns of how the claims were paid.

Returning to the above collision example, the Company's actuaries estimate that the average incurred claim severity for collision coverage in the 2002 accident year was $2,467, versus $2,394 in 2001 and $2,295 in 2000. This suggests that average collision claim costs rose about 3.0% in 2002 and 4.1% in 2001. With actual price inflation for repairs and parts running somewhat higher than either of those figures, the better performance by the Company reflects the care and attention it pays to claims handling and in particular to its Direct Repair Program (DRP) which offers superior quality to customers at a lower overall cost, and its salvage and subrogation methods.

Average severity for the BI coverage in California was $4,416 in 2002, $4,417 in 2001 and $4,374 in 2000. While medical inflation is inherently increasing BI severities, there is a trend


---------------
1 See further discussion in Item 7 under the caption Underwriting Results - Homeowner and Earthquake Lines in Runoff and all Other.
2 After discussion with legal counsel, the Company has concluded that providing certain details, such as the total number of SB 1899 claims and average claim amounts, would likely prejudice the claims settlement process to the Company's detriment.

where the level of loss is decreasing in California. Actuaries generally believe the improvements in automobile safety, more rational jury awards, and drought-like conditions are moderating the increase in BI severities.

Again, the fundamental assumption used in making these estimates is that past events are reliable indicators of future outcomes. History, unfortunately, has a way of thwarting even the most strongly held expectations. For example, in the above illustration, if the actuaries would have selected a BI severity that increased the same from 2001 to 2002 as it did from 2000 to 2001, the Company would have reported additional pre-tax loss expense of $1.8 million in 2002.

Earthquake Severity. A necessarily more subjective process is used to estimate earthquake losses arising out of SB 1899 due to the fact that they cannot be determined with traditional actuarial methods that rely on credible historical or industry data, neither of which are available in regard to this event. Because a large number of these claims are being asserted through litigation, the ultimate amounts will depend on many factors including whether the claim is settled before entering the pre-trial stage, during pre-trial proceedings, or requires a full trial to resolve. Future judicial decisions, jury verdicts and settlements may affect the cost of resolution of remaining cases, both positively and negatively. These and many other earthquake claim litigation factors (see below and Note 16 of the Notes to Consolidated Financial Statements) are difficult to predict based on past events and thus assumptions and estimates are more likely to be subject to modification in the future.

More than two-thirds of the Company's remaining earthquake claims are in litigation. Many suits seek extracontractual and punitive damages as well as contractual damages far in excess of the Company's estimates. The Company cannot estimate and, therefore, has not established a reserve for potential extracontractual or punitive damages, or for damages in excess of estimates the Company believes are correct and reasonable. It denies liability for any such alleged damages. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate, and damages in excess of the Company's reasonable estimates could be material in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation.

The average costs and ranges for Earthquake settlements and verdicts vary widely. For example, the Company recently had one claim with a plaintiff's estimate of $200,000 settle for $500 on the courthouse steps; however, before SB 1899, the Company had one earthquake trial that required more than $1 million in defense costs. Many lawsuits contain multiple claimants that courts may or may not sever for trial. Thus, the Company faces the prospects of mass trials as well as numerous individual trials, each with different potential costs and litigation risks. The Company may also seek to settle groups of litigated claims represented by a single attorney or law firm as a means of efficiently resolving cases without incurring substantial attorneys' fees defending multiple lawsuits. The discovery process is not yet underway for the majority of these cases, and it is difficult to estimate litigation costs at this stage of the process since the level (and hence cost) of discovery is not entirely within the Company's control and it depends on the litigation strategy plaintiffs' counsel may employ as well as other factors (see discussion in Note 16 to the Notes to Consolidated Financial Statements). These strategies are expected to vary by plaintiff attorney and firm. The Company's reserve estimate for legal defense costs assumes that the Company will be successful in settlement of the vast majority of its earthquake litigation before trial.

Meanwhile, events such as the Company's recent fraud suit brought against a public adjuster, Unlimited Adjusting Company (1) ("Unlimited Adjusting"), could have a favorable impact on future settlements with claimants represented by Unlimited Adjusting. Approximately 20% of the pending claims are or have been represented by Unlimited Adjusting.


---------------
1 For more information on this suit, please see the Company's press release dated December 17, 2002, available on the Company's web site, www.21st.com.

Loss and Reserve Development. Management believes that, given the inherent variability in the estimates, the Company's reserves are within a reasonable and acceptable range of adequacy(1). However, because reserve estimates are necessarily subject to the outcome of future events, changes in estimates are unavoidable in the property and casualty insurance business. These changes sometimes are referred to as "loss development" or "reserve development."

Quarterly, the Company's actuaries prepare a new evaluation of loss and LAE indications by accident year, and the Company assesses whether there is a need to adjust reserve estimates pertaining to previous accounting periods. As claims are reported and settled and as other new information becomes available, changes in estimates are made and are included in earnings of the period of the change.

The changes in prior accident year estimates recorded in each of the past five years, net of applicable reinsurance, are summarized below (in thousands)(2):

For the years ended December 31,   2002      2001     2000      1999       1998
----------------------------------------------------------------------------------
Personal auto                     $16,200  $ 45,742  $42,178  $(14,239)  $(39,476)
Homeowner and Earthquake           56,158    72,265    2,845     5,543     43,099
----------------------------------------------------------------------------------
                                  $72,358  $118,007  $45,023  $ (8,696)  $  3,623
----------------------------------------------------------------------------------

To understand these changes, it is useful to put them in the context of the cumulative reserve development experienced by the Company over a longer time frame. The tables on the following pages present the development of loss and LAE reserves for the personal auto lines (Table 1) and for the homeowner and earthquake lines in runoff (Table 2), for the years 1992 through 2002. The figures in both tables are shown gross of reinsurance.

The top line of each table shows the reserves at the balance sheet date for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year-ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves. Each amount in the tables includes the effects of all changes in amounts for prior periods. The tables do not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the table. A detailed discussion of loss reserve development follows the tables.


---------------
1 For a discussion of the reserve ranges considered by management at December 31, 2002, see discussion under Financial Condition.
2 Positive numbers represent increases in loss and LAE expense, while negative numbers represent decreases.

-----------------------------------------------------------------------------------------------------------------------------
TABLE 1 - Auto Lines as of December 31,

(Amounts in thousands, except claims)           1992      1993      1994      1995      1996      1997      1998      1999
-----------------------------------------------------------------------------------------------------------------------------
RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                            $515,719  $525,892  $552,872  $506,747  $468,257  $403,263  $329,021  $261,990
PAID (CUMULATIVE) AS OF:
  One year later                               308,211   319,938   329,305   318,273   260,287   253,528   247,317   242,579
  Two years later                              374,583   393,731   403,462   392,420   336,538   319,064   307,797   311,659
  Three years later                            395,034   410,808   429,595   416,541   354,854   333,349   324,778   324,740
  Four years later                             400,230   422,640   435,795   422,393   357,913   340,907   326,932
  Five years later                             401,590   425,021   437,041   423,429   363,068   341,446
  Six years later                              402,812   425,397   437,052   427,723   362,824
  Seven years later                            402,736   425,041   437,015   427,355
  Eight years later                            402,415   424,982   436,737
  Nine years later                             402,397   424,745
  Ten years later                              402,210

RESERVES RE-ESTIMATED AS OF:

  One year later                               470,729   451,054   465,934   440,158   365,566   359,262   313,192   309,953
  Two years later                              412,299   429,602   438,672   424,091   366,858   337,258   321,711   340,914
  Three years later                            405,696   418,576   439,125   425,404   359,925   335,246   341,695   328,190
  Four years later                             402,110   424,630   438,895   424,643   357,607   355,605   326,506
  Five years later                             401,862   425,880   436,397   422,389   377,414   340,537
  Six years later                              402,671   424,475   435,878   442,024   361,980
  Seven years later                            402,074   424,188   451,478   426,719
  Eight years later                            401,864   424,603   448,972
  Nine years later                             401,978   424,435
  Ten years later                              402,001
-----------------------------------------------------------------------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                       $113,718  $101,457  $103,900  $ 80,028  $106,277  $ 62,726  $  2,515  $(66,200)
-----------------------------------------------------------------------------------------------------------------------------

Supplemental Auto Claims Data:

Claims reported during the year for CA only    291,720   315,558   352,182   324,143   294,615   279,211   295,905   307,403

Claims pending at year-end for CA only          59,178    62,892    70,717    63,142    58,172    55,738    56,739    57,134
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------
TABLE 1 - Auto Lines as of December 31,

(Amounts in thousands, except claims)           2000       2001       2002
-----------------------------------------------------------------------------
RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                            $286,057   $301,985   $333,113
PAID (CUMULATIVE) AS OF:
  One year later                               268,515    239,099
  Two years later                              332,979
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

RESERVES RE-ESTIMATED AS OF:

  One year later                               352,709    323,791
  Two years later                              354,720
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
------------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                       $(68,663)  $(21,806)
------------------------------------------------------------------

Supplemental Auto Claims Data:

Claims reported during the year for CA only    323,395    298,417    293,955

Claims pending at year-end for CA only          54,760     50,365     51,488
-----------------------------------------------------------------------------

See Notes 8 and 16 of the Notes to Consolidated Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
TABLE 2 - Homeowner and Earthquake
Lines in Runoff as of December 31,
(Amounts in thousands)                     1992     1993       1994        1995        1996        1997        1998        1999
----------------------------------------------------------------------------------------------------------------------------------
RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                        $38,822  $51,598  $ 203,371   $  78,087   $  75,272   $  34,624   $  52,982   $  14,258
PAID (CUMULATIVE) AS OF:
  One year later                           19,982   26,936    193,887      55,738      75,100      30,232      48,848      13,103
  Two years later                          29,560   34,717    236,406     119,211     100,296      74,127      58,281      37,404
  Three years later                        33,333   37,052    295,768     139,792     142,850      82,974      81,887      83,985
  Four years later                         34,629   39,504    314,225     180,799     151,342     106,274     128,266
  Five years later                         36,041   40,550    354,324     188,987     174,513     152,592
  Six years later                          36,747   41,217    362,379     211,771     220,805
  Seven years later                        36,928   42,318    385,161     257,839
  Eight years later                        37,391   42,339    431,154
  Nine years later                         37,399   42,455
  Ten years later                          37,403

RESERVES RE-ESTIMATED AS OF:

  One year later                           36,549   41,685    253,775     116,741     101,903      77,445      58,582      18,024
  Two years later                          36,401   40,189    290,526     142,071     145,635      82,716      61,393      72,546
  Three years later                        35,740   39,657    316,256     182,616     150,434      85,519     116,429     125,089
  Four years later                         35,788   41,025    355,690     186,631     153,521     140,532     169,157
  Five years later                         36,758   41,205    359,084     190,334     208,533     193,375
  Six years later                          37,044   41,586    363,260     245,267     261,389
  Seven years later                        37,084   42,599    418,407     298,161
  Eight years later                        37,556   42,450    458,640
  Nine years later                         37,608   42,524
  Ten years later                          37,446
----------------------------------------------------------------------------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                   $ 1,376  $ 9,074  $(255,269)  $(220,074)  $(186,117)  $(158,751)  $(116,175)  $(110,831)
----------------------------------------------------------------------------------------------------------------------------------



(Amounts in thousands)                       2000       2001      2002
------------------------------------------------------------------------
RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                        $  12,379   $ 47,305   $50,896
PAID (CUMULATIVE) AS OF:
  One year later                             30,706     58,274
  Two years later                            78,647
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

RESERVES RE-ESTIMATED AS OF:

  One year later                             68,245    103,470
  Two years later                           121,176
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
---------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                   $(108,797)  $(56,165)
---------------------------------------------------------------

See Notes 8 and 16 of the Notes to Consolidated Financial Statements

Auto Lines Reserve Development. As shown in the ten-year development table, the Company's auto lines historically were over-reserved prior to 1999 and have exhibited adverse development for 1999, 2000 and 2001. The period from 1993 to 1999 was quite unusual in that, during that time, the Company experienced declining frequencies and declining severities in its auto line. As Table 1 shows, management did not immediately have confidence in these declining trends and did not immediately lower their reserve estimates.

Much of the decline in trend occurred between 1996 and 1998 because of moderation in health care costs due to greater use of HMO's and laws that were enacted in California that limited the ability of uninsured motorists and drunk drivers to collect non-economic damages. During 1999, the Company assumed that the past trend of declining frequencies and severities would continue. However, in retrospect, it can now be seen that the favorable decline in trends ended and loss costs began to increase. In 2000, the Company continued to underestimate loss severity primarily because of what then seemed to be an acceleration in the pattern of claims payments and the uncertainty inherent in identifying a change in multi-year patterns. In 2001, the Company experienced significant, unexpected development in its uninsured motorist coverage while the actuarial evaluation ranges for most prior accident years were adjusted upward as more data became available. The changes in injury trends affected the entire California market and occurred, to a greater or lesser degree, in virtually every state in the country.

During 2002 and 2001, the Company improved the quality and timeliness of the data available to make initial estimates and periodic changes in estimates and has dedicated more resources to better understand the underlying drivers of the changes in frequency and severity trends as they begin emerging. Management believes the decline in the need for recognition of adverse development in 2002 due to prior accident years for the personal auto lines evidences substantial improvement in the accuracy of its estimation processes. Historically, 21st Century actuaries have not projected a range around the carried loss reserves. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management selects the carried reserve after carefully reviewing the appropriateness of the underlying assumptions.

Homeowner and Earthquake Lines in Runoff. In Table 2, substantially all of the indicated development relates to the earthquake line. Changes relating to the homeowner line, which went into runoff mode in January 2002, are not significant for any of the years shown.

In September 2000, the State of California enacted Senate Bill 1899 ("SB 1899"), a law that affected the entire homeowners insurance industry in California, by allowing earthquake claims barred by contract and the statute of limitations arising from the January 17, 1994, Northridge Earthquake to be reopened during calendar year 2001. This statute is commonly referred to as SB 1899. The Company considers this an unprecedented and unforeseeable violation of its contract rights as guaranteed by Article 1 of Constitution of the United States. In Table 2, the losses created by SB 1899 have been treated as an accident year 1994 event, since they related to the 1994 earthquake, even though the law permitting the claims to be made was not enacted until 2000 and not effective until January 2001. Because of this treatment, Table 2 gives the appearance that the Company's 1994 estimates continue to be wrong. This is not the case, because it was not possible to foresee in 1994 that an unprecedented new law would be effective in 2001, which would reopen these claims.

SB 1899 allowed a one-year window (calendar year 2001) for claimants to bring additional insurance claims and legal actions allegedly arising out of the January 17, 1994, Northridge Earthquake. Prior to the enactment of this law, such claims were considered by previously applicable law to be fully barred, or settled and closed. Any additional legal actions with respect to such claims were barred under the policy contracts, settlement agreements, and/or applicable statutes of limitation. As a result of the enactment of this unprecedented legislation, claimants asserted additional claims against the Company allegedly related to damages that occurred in the 1994 earthquake but which were now being reported seven years later in 2001. Plaintiff attorneys and public adjusters conducted extensive advertising campaigns to solicit claimants. Hundreds of claims were filed in the final days and hours before the December 31st deadline. During 2001, the Company recorded an additional $70 million of pre-tax losses related to the 1994 earthquake, including $50 million in the fourth quarter of 2001 to cover the indemnity and inspection portion of the claims. The Company lacked sufficient information to record a reasonable estimate of the related legal defense costs until the third quarter of 2002, at which time an additional provision of $46.9 million was recorded. In the first two quarters of 2002, an additional $11.9 million of legal defense costs were expensed as they were paid.

Prior to the passage of SB 1899, the Company recorded significant changes in estimates relating to the 1994 Northridge Earthquake: $57 million in 1995, $40 million in 1996, $25 million in 1997 and $40 million in 1998. Those changes were recorded; as new information became available indicating that previous estimates were insufficient. Smaller earthquake provisions were recorded in 1999 and 2000 as the number of cases dropped to a few remaining lawsuits. By the end of 2000, before SB 1899 became effective in January 2001, approximately 50 earthquake claims out of an initial 35,000 homeowner earthquake claims remained to be resolved, and fewer than 50 were in litigation.

Management has reviewed the adequacy of the remaining SB 1899 reserves at the end of 2002. Based on that review, no further provisions were deemed to be required as of December 31, 2002. The Company continues to caution that the recorded estimates for earthquake loss and loss adjustment reserves resulting from SB 1899 are subject to a greater than normal degree of uncertainty for a variety of reasons.

First, determining in 2001 and subsequently whether alleged damage was caused or exacerbated by a 1994 earthquake is inherently difficult. Company experts and experts representing claimants could have materially different views of both causation and the necessity and cost of a particular method of repair. The purpose of the one-year time period in the policy is precisely to avoid the problems inherent in attempting to adjust property damage claims after substantial time has elapsed and subsequent events have occurred, such as additional earthquakes, normal settling and cracking, poor maintenance, etc. In the event of a difference of opinion, an expensive mediation or litigation process is needed to obtain resolution. Results from this process, particularly if trial by jury is involved, are subject to a wide range of possible outcomes.

Second, Company adjusters have frequently been prevented from taking recorded statements or examinations under oath of claimants. In many instances, subsequent statements allow adjusters to materially reduce their estimates. It is possible that the litigation discovery process might provide similar results for SB 1899 claims. Similarly, the Company's actions against alleged fraudulent claimants, adjusters, or attorneys, such as the action against Unlimited Adjusting, could favorably impact reserves if claims are proven fraudulent.

Third, more than two-thirds of the Company's remaining earthquake claims are in litigation. Many suits seek extracontractual and punitive damages as well as contractual damages far in excess of the Company's estimates; the Company views such outcomes as being remote. Therefore, a reserve for potential extracontractual or punitive damages has not been established. Extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. In addition, the Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation.

Fourth, additional Northridge Earthquake claims have been filed in 2002 outside of the reporting window established by SB 1899. The Company currently has approximately 40 such claims that are apparently based on alternative legal theories. Thus, the Company could continue to receive additional Northridge Earthquake claims in the future that may require additional reserves.

Finally, actual expenses for legal defense costs are susceptible to a wide range of outcomes depending on a variety of factors including plaintiff strategies, future judicial decisions, the percentage of cases which settle, and the period of time cases remain outstanding before settlement. The possibility of reaching mass settlements of cases with particular attorneys or law firms presents the opportunity to substantially reduce estimates for legal defense costs. On the other hand, the inability to settle a substantial majority of cases for reasonable amounts would materially increase amounts needed for legal defense costs.

COMPETITION
The personal automobile insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of which operate in a number of states and offer a wider variety of products than the Company. Several of these competitors are larger and have greater financial resources than the Company on a stand-alone basis. Based on direct premiums written for 2001 (latest publicly available information), the Company is the seventh largest writer of private passenger automobile insurance in California. The Company's main competition comes from other major writers who concentrate on the good driver market.

Market shares in California of the top ten writers of personal automobile insurance, based on direct premiums written per A.M. Best, for the past five years were as follows:

December 31,                        2001   2000   1999   1998   1997
--------------------------------------------------------------------
21ST CENTURY INSURANCE GROUP          6%     6%     6%     6%     6%
State Farm                           13     13     14     15     16
Farmers                              12     13     14     15     15
Allstate                             11     10      9      8      8
California State Auto Association    10     10     10     10     11
Auto Club of Southern California      9      9      9      8      7
Mercury                               8      8      8      7      7
USAA                                  3      3      3      3      3
GEICO                                 3      3      2      2      1
Progressive                           2      2      3      2      2

REINSURANCE
A reinsurance transaction occurs when an insurer transfers or cedes a portion of its exposure to a reinsurer for a premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer for the ceded portion of the risk. The Company periodically monitors the continuing appropriateness of its reinsurance arrangements to determine that its retention levels are reasonable and that its reinsurers are financially sound, able to meet their obligations under the agreements and that the contracts are competitively priced.

The majority of the Company's cessions are with AIG subsidiaries, which have earned A.M. Best's highest financial rating of A++. The A.M. Best financial ratings of the Company's other reinsurers range from A- to A+. The Company's reinsurance arrangements are discussed in more detail in Note 9 of the Notes to Consolidated Financial Statements.

The Company's net retention of insurance risk after reinsurance for 2003(1) and the preceding five years is summarized below:

                                       Contracts Incepting During
                               ------------------------------------------
                               2003     2002    2001   2000   1999   1998
-------------------------------------------------------------------------
Auto and motorcycle lines       100%     97%(2)  94%    92%    90%    90%
Personal umbrella policies(3)    10      10      16     37     36     36
Homeowner line in runoff          0       0      94     92      0      0

The Company also has catastrophe reinsurance agreements relating to the auto line with Endurance Specialty Insurance Ltd., Folksamerica Reinsurance Company and Transatlantic Reinsurance Company, which reinsure any covered events up to $30.0 million in excess of $15.0 million.

STATE REGULATION OF INSURANCE COMPANIES
Insurance companies are subject to regulation and supervision by the insurance departments of the various states. The insurance departments have broad regulatory, supervisory and administrative powers, such as:

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

Currently, the California Department of Insurance ("CDI") has primary regulatory jurisdiction over the Company, including prior approval of premium rates. The CDI typically conducts a financial examination of the Company's affairs every three years. The most recently completed triennial examination, for the three years ended December 31, 1999, did not require the Company to restate its 1999 statutory financial statements. In general, the current regulatory requirements in the other states in which the Company is a licensed insurer are no more stringent than in California.


In addition to regulation by the CDI, the Company and the personal lines insurance business in general are also subject to legislative, judicial and political action in addition to the normal business forces of competition between companies and the choices of consumers.


---------------
1 Based on programs currently in place, the Company does not expect these retention levels to change during 2003.
2 Effective September 1, 2002, the Company entered into an agreement to cancel future cessions under its quota share with AIG. The treaty would have ceded 4% of premiums for the auto and motorcycle lines to AIG in the remainder of 2002 and would have declined to 2% in 2003. After September 1, 2002, 100% of auto and motorcycle premiums are retained by the Company.
3 Personal umbrella coverage is only available to the Company's auto customers. Approximately 1% of the auto customers have umbrella coverage.

To the Company's knowledge, no new laws were enacted in 2002 by any state in which the Company does business that are expected to have a material impact on the auto insurance industry. However, under the preceding Insurance Commissioner, the State of California began hearings for the purpose of implementing generic rating factors in connection with the Commissioner's authority to approve insurance rates, including the rating of auto insurance. The draft regulations made public by the CDI focus on restricting an insurer's rate of return rather than on the price charged by the insurer to the consumer. The Company believes adverse regulations could negatively affect the Company's profitability.

HOLDING COMPANY REGULATION
The Company's subsidiaries are also subject to regulation by the CDI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Many transactions defined to be of an "extraordinary" nature may not be effected without the prior approval of the CDI. In addition, there are limits on the subsidiaries' dividend paying capacity. An extraordinary transaction includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurance company's policyholders' surplus as of the preceding December 31 or (ii) the insurance company's statutory net income for the preceding calendar year. The California code further provides that property and casualty insurers may pay dividends only from unassigned surplus.

The insurance subsidiaries currently have $21.6 million of statutory unassigned surplus that could be paid as dividends to the parent company without prior written approval from insurance regulatory authorities in 2003. However, given the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries (see further discussion in Item 3 of this report and Note 14 of the Notes to Consolidated Financial Statements), it is unlikely that the Company's insurance subsidiaries will make any dividend payments to the parent in 2003. There is no assurance that the related tax issue will be favorably resolved in the near term, in which case the Company faces the prospect of raising additional capital at the holding company level, cutting or ceasing dividends to stockholders, or having to pay the additional tax on dividends from the insurance company to the holding company.

Cash and investments at the holding company were $7.0 million at December 31, 2002, compared to $52.8 million at December 31, 2001. The decline in the parent's cash and investments is primarily due to the payment of dividends and the repayments of intercompany balances. On December 19, 2002, the Company declared a $1.7 million dividend to stockholders of record on December 30, 2002, which was paid January 17, 2003. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth and other corporate objectives.

EFFECTS OF EVENTS OF SEPTEMBER 11, 2001
The Company has no direct exposure from the events of September 11, 2001. However, some of the Company's reinsurers do have such exposure, which could impact their ability to meet their obligations to the Company. Based on information received from its reinsurers, the Company does not consider any of its reinsurance recoverables to be of doubtful collectibility.

NON-VOLUNTARY BUSINESS
Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. As of December 31, 2002, the number of assigned risk insured vehicles was 2,436 compared to 1,750 at the end of 2001. The CAARP assignments have historically produced underwriting losses. As of December 31, 2002, this business represented less than 1% of the Company's total direct premiums written, and the underwriting losses were $0.5 million in 2002, $0.7 million in 2001 and $0.7 million in 2000.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan ("FAIR Plan"). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowner direct premiums written in the state. The Company's FAIR Plan underwriting results for 2002, 2001 and 2000 were immaterial. However, a major shortfall in FAIR Plan operations, such as might be caused by a catastrophe, could result in an increase in costs. Participation in the current year FAIR Plan operations is based on the pool from two years prior. Since the Company ceased writing direct homeowners business in 2002, the Company will continue to receive assignments in the calendar year 2003 and 2004.

EMPLOYEES
The Company had approximately 2,600 full and part-time employees at December 31, 2002. The Company provides medical, pension and 401(k) savings plan benefits to eligible employees, according to the provisions of each plan. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

The Company leases approximately 400,000 square feet of office space for its headquarters facilities, which are located in Woodland Hills, California. The lease term expires in February 2015, and the lease may be renewed for two consecutive five-year periods.

The Company also leases office space in 14 other locations, of which 9 locations are in California primarily for claims-related employees. The Company anticipates no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The leaseback transaction has been accounted for as a capital lease. For a summary of the Company's lease obligations, see discussion under Item 7 of this report and Notes 7 and 11 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claim and insurance policy issues, both on individual policy files and by class actions seeking to attack the use of various databases, vendors and claims practices generally. Many suits seek generally unspecified extracontractual and punitive damages as well as contractual damages far in excess of the Company's estimates. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits. It denies liability for any such alleged damages and believes that it has a number of valid defenses to the litigation. The Company has not established reserves for potential extracontractual or punitive damages, or for damages in excess of estimates the Company believes are correct and reasonable. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation. Other than possibly for the contingencies discussed below, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows.

On December 9, 2002, the Company commenced an arbitration proceeding against Computer Sciences Corporation ("CSC") arising out of CSC's obligation to provide insurance company information technology software and other software programs to the Company. CSC has filed a counterclaim in the proceeding. In the third quarter of 2002, the Company wrote off $37.2 million of its investment in CSC software. The arbitration will be conducted by the American Arbitration Association.

Bryan Speck, individually, and on behalf of others similarly situated v. 21st
-----------------------------------------------------------------------------
Century Insurance Company, 21st Century Casualty Company, and 21st Century
--------------------------------------------------------------------------
Insurance Group, was filed on June 20, 2002 in Los Angeles Superior Court.  The
---------------
plaintiff seeks national class action certification, injunctive relief, and
unspecified actual and punitive damages.   The complaint contends that 21st
Century uses "biased" software in determining the value of total-loss automobiles. The plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures. 21st Century and other carriers allegedly subscribe to the programs to unfairly reduce claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. 21st Century intends to vigorously defend the suit with other defendants in the coordinated proceedings.

Thomas Theis, on his own behalf and on behalf of all others similarly situated
------------------------------------------------------------------------------
v. 21st Century Insurance, was filed on June 17, 2002 in Los Angeles Superior
-------------------------
Court. Plaintiff seeks national class action certification, injunctive relief and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, 21st Century uses a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area. The plaintiff alleges that the adjusted amount is "predetermined" and "biased," creating an unfair pretext for reducing claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. 21st Century intends to vigorously defend the suit with other defendants in the coordinated proceedings.

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People of the State of California ex rel. Bill Lockyer, Attorney General et al. The court determined that the Company's April 21, 1999, settlement with the California Department of Insurance ("CDI") with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the CDI to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The CDI has appealed the ruling.

SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's first constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court refused to hear the Company's case (see Note 16 of the Notes to Consolidated Financial Statements). A subsidiary of the Company, 21st Century Casualty Company, filed a new challenge to the constitutionality of SB 1899 on February 13, 2003. The viability of this case is being reviewed as a result of a subsequent Ninth Circuit Court of Appeals decision. The Company currently has lawsuits pending against it in connection with claims under SB 1899; many of these lawsuits have multiple plaintiffs. Damages in excess of the Company's reasonable estimates for these claims could be material individually or in the aggregate.

The Company has filed a civil complaint against California-based Unlimited Adjusting Company ("Unlimited") and its principal Jung Ho Park ("John Park"). The suit alleges Unlimited and John Park illegally induced insureds into filing additional unnecessary and fraudulent claims with the

Company stemming from the 1994 Northridge Earthquake. The Company is ultimately seeking up to $10 million in compensatory damages.

In December of 2000, a statute that allowed a tax deduction for the dividends received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board ("FTB") has decided to take the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

The amount of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay, are subject to a wide range of estimates because so many ostensibly long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts. In the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. The range of possible loss, net of federal tax benefit, ranges from close to zero to approximately $20.8 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company believes it has adequately provided for this contingency.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  PRICE RANGE OF COMMON STOCK

The following table sets forth the high and low bid prices for the common stock for the indicated periods.

                     2002            2001
                 HIGH    LOW     High    Low
----------------------------------------------
Fourth Quarter  $14.24  $ 9.60  $19.45  $14.43
Third Quarter    19.67    9.15   19.33   16.20
Second Quarter   21.80   17.70   18.44   15.99
First Quarter    19.50   15.82   18.66   13.26


(b)  HOLDERS OF COMMON STOCK

The approximate number of holders of common stock on December 31, 2002 was 617.

(c)  DIVIDENDS

Quarterly dividends of $0.16 per share were paid for the first and second quarters of 2000. Dividends of $0.08 per share were paid from the third quarter of 2000 through the third quarter of 2002. The dividend for the fourth quarter of 2002 was lowered to $0.02 per share.

The Company's Board of Directors considers a variety of factors in determining the timing and amount of dividends. Accordingly, the Company's past history of dividend payments does not assure that future dividends will be paid.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2002, are derived from, or supplemental to, the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, are included in
Item 8 of this report.

All amounts set forth in the following tables are in thousands, except for ratios and per share data.

Years Ended December 31,        2002       2001       2000        1999        1998
-------------------------------------------------------------------------------------
PERSONAL AUTO LINES DATA
  Direct premiums written     $995,794   $898,862   $881,212   $ 855,783   $ 860,811
  Ceded premiums written(1)    (18,902)   (56,205)   (72,675)    (86,974)    (87,453)
-------------------------------------------------------------------------------------
  Net premiums written         976,892    842,657    808,537     768,809     773,358
  Net premiums earned          924,559    838,489    803,770     770,234     773,158
  Loss and LAE ratio(2)           82.9%      88.1%      90.8%       77.4%       74.8%
  Expense ratio - GAAP(3)         15.6       14.9       14.2        12.3        10.5
-------------------------------------------------------------------------------------
  Combined ratio(4)               98.5%     103.0%     105.0%       89.7%       85.3%
-------------------------------------------------------------------------------------

ALL LINES DATA
  Direct premiums written     $998,248   $929,315   $910,720   $ 880,531   $ 885,617
  Ceded premiums written(5)    (32,949)   (60,359)   (78,592)   (111,718)   (111,904)
-------------------------------------------------------------------------------------
  Net premiums written         965,299    868,956    832,128     768,813     773,713
  Net premiums earned          924,559    864,145    825,486     770,423     772,864
  Total revenues               981,295    914,078    869,762     832,681     870,650

  Loss and LAE ratio              89.4%      96.7%      90.8%       78.6%       81.0%
  Expense ratio - GAAP(3)         15.5       15.0       14.4        12.9        10.2
-------------------------------------------------------------------------------------
  Combined ratio(6)              104.9%     111.7%     105.2%       91.5%       91.2%
-------------------------------------------------------------------------------------

NET (LOSS) INCOME             $(12,256)  $(27,568)  $ 12,945   $  87,528   $ 101,072

(LOSS) EARNINGS PER SHARE
  Basic                       $  (0.14)  $  (0.32)  $   0.15   $    1.00   $    1.36
  Diluted                        (0.14)     (0.32)      0.15        1.00        1.19

DIVIDENDS DECLARED AND PAID       0.26       0.32       0.48        0.64        0.58

------------------------------
1 The decrease in premiums ceded from 1999 through 2002 was caused primarily by scheduled decreases in the AIG quota share program, which was terminated effective September 1, 2002.
2 The loss and LAE ratios for 2002 and 2001 have decreased primarily due to increases in net premiums earned and the favorable impact on claim frequency of drought conditions that have largely prevailed in southern California over the past 24 months.
3 The increase in the 2002 expense ratio is primarily due to increased acquisition costs in advertising and staffing. The increase in the expense ratio from 1998 to 2001 reflects higher depreciation charges due to investments in new technology and the effects of rate decreases taken in 1997 to 1999.
4 The combined ratio for the personal auto lines was impacted by the following items: $13.6 million of costs associated with workforce reductions and the settlement of litigation matters in 2001; Year 2000 remediation costs of $2.4 million in 1999 and $5.7 million in 1998; acceleration of restricted stock grants of $2.0 million in 1998; and unfavorable (favorable) prior accident year loss and LAE development of $16.2 million, $45.7 million, $42.2 million, $(14.2) million and $(39.5)
     million in 2002, 2001, 2000, 1999 and 1998, respectively.
5 In addition to the AIG cession discussed in Note 1 above, the Company's homeowners line was 100% reinsured in 1998, 1999 and 2002.
6 In addition to the effect of the items described in footnote 2 above, the combined ratio for all lines was impacted by underwriting losses from the homeowner and earthquake lines, which are in runoff, of $58.8 million in 2002, $77.6 million in 2001, $2.7 million in 2000, $13.1 million in 1999 and $45.5 million in 1998.

DECEMBER 31,                    2002        2001        2000        1999        1998
---------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total investments and cash   $1,030,478  $  884,633  $  920,327  $  988,578  $1,068,621
Total assets                  1,470,037   1,354,398   1,340,916   1,383,076   1,593,156
Unpaid losses and loss
  adjustment expenses           384,009     349,290     298,436     276,248     382,003
Unearned premiums               266,477     236,473     236,519     232,702     233,689
Debt(1)                          60,000           -           -      67,500     112,500
Total liabilities               814,429     695,092     620,355     662,239     807,554
Stockholders' equity            655,608     659,306     720,561     720,837     785,602
Book value per common
  share                            7.67        7.72        8.46        8.39        8.97
Statutory surplus(2)            397,381     393,119     475,640     581,440     600,654
Net premiums written to
  surplus ratio(3)                2.4:1       2.2:1       1.7:1       1.3:1       1.3:1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Investment-grade bonds comprised 99.9% of the fair value of the fixed-maturity portfolio at December 31, 2002. The Company has no investments in equity securities as of December 31, 2002. Of the Company's total investments at December 31, 2002, approximately 54.5% were invested in tax-exempt, fixed-income securities, compared to 80.2% at December 31, 2001. The Company has begun shifting its investment focus to investment-grade taxable bonds to accelerate the realization of the tax benefit of its net operating loss deduction (see Critical Accounting Policies - Deferred Income Taxes).

As of December 31, 2002, the pre-tax net unrealized gain on investments was $38.5 million compared to a pre-tax net unrealized loss of $1.5 million at December 31, 2001. This change is primarily due to declining market interest rates. The Company's policy is to investigate on a quarterly basis any investment for possible "other-than-temporary" impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances (see further discussion under Critical Accounting Policies - Investments).

Premiums receivable were $91.0 million at December 31, 2002, compared to $75.6 million at December 31, 2001, with the increase mainly attributable to growth in the Company's customer base and higher premium rates. Company policy is to write-off receivable balances when they become past due 180 days, and the Company historically has not considered an allowance for doubtful accounts to be necessary.

Prepaid reinsurance premiums and reinsurance payables were $1.9 million and $5.0 million at December 31, 2002, compared to $15.4 million and $13.0 million at December 31, 2001, respectively. The decline in balances is primarily due to the cancellation of the quota share treaty with AIG subsidiaries (see Note 9 to the Notes to Consolidated Financial Statements).

Increased advertising and other costs through December 31, 2002, associated with increased customer volume, contributed to an increase in deferred policy acquisitions costs (DPAC) of


------------------------------
1 Amount shown for 2002 is a capital lease obligation (see Note 7 of the Notes to Consolidated Financial Statements).
2 Amount shown for 2002 would be $343,661 were it not for the sale-leaseback transaction described in Note 7 of the Notes to Consolidated Financial Statements.
3 Amount shown for 2002 would be 2.8:1 were it not for the sale-leaseback transaction referred to above.

$15.6 million compared to the balance at December 31, 2001. The Company's DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

Leased property under capital lease and obligation under capital lease increased $53.7 million and $60.0 million, respectively, as a result of a sale-leaseback transaction the Company entered in December 2002 (see Note 7 to the Notes to Consolidated Financial Statements). The purpose of the transaction was to increase the statutory surplus of 21st Century Insurance Company, the Company's primary wholly owned subsidiary.

Property and equipment decreased $91.4 million primarily due to the sale-leaseback described above and the write-off of certain software in the third quarter of 2002 (see Critical Accounting Policies - Property and Equipment and Note 7 to the Notes to Consolidated Financial Statements). The results of management's fourth-quarter 2002 recoverability test indicated that the remaining carrying value of the Company's software under development is likely to be recoverable from future operations (see Critical Accounting Policies - Property and Equipment).

Unpaid losses and loss adjustment expenses ("LAE") increased $34.7 million for the year ended December 31, 2002 primarily due to the increase in reserves for SB 1899 Northridge Earthquake legal defense costs (see further discussion below under Underwriting Results - Homeowner and Earthquake Lines in Runoff and Note 16 to the Notes to Consolidated Financial Statements) and increases in auto reserves. As indicated in the following table, the Company's auto reserves, gross of reinsurance, have increased $31.1 million in the year ended December 31, 2002:

AMOUNTS IN THOUSANDS               2002                2001
December 31,                 GROSS      NET      Gross      Net
------------------------------------------------------------------
Unpaid Losses and LAE
  Personal auto lines       $333,113  $320,032  $301,985  $280,781
  Homeowner and earthquake    50,896    43,626    47,305    44,997
------------------------------------------------------------------
Total                       $384,009  $363,658  $349,290  $325,778
------------------------------------------------------------------

The $ 31.1 million increase in the gross auto reserves for the year ended December 31, 2002, comprises $4.9 million due to the consolidation of 21st of Arizona, growth in reserves attributable to the higher number of insured automobiles of approximately $9.0 million, approximately $7.3 million relating to the effects of higher average loss costs and approximately $9.9 million for strengthening of prior accident year reserves (see further discussion under Critical Accounting Policies - Losses and Loss Adjustment Expenses).

The following table summarizes the provision for losses and LAE, net of applicable reinsurance, for the periods indicated:

AMOUNTS IN THOUSANDS
YEARS ENDED DECEMBER 31,                          2002      2001      2000
-----------------------------------------------------------------------------
Net Losses and LAE incurred related to insured
  events of:
Auto lines
  Current year                                  $752,077  $692,593  $687,534
  Prior years                                     16,200    45,742    42,178
-----------------------------------------------------------------------------
    Subtotal auto lines                          768,277   738,335   729,712
-----------------------------------------------------------------------------
Homeowner lines
  Current year                                     2,222    25,636    16,831
  Prior years                                      3,519     1,952      (545)
-----------------------------------------------------------------------------
    Subtotal homeowner lines                       5,741    27,588    16,286
-----------------------------------------------------------------------------
Earthquake
  Current year                                         -         -         -
  Prior years                                     52,639    70,313     3,390
-----------------------------------------------------------------------------
    Subtotal earthquake                           52,639    70,313     3,390
-----------------------------------------------------------------------------
All lines
  Current year                                   754,299   718,229   704,365
  Prior years                                     72,358   118,007    45,023
-----------------------------------------------------------------------------
Total                                           $826,657  $836,236  $749,388
-----------------------------------------------------------------------------

Management believes that, given the inherent variability in the estimates, the Company's reserves are within a reasonable and acceptable range of adequacy. However, because reserve estimates are necessarily subject to the outcome of future events, changes in estimates are unavoidable in the property and casualty insurance business given that loss trends vary and timing is required for changes in trends to be recognized and confirmed. These changes sometimes are referred to as "loss development" or "reserve development." The changes in estimates relating to the auto lines in 2002 were smaller than in 2001 and 2000 as the changes in loss trends were identified and reserved for. The changes in estimates relating to auto lines in 2000 for development in prior accident years primarily resulted from the Company's assumption that the multi-year favorable trend would continue through 1999.

The Company's reported earnings could be significantly different if ending reserves were based on assumptions and estimates different from those used by management (see further discussion in Part 1 of this report under the heading Loss and Loss Adjustment Expense Reserves). During 2002 and 2001, the Company improved the quality and timeliness of the data available to make initial estimates and periodic changes in estimates and has dedicated more resources to understand better the underlying drivers of the changes in frequency and severity trends as they begin emerging. Management believes the decline in the need for recognition of adverse development in 2002 due to prior accident years for the personal auto lines evidences substantial improvement in the accuracy of its estimation processes. Historically, 21st Century actuaries have not projected a range around the carried loss reserves. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management selects the carried reserve after carefully reviewing the appropriateness of the underlying assumptions.

Stockholders' equity and book value per share decreased to $655.6 million and $7.67 at December 31, 2002, compared to $659.3 million and $7.72 at December 31, 2001. The decrease for the year ended December 31, 2002, was primarily due to a net loss of $12.3 million and dividends to stockholders of $22.2 million, offset in part by the increase in net unrealized investment gains of $29.9 million and other changes in comprehensive income of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES
Holding Company. The parent company's main sources of liquidity historically have been dividends received from its insurance subsidiaries and proceeds from issuance of debt or equity securities. The parent company currently has no indebtedness for borrowed money outstanding, although it has guaranteed a subsidiary's capital lease obligation. The parent's only equity security currently outstanding is its common stock, which has no mandatory dividend obligations.

Cash and investments at the holding company were $7.0 million at December 31, 2002, compared to $52.8 million at December 31, 2001. The decline in the parent's cash and investments is primarily due to the payment of dividends and the repayments of intercompany balances. On December 19, 2002, the Company declared a $1.7 million dividend to stockholders of record on December 30, 2002, which was paid January 17, 2003. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth and other corporate objectives. The Company's S&P claims paying rating currently is A+, and its A.M. Best rating is A+.

The insurance subsidiaries currently have $21.6 million of statutory unassigned surplus that could be paid as dividends to the parent company without prior written approval from insurance regulatory authorities in 2003. However, given the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries (see further discussion in Item 3 of this report and Note 14 of the Notes to Consolidated Financial Statements), it is unlikely that the Company's insurance subsidiaries will make any dividend payments to the parent in 2003. There is no assurance that the related tax issue will be favorably resolved in the near term, in which case the Company faces the prospect of raising additional capital at the holding company level, cutting or ceasing dividends to stockholders, or having to pay the additional tax on dividends on the insurance company to the holding company.

Insurance Subsidiaries. The Company believes it has taken the proper actions to restore underwriting profitability in its core auto insurance operations and has thereby enhanced its liquidity. In California, the Company implemented a 5.7% auto premium rate increase on May 6, 2002, and has received approval for a 3.9% auto premium rate increase, which it expects to implement in March 2003.
Average loss costs in 2002 have increased at an overall rate of approximately 4.0% over 2001, although this rate may have been somewhat higher but for the favorable impact on claim frequency of drought conditions that have largely prevailed in southern California over the past 24 months. There can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, the Company remains exposed to possible upward development in previously recorded reserves for SB 1899 claims as previously discussed. As a result of such uncertainties, underwriting losses could recur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries, which in turn could negatively impact the Company's liquidity.

As of December 31, 2002, the Company's insurance subsidiaries had a combined statutory surplus of $397.4 million compared to $393.1 million at December 31, 2001. Significant changes in surplus were a decrease in nonadmitted assets of $48.8 million, primarily due to the sale-leaseback of $53.7 million fixed assets discussed above. Partially offsetting this was a statutory net loss of $39.8 million and a $7.0 million decrease in the admitted portion of the statutory deferred tax asset. The statutory net loss for the year ended December 31, 2001 was $53.2 million compared to statutory net income of $11.1 million for 2000. The Company's ratio of net premiums written to surplus was 2.4 for the twelve month period ended December 31, 2002, compared to 2.2 and 1.7 for the years ended December 31, 2001 and 2000, respectively.

On October 23, 2002, the CDI finalized its examination report on the 1999 statutory financial statements for the Company's California-domiciled insurance subsidiaries. The report did not require the insurance subsidiaries to restate those financial statements.

The Company has not identified any other trends, demands, commitments, events or uncertainties that have or are considered to have a reasonable possibility of having a material impact on the Company's liquidity.

Obligations, Letters of Credit, Guarantees and Transactions with Related Parties. The Company currently has a capital lease obligation resulting from the sale-leaseback transaction discussed earlier. The lease includes a covenant that if AIG ceases to have a majority interest in the Company, or if statutory surplus falls below $300.0 million, or if the net premiums written to surplus ratio is greater than 3.8:1, the Company will either deliver a letter of credit to the lessor or pay the lessor the then outstanding balance, including a prepayment penalty of up to 3%. The Company also has operating leases for its office facilities.

Future cash payments required under all the Company's lease obligations are summarized below (in millions):

                                    Capital
                                     Lease     Operating
For the years ended December 31,  Obligation     Leases    Total
-----------------------------------------------------------------
2003                              $      12.8  $     17.1  $ 29.9
2004                                     14.0        16.3    30.3
2005                                     14.0        15.7    29.7
2006                                     14.0        14.2    28.2
2007                                     14.0        12.7    26.7
2008 and thereafter                         -        92.9    92.9
-----------------------------------------------------------------
                                  $      68.8  $    168.9  $237.7
-----------------------------------------------------------------

The Company currently has no unused letters of credit and has issued no guarantees on behalf of others, and has no trading activities involving non-exchange-traded contracts accounted for at fair value. The Company has entered into no material transactions with related parties other than the reinsurance transactions with AIG subsidiaries. At December 31, 2002 and 2001, reinsurance recoverables, net of payables, from AIG subsidiaries were $18.4 million and $38.8 million, respectively.

The Company has no long-term debt obligations, purchase obligations or other long-term liabilities on its balance sheet. In addition, the Company has no retained interests in assets transferred to an unconsolidated entity, and no obligations under certain derivative instruments or obligations arising out of variable interests.

RESULTS OF OPERATIONS
Overall Results. The Company reported a net loss of $12.3 million, or $0.14 loss per share, on direct premiums written of $998.2 million for the year ended December 31, 2002, compared to a net loss of $27.6 million, or $0.32 loss per share, on direct premiums written of $929.3 million for the year ended December 31, 2001. For the year ended December 31, 2000, the Company reported net income of $12.9 million, or $0.15 earnings per share, on direct premiums written of $910.7 million. The results for 2002, 2001 and 2000 included pre-tax charges of $52.6 million, $70.2 million and $3.5 million, respectively, for costs to resolve Northridge Earthquake claims. The 2002 results also include $37.2 million to write-off the costs of a software development effort, and 2001 includes $13.6 million associated with workforce reductions and the settlement of litigation matters.

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

The following table presents the components of the Company's personal auto lines operating income:

AMOUNTS IN THOUSANDS
YEARS ENDED DECEMBER 31,                               2002       2001       2000
------------------------------------------------------------------------------------
Direct premiums written                              $995,794   $898,862   $881,212
------------------------------------------------------------------------------------
Net premiums written                                 $976,892   $842,657   $808,537
------------------------------------------------------------------------------------

Net premiums earned                                  $924,559   $838,489   $803,770
Loss and loss adjustment expenses incurred            768,277    738,335    729,647
Underwriting expenses incurred                        142,899    124,564    113,922
------------------------------------------------------------------------------------
Pre-tax underwriting profit (loss) on personal auto
  lines                                                13,383    (24,410)   (39,799)
Investment income                                      46,345     45,930     50,346
Other                                                       -       (998)    (1,060)
Federal income tax (expense) benefit on above         (11,529)     4,233     10,009
------------------------------------------------------------------------------------
Personal auto lines operating income, net of tax     $ 48,199   $ 24,755   $ 19,496
------------------------------------------------------------------------------------

The following table reconciles the Company's personal auto lines operating income to consolidated net (loss) income:

AMOUNTS IN THOUSANDS
YEARS ENDED DECEMBER 31,                               2002       2001       2000
-----------------------------------------------------------------------------------
Personal auto lines operating income, net of tax     $ 48,199   $ 24,755   $19,496
Underwriting loss on homeowner and earthquake lines   (38,199)   (50,439)   (1,735)
Realized capital gains                                  6,754      3,251     3,256
Write-off of software                                 (24,165)         -         -
Interest and fees                                           -          -    (1,886)
State, local and other tax expense                     (4,845)    (5,135)   (6,186)
-----------------------------------------------------------------------------------
Net (loss) income                                    $(12,256)  $(27,568)  $12,945
-----------------------------------------------------------------------------------

The following table presents the components of the GAAP combined ratio for the personal auto lines:

YEARS ENDED DECEMBER 31,                     2002    2001    2000
------------------------------------------------------------------
Personal auto lines
  Loss and loss adjustment expense ratio(1)  82.9%   88.1%   90.8%
  Underwriting expense ratio                 15.6%   14.9%   14.2%
------------------------------------------------------------------
GAAP combined ratio                          98.5%  103.0%  105.0%
------------------------------------------------------------------

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

UNDERWRITING RESULTS
The tables presented in the Notes to Consolidated Financial Statements summarize the Company's unaudited quarterly results of operations for each of the two years in the period ended December 31, 2002, and the results of operations by line of business for each of the three years then ended. The following discussion of underwriting results by line of business should be read in conjunction with the information presented in those tables and elsewhere herein.

Personal Auto. Automobile insurance is the primary line of business written by the Company. Vehicles insured outside of California accounted for less than 3% of the Company's direct written premium in 2002, 2001 and 2000. At the end of 2002, the Company was licensed to write automobile insurance in 24 states compared to 21 states at the end of 2001. The Company currently is evaluating opportunities relating to expansion into new states but has not yet adopted definitive plans. Because of the lead times involved, expansion into new states is not expected to materially affect the Company's financial results in 2003.

Direct premiums written for the year ended December 31, 2002, increased $96.9 million (10.8%) to $995.8 million in 2002 compared to $898.9 million in 2001 and $881.2 million in 2000. The increase in 2002 included rate increases ($36.7 million) and the effects of the consolidation of 21st of Arizona ($12.9 million). Also, the higher number of insured vehicles in 2002 caused premiums to be $47.3 million higher than in 2001. The increase in 2001 was primarily due to rate increases that more than offset the decline in the number of insured vehicles.

California auto retention was 93% for the year ended December 31, 2002, compared to 92% and 96% for the years ended December 31, 2001 and 2000, respectively.
The improvement in 2002 reflects improved service levels and that the Company's major competitors have taken significant rate increases in 2002 and, therefore, its customers are less likely to find more favorable rates elsewhere. In response to rising loss costs beginning in November 2000 and continuing to date, the Company has implemented three base rate increases, made changes in its class plan and adopted stricter underwriting measures. Additionally, as the Company upwardly adjusted its rates, it curtailed advertising for new customers throughout 2000 and most of 2001. During this same period, competitors held rates steady or continued to take decreases. These actions contributed to the declines in retention in 2000 and 2001.

Net premiums earned increased $86.1 million (10.3%) to $924.6 million in 2002, compared to $838.5 million in 2001 and $803.8 million in 2000. The increases in 2002 and 2001 are greater than the proportional increase in the corresponding direct premiums written because of the decrease in the quota share reinsurance arrangement with AIG subsidiaries from 6% in 2001 to


---------------
1 Includes changes in estimates relating to insured events of prior years as follows: 1.8% in 2002, 5.5% in 2001, and 5.2% in 2000 and earlier.

4% in 2002 and from 8% in 2000 to 6% in 2001. In addition, the Company entered into an agreement to cancel future cessions under this treaty as of September 1, 2002. The cancellation resulted in a one-time pre-tax charge of $0.9 million.

Starting in May 2002, the Company began offering motorcycle coverage primarily to its California auto customers. In August 2002, the Company introduced a new private passenger auto policy that does not have certain standard features found in its primary policy. This limited-feature product is similar in most respects to the product offered by many of the Company's competitors and is positioned as a lower-cost alternative for customers who believe they need less coverage than provided by the Company's standard product. In October 2002, the Company enhanced its underwriting guidelines allowing it to provide quotes to certain customers who do not meet California's statutory "good driver" definition but who are considered to be insurable risks within the Company's class plan. Through December 31, 2002, the impact of these new products on the results of operations has been immaterial.

Net incurred losses and loss adjustment expenses increased $30.0 million (4.1%) to $768.3 million in 2002 compared to $738.3 million and $729.6 million in 2001 and 2000, respectively. The ratios of loss and loss adjustment expenses to net premiums earned were 82.9%, 88.1% and 90.8% for the years ended December 31, 2002, 2001 and 2000, respectively. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years were 1.8% in 2002, 5.5% in 2001 and 5.2% in 2000. These changes in estimates pertained mainly to development in average paid loss severities beyond amounts previously anticipated. For additional discussion of the factors that led to these changes in estimates, please see Item 1 of this report under the heading Loss and Loss Adjustment Expense Reserves. In general, changes in estimate are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with the Company's quarterly actuarial review.

The ratios of net underwriting expenses to net premiums earned were 15.6%, 14.9% and 14.2% for the years ended December 31, 2002, 2001 and 2000, respectively. The increase was primarily due to growth in advertising expenditures and costs associated with approximately doubling the number of new sales agents, who have been handling a record volume of new business throughout 2002. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas.

The combined ratio was 98.5% in the year ended December 31, 2002, compared to 103.0% and 105.0% for 2001 and 2000, respectively. Company management remains focused on achieving sustainable 15% growth and a combined ratio of 96%. Since 1980, the Company has simultaneously met those benchmarks only twice (1980 and 1981). The third and fourth quarters of 2002 both marked the first times since 1993 that the Company has achieved both an underwriting profit and growth of 15% in direct premiums written in its auto lines.

In the third quarter of 2002 the Company entered into a catastrophe reinsurance agreement with AIG subsidiaries, Folksamerica Reinsurance Company and Transatlantic Reinsurance Company on its auto lines, which reinsures any covered events up to $30.0 million in excess of $15.0 million. The premium for this reinsurance coverage is approximately $0.1 million per month.

Homeowner and Earthquake Lines in Runoff and All Other. Underwriting results of the homeowners and earthquake lines, which are in runoff, were losses of $58.8 million in 2002, $77.6 million in 2001 and $2.7 million in 2000. This line included $37.2 million for the write-off of software development costs in the third quarter of 2002.

The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001. The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and subsequent related losses were reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreement with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers are being offered homeowner coverage through an affiliate of Countrywide.

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. In the fourth quarter of 2001, the Company recorded a $50.0 million pre-tax charge for loss and inspection costs but, at that time, it was impracticable to reasonably estimate the legal defense costs associated with previously closed earthquake claims. The Company's constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court refused to hear the Company's case. Based on information subsequently available to the Company, the Company recorded an additional $46.9 million pre-tax charge for such legal defense costs in the third quarter of 2002.

The Company cautions that the recorded loss and LAE estimates for this event are subject to a greater than normal degree of uncertainty for a variety of reasons (see Note 16 of the Notes to Consolidated Financial Statements).

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People of the State of California ex rel. Bill Lockyer, Attorney General et al. The court determined that the Company's April 21, 1999, settlement with the California Department of Insurance with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the CDI to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The CDI has appealed the ruling.

Since 1997, the Company has engaged an external software development company, Computer Sciences Corporation ("CSC"), to develop and install an advanced personal-lines processing system. The system has four main components: Policy, Claims, Billing, and Customer Service. The system is still in development and currently supports less than 2% of the Company's business. To date, the Company has spent nearly $100 million on this project, most of which was paid directly to CSC. In the third quarter of 2002, it became evident through a series of tests and reviews conducted by the Company that material components of this new system do not perform at levels necessary to support the entire operations of the Company, and the Company recorded a one-time pre-tax charge to write-off $37.2 million of previously capitalized software costs.

On December 9, 2002, the Company commenced an arbitration proceeding against CSC arising out of CSC's obligation to provide insurance company information technology software and other software programs to the Company. CSC has filed a counterclaim in the proceeding. The arbitration will be conducted in accordance with the rules of the American Arbitration Association.

Capital expenditures relating to this project totaled $5.1 million, $45.3 million and $20.7 million in 2002, 2001 and 2000, respectively. At December 31, 2002, management has estimated that the $64.4 million carrying value and the $40.0 million estimated cost to complete such software, or $104.4 million in total, is recoverable from cost savings from future operations. However, if the remaining software components cannot be successfully implemented, some or all of the remaining $64.4 million carrying value may be written off (see Critical Accounting Policies - Property and Equipment).

INVESTMENT INCOME
The Company utilizes a conservative investment philosophy. No equities, derivatives or nontraditional securities are held in the Company's investment portfolio. Substantially all of the portfolio is investment grade. Net investment income was $46.3 million in 2002, compared to $45.9 million in 2001 and $50.3 million in 2000. Average invested assets increased 1.3% in 2002 from the prior year and decreased 8.0% in 2001 from 2000. The decrease in 2001 was primarily due to the sale of investments to cover incurred loss costs, the acquisitions of property and equipment and the payment of dividends to stockholders. The average annual pre-tax yields on invested assets were 5.1% in 2002, 5.1% in 2001 and 5.2% in 2000. The average annual after-tax yields on invested assets were 4.3% in 2002, 4.5% in 2001 and 4.6% in 2000.

Net realized gains on the sale of investments were $10.4 million in 2002 (gross realized gains were $13.1 million, gross realized losses were $2.2 million and investment expenses were $0.4 million) compared to $5.0 million in 2001 and net realized losses of $5.0 million in 2000. At December 31, 2002, $561.4 million (54.5%) of the Company's total investments at fair value were invested in tax-exempt bonds with the remainder, representing 45.5% of the portfolio, invested in taxable securities, compared to 80.2% and 19.8%, respectively, at December 31, 2001.

As of December 31, 2002, the Company had a pre-tax net unrealized gain of $38.5 million compared to a net unrealized loss on fixed maturity investments of $1.5 million in 2001 and a net unrealized gain of $3.7 million in 2000. The Company recognized no other-than-temporary impairments in 2002, 2001 or 2000 (see discussion under Critical Accounting Policies).

CRITICAL ACCOUNTING POLICIES
The Company believes its critical accounting policies are those which require management to make significant assumptions or estimates, and to ascertain the appropriateness and timing of any changes in those assumptions or estimates that can have a material effect on the Company's financial condition, results of operations or cash flows. Specifically, the following areas require management to make such assumptions and estimates each time the Company prepares its financial statements: losses and loss adjustment expenses, particularly the liability for unpaid losses and loss adjustment expenses included in the liability section of the Company's balance sheet; the recoverability of certain property and equipment, deferred income taxes, and deferred policy acquisition costs included in the asset section of the Company's balance sheet; and the review of the Company's investments for possible "other-than-temporary" declines in fair value.

Management has discussed the Company's critical accounting policies and estimates, together with any changes therein, with the Audit Committee of the Company's Board of Directors. The Company's Disclosure Committee and Audit Committee have reviewed the Company's disclosures in this document.

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses ("LAE") include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For the Company's current mix of auto exposures, which include both property and liability exposures, an average of approximately 63% of the ultimate losses are settled within twelve months of the date of loss.

Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy(1), although the Company continues to caution that the reserve estimates relating to SB 1899(2) are subject to a greater than normal degree of variability and possible future material adjustment as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations(3). Changes in the estimates for these liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated liability for unpaid losses and loss adjustment expenses would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require long-term assets to be tested for possible impairment under certain conditions. At December 31, 2002, management believes the Company's remaining capitalized costs for Policy and Claims software is the only long-term asset that meets the conditions for impairment testing. Under the applicable accounting standards, the first step is to determine whether the carrying value and cost to complete the asset is recoverable from future operations, based on estimates of future undiscounted cash flows; if not, then an impairment write down would be required to be recognized based on the fair value of the asset. At December 31, 2002, management has estimated that the $64.4 million carrying value and $40.0 million estimated cost to complete such software, or $104.4 million in total, is recoverable from cost savings from future operations. This conclusion is based primarily on the assumptions that the software can be successfully implemented and can reduce the Company's employee count by at least 125 people (about 5% of its workforce) for the 10 to 15 years after implementation (i.e., the current estimate of the probable productive life of the software). Once the project has successfully reached the stage where it is substantially complete and ready for its intended use, the Company anticipates there will be annual depreciation charges varying from approximately $5.8 million to $8.8 million. However, although management believes it is reasonable to assume these future cost savings, it must be noted that any such estimates are subject to considerable uncertainty and there can be no assurance that such cost savings will be achieved.

Deferred Income Taxes. Generally accepted accounting principles require deferred tax assets and liabilities ("DTAs" and "DTLs," respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. "Temporary differences" are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, the Company has a DTA because the tax basis of its loss and LAE reserves is smaller than their book basis, and it has a DTL because the book basis of its capitalized software exceeds its tax basis. "Carryforwards" include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses


---------------
1    See further discussion in Part 1, Loss and Loss Adjustment Expenses, and in
     Part 7 under Financial Condition.
2    See Note 1 above and Note 16 of the Notes to Consolidated Financial
     Statements.
3    See Note 1 above.

(NOLs), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter. A summary of the significant DTAs and DTLs relating to the Company's temporary differences and carryforwards is included in Note 5 of the Notes to Consolidated Financial Statements.

At December 31, 2002, the Company's DTAs total $163.9 million, and its DTLs total $75.0 million. The net of those amounts, $88.9 million, represents the net deferred tax asset reported in the consolidated balance sheet.

The Company is required to reduce DTAs (but not DTLs) by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" (i.e., a likelihood of more than 50%) that some portion or all of the DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar for dollar basis in the year in which any such recognition were to occur.

The determination of whether a valuation allowance is appropriate requires the exercise of management judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Portions of the Company's NOL carryforward are scheduled to expire beginning in 2009, as shown in the table of expirations below (amounts in millions):

  YEAR OF    NOL EXCLUDING     SRLY(1) NOL OF   CONSOLIDATED
EXPIRATION  21ST OF ARIZONA   21ST OF ARIZONA        NOL
-------------------------------------------------------------
   2009         $104.6            $   -            $104.6
   2011              -              0.6               0.6
   2012              -              2.0               2.0
   2018              -              1.1               1.1
   2019              -              1.5               1.5
   2020           80.5              3.2              83.7
   2021          134.6              2.2             136.8
   2022           37.0                -              37.0
-------------------------------------------------------------
   Totals       $356.7            $10.6            $367.3
-------------------------------------------------------------

With the performance of the Company's core business in the past two quarters running close to management's goals of 15% growth in direct written premiums and a 96% combined ratio, management believes it is reasonable to discount the possibility of future underwriting losses and to conclude it is at least more likely than not that the Company will be able to realize the benefits of its DTAs. If necessary, the Company believes it could implement tax-planning strategies, such as investing a higher proportion of its investment portfolio in taxable securities, in order to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of December 31, 2002. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond the Company's ability
to control.   Future underwriting losses could possibly jeopardize the Company's ability to utilize its NOLs. In the event underwriting losses due to either SB 1899 or other causes were to persist, management might be required to reach a different conclusion about the realizability of the DTAs and, if so, to recognize a valuation allowance at that time.


---------------
1    "SRLY" stands for Separate Return Limitation Year.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned.

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, no reduction in DPAC is required unless the loss and loss adjustment expense ratio should exceed 82.7%.

The loss and LAE ratio used in the recoverability estimate is based primarily on the assumption that the future loss and LAE ratio will approximate that of the recent past. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin ("SAB") 59 - Noncurrent Marketable Equity Securities, Financial Accounting Statement ("FAS") No. 115 - Accounting for Certain Investments in Debt and Equity Securities, and related guidance. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in 2002, 2001 or 2000.

The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be not impact on equity because any unrealized losses are already included in comprehensive income.

The following table summarizes realized gains and losses for the past three years. Additional information has been provided with respect to how long securities sold at a loss in each year were in an unrealized loss position.

Amounts in thousands
Years Ended December 31,                                          2002      2001      2000
--------------------------------------------------------------------------------------------
Realized (losses) on sales of fixed maturity securities:

Held for less than one year                                     $  (322)  $  (147)  $(2,743)
--------------------------------------------------------------------------------------------
Held one year or more
  In an unrealized loss position at December 31, 2001               (83)      N/A       N/A
  In an unrealized loss position at December 31, 2000                 -         -       N/A
  In an unrealized loss position at December 31, 1999              (196)     (372)   (1,123)
  In an unrealized loss position at December 31, 1998            (1,567)     (141)   (1,512)
  In an unrealized loss position at December 31, 1997                 -      (216)   (1,183)

  In an unrealized gain position at December 31, 2001               (15)      N/A       N/A
  In an unrealized gain position at December 31, 2000                 -      (235)      N/A
  In an unrealized gain position at December 31, 1999                 -         -         -
--------------------------------------------------------------------------------------------
Total realized losses on sales of fixed maturity securities
  held one year or more                                          (1,861)     (964)   (3,818)
--------------------------------------------------------------------------------------------
Total realized loss on sales of securities                       (2,183)   (1,111)   (6,561)
Total realized gain on sales of securities                       13,053     5,912     1,685
Realized gain (loss) on disposal of property and equipment         (479)      200      (134)
--------------------------------------------------------------------------------------------
Total realized investment gains (losses)                        $10,391   $ 5,001   $(5,010)
--------------------------------------------------------------------------------------------

The following table summarizes the fair values of fixed maturity securities sold at a loss or at a gain on the date of sale (amounts in thousands):

Years Ended December 31,                                   2002      2001      2000
-------------------------------------------------------------------------------------
Fair value of securities sold at a loss on date of sale  $111,144  $140,334  $184,954
Fair value of securities sold at a gain on date of sale  $470,043  $363,467  $110,840

A summary by issuer of noninvestment grade securities and unrated securities held at year-end follows (amounts in thousands):

December 31,                                               2002    2001
------------------------------------------------------------------------
Noninvestment grade securities (i.e., rated below BBB):
  Corning, Inc.                                           $  850  $    -
Unrated securities:
  Impact Funding, LLC(1)                                   2,023   1,729
------------------------------------------------------------------------
Total noninvestment grade and unrated securities          $2,873  $1,729
------------------------------------------------------------------------


---------------
1 Impact Funding, LLC, is a limited partnership that was established under California's COIN program (California Organized Investment Network), a voluntary association of California insurers providing funding for low cost housing projects.

The following table lists issuers of securities held by the Company having an unrealized loss of $100,000 or more and aggregate information relating to all other investments in unrealized loss positions as of December 31:

                                                                2002                             2001
                                                  ------------------------------------------------------------------
                                                                     UNREALIZED                        Unrealized
                                                  FAIR VALUE AT    LOSS AT END OF   Fair Value at    Loss at End of
Years Ended December 31,                           END OF YEAR          YEAR         End of Year          Year
--------------------------------------------------------------------------------------------------------------------
Fixed maturities in an unrealized loss position
  less than one year:
    Teco Energy, Inc.                               $ 5,100         $   (819)        $      -          $     -
    Sears Roebuck Acceptance Corp                     8,543             (516)               -                -
    Mallinckrodt Group, Inc.                          2,572             (317)               -                -
    Duke Capital Corp.                                7,126             (266)               -                -
    Ford Motor Credit Co.                             4,859             (213)               -                -
    Federal Home Loan Bank                                -                -            7,749             (247)
    Others individually having an unrealized
      loss less than $100,000 each (15 issuers
      in 2002 and 188 in 2001)                       42,577             (369)         318,820           (5,492)
--------------------------------------------------------------------------------------------------------------------
  Subtotal                                           70,777           (2,500)         326,569           (5,739)
--------------------------------------------------------------------------------------------------------------------
  Fixed maturities in an unrealized loss position
  one year or more:
    Corning, Inc.                                       850             (131)             892              (86)
    Ashland, Inc.                                     2,013              (36)           3,999             (117)
    Capital One Bank                                      -                -            4,680             (423)
    Computer Associates International                     -                -            4,786             (285)
    Others individually having an unrealized
      loss less than $100,000 each (92 issuers
      in 2001)                                            -                -          163,900           (2,127)
--------------------------------------------------------------------------------------------------------------------
Subtotal                                              2,863             (167)         178,257           (3,038)
--------------------------------------------------------------------------------------------------------------------
    Total                                           $73,640        $  (2,667)        $504,826          $(8,777)
--------------------------------------------------------------------------------------------------------------------

A summary of bond maturities in an unrealized loss position by year of maturity follows:

                                                  2002                    2001
                                          --------------------------------------------
                                          AMORTIZED   CARRYING   AMORTIZED   CARRYING
December 31,                                 COST       VALUE       COST       VALUE
--------------------------------------------------------------------------------------
Bond Maturities
  Due in one year or less                 $        -  $       -  $        -  $       -
  Due after one year through five years        5,415      5,076           -          -
  Due after five years through ten years      30,099     28,280      38,621     37,299
  Due after ten years                         40,792     40,284     474,982    467,527
--------------------------------------------------------------------------------------
                                          $   76,306  $  73,640  $  513,603  $ 504,826
--------------------------------------------------------------------------------------

AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors of the Company considers a financial expert to be a person who has, through either education or experience, an understanding of generally accepted accounting principles and financial statements, experience in preparing or auditing financial statements comparable to the Company's, and the application of such principles in connection with accounting for estimates, accruals and reserves. Keith Renken is the financial expert serving on the Company's audit committee; he is independent of management. Mr. Renken retired as Senior Partner and Chairman, Executive Committee of Southern California, of accounting firm Deloitte & Touche in 1992 after 33 years with the firm.

POLICIES REGARDING CONFLICTS OF INTEREST AND ETHICAL BEHAVIOR
The Company has adopted policies regarding conflicts of interest and ethical behavior among its employees, particularly those with responsibilities in the areas of accounting, financial reporting and maintaining the integrity of the Company's internal control structure. These policies include standards that are reasonably necessary to promote:

- honest and ethical conduct, including the ethical handing of actual or apparent conflicts of interest between personal and professional relationships;

- avoidance of conflicts of interest, including disclosure to an appropriate person or persons of any material transaction or relationship that reasonably could be expected to give rise to such a conflict;

- full, fair, accurate, timely and understandable disclosure in the reports and documents that the Company files and in other public communications made by the Company;

-    compliance with applicable governmental laws, rules and regulations;

- the prompt internal reporting of code violations to an appropriate person or personal identified in the code; and

-    accountability for adherence to the code.

The Company requires an annual attestation by applicable officers, directors and employees that they are in compliance with these policies. The Company's Board of Directors granted no conflict of interest waivers in 2002.

FORWARD-LOOKING STATEMENTS
The Company's management has made in this report, and from time to time may make in its public filings, press releases, and oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential, expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements may address, among other things, the Company's strategy for growth, underwriting results, product development, computer systems, regulatory approvals, market position, financial results, dividend policy and reserves. It is possible that the Company's actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Important factors that could cause the Company's actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include the effects of competition and competitors' pricing actions; adverse underwriting and claims experience, including revived claims under SB 1899; systems and customer service problems; adverse developments in financial markets or interest rates; and results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases and product changes and adverse actions taken by state regulators in market conduct examinations. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. The following table shows the financial statement carrying values of the Company's financial instruments, which are reported at fair value. The estimated fair values at adjusted market rates/prices assumes a 100 basis point increase in market interest rates for the investment portfolio and a 100 basis point decrease in market interest rates for the capital lease obligation. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of December 31, 2002.

                                                           Estimated Fair Value
                                                            at Adjusted Market
                                                Carrying       Rates/Prices
(Amounts in millions)                             Value       Indicated Below
--------------------------------------------------------------------------------
Fixed maturity investments available for sale   $   924.6  $        859.8
Capital lease obligation                             60.0            61.2

The Company's cash flow from operations and short-term cash position generally is more than sufficient to meet its obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. As a result, it has been unnecessary for the Company to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all of its financial assets and liabilities, the Company seeks to maintain reasonable average durations, currently 6.3 years, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. Financial instruments are not used for trading purposes.

The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of the Company's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the analysis.

ITEM 7B.  MANAGEMENT'S INTERNAL CONTROL REPORT

The Company's certifying officers have established and maintained disclosure controls, internal controls and procedures to ensure the (a) reliability of financial reporting, (b) effectiveness and efficiency of operations; and (c) compliance with applicable laws and regulations. As part of these procedures, the Company has established a Disclosure Committee comprised of the senior officers responsible for the Company's operations, including the Chief Executive Officer, General Counsel, Chief Financial Officer, Controller and Chief Internal Auditor.

The Disclosure Committee met specifically regarding the design and effectiveness of the internal controls over financial reporting and disclosure. The Disclosure Committee's evaluation for the year ended December 31, 2002 was completed on or about January 24, 2003. Based on the Disclosure Committee's evaluation, the Company's Chief Executive Officer and Chief Financial Officer reached the following conclusions:

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS

STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 74 present fairly, in all material respects, the financial position of 21st Century Insurance Group and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2002 listed in the index appearing under Item 14(a)(2) on page 74 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Los Angeles, California
February 14, 2003

REPORT OF INDEPENDENT AUDITORS


STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of 21st Century Insurance Group and subsidiaries for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders' equity and cash flows of 21st Century Insurance Group and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

Los Angeles, California
January 26, 2001

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,                                                               2002        2001
-----------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $886,047 and $857,209)                               $  924,581  $  855,724
Cash and cash equivalents                                                  105,897      28,909
-----------------------------------------------------------------------------------------------
Total investments and cash                                               1,030,478     884,633
Accrued investment income                                                   13,230      11,733
Premiums receivable                                                         91,029      75,559
Reinsurance receivables and recoverables                                    28,105      40,138
Prepaid reinsurance premiums                                                 1,893      15,444
Deferred income taxes                                                       88,939      96,216
Deferred policy acquisition costs                                           46,190      30,631
Leased property under capital lease, net of deferred gain of $6,280         53,720           -
Property and equipment, at cost less accumulated depreciation of
  $52,125 and $66,462                                                       87,274     178,672
Other assets                                                                29,179      21,372
-----------------------------------------------------------------------------------------------
Total assets                                                            $1,470,037  $1,354,398
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                              $  384,009  $  349,290
Unearned premiums                                                          266,477     236,473
Obligation under capital lease                                              60,000           -
Claims checks payable                                                       39,304      36,105
Reinsurance payable                                                          4,952      12,993
Other liabilities                                                           59,687      60,231
-----------------------------------------------------------------------------------------------
Total liabilities                                                          814,429     695,092
-----------------------------------------------------------------------------------------------
Stockholders' equity:
Common stock, without par value; authorized 110,000,000 shares,
  outstanding 85,431,505 in 2002 and 85,361,848 in 2001                    418,984     416,991
Retained earnings                                                          213,067     248,635
Accumulated other comprehensive income (loss)                               23,557      (6,320)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                                 655,608     659,306
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $1,470,037  $1,354,398
-----------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,                              2002          2001          2000
------------------------------------------------------------------------------------------
REVENUES
  Net premiums earned                             $   924,559   $   864,145   $   825,486
  Net investment income                                46,345        45,930        50,346
  Other                                                     -          (998)       (1,060)
  Realized investment gains (losses)                   10,391         5,001        (5,010)
------------------------------------------------------------------------------------------
    Total revenues                                    981,295       914,078       869,762
------------------------------------------------------------------------------------------
LOSSES AND EXPENSES
  Net losses and loss adjustment expenses             826,657       836,236       749,388
  Policy acquisition costs                            123,642       102,558        91,386
  Other operating expenses                             19,645        27,359        27,180
  Write-off of software                                37,177             -             -
  Interest and fees expense                                 -             -         2,901
------------------------------------------------------------------------------------------
    Total losses and expenses                       1,007,121       966,153       870,855
------------------------------------------------------------------------------------------
Loss before federal income taxes                      (25,826)      (52,075)       (1,093)
Federal income tax benefit                            (13,570)      (24,507)      (14,038)
------------------------------------------------------------------------------------------
Net (loss) income                                 $   (12,256)  $   (27,568)  $    12,945
------------------------------------------------------------------------------------------

(LOSS) EARNINGS PER COMMON SHARE
  Basic                                           $     (0.14)  $     (0.32)  $      0.15
------------------------------------------------------------------------------------------
  Diluted                                         $     (0.14)  $     (0.32)  $      0.15
------------------------------------------------------------------------------------------
  Weighted average shares outstanding - basic      85,414,076    85,340,461    85,186,084
------------------------------------------------------------------------------------------
  Weighted average shares outstanding - diluted    85,414,076    85,340,461    85,397,099
------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                     Other
                                                        Common      Retained     Comprehensive
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                  Stock      Earnings     Income (Loss)     Total
----------------------------------------------------------------------------------------------------------
Balance - January 1, 2000                              $429,623   $   331,733   $    (40,519)    $720,837
Comprehensive income                                                 12,945(1)        42,302(2)    55,247
Cash dividends paid on common stock ($0.48 per share)                 (40,964)                    (40,964)
Stock repurchased and retired                           (16,598)                                  (16,598)
Other                                                     2,039                                     2,039
----------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                             415,064       303,714          1,783      720,561
Comprehensive loss                                                 (27,568)(1)        (8,103)(2)  (35,671)
Cash dividends paid on common stock ($0.32 per share)                 (27,310)                    (27,310)
Other                                                     1,927          (201)                      1,726
----------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                             416,991       248,635         (6,320)     659,306
Comprehensive income                                               (12,256)(1)        29,877(2)    17,621
Cash dividends paid on common stock ($0.26 per share)                 (22,210)                    (22,210)
Other                                                     1,993        (1,102)                        891
----------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                            $418,984   $   213,067   $     23,557     $655,608
----------------------------------------------------------------------------------------------------------

(1)  Net income (loss) for the year.
(2) Change in accumulated other comprehensive income (loss) (see Note 4 of the Notes to Consolidated Financial Statements).


See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,                                    2002        2001        2000
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                        $ (12,256)  $ (27,568)  $  12,945
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Provision for depreciation and amortization               20,341      21,031      14,605
  Write-off of software                                     37,177           -           -
  Amortization of restricted stock grants                      506         695         180
  Benefit for deferred income taxes                         (5,370)    (19,418)     (3,961)
  Realized (gains) losses on sale of investments           (10,391)     (5,001)      5,010
  Federal income taxes (benefit)                             4,670       5,759     (11,031)
  Reinsurance balances                                      17,542      11,797      12,131
  Unpaid losses and loss adjustment expenses                34,720      50,854      22,187
  Unearned premiums                                         30,004         (46)      3,817
  Claim checks payable                                       3,198         123       4,070
  Other assets                                             (38,068)     (5,264)     (3,697)
  Other liabilities                                         (5,781)     19,572         556
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                   76,292      52,534      56,812
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                               (625,690)   (461,578)   (208,957)
  Calls or maturities                                       41,850      15,783       2,809
  Sales                                                    564,398     502,254     298,044
Net purchases of property and equipment                    (19,140)    (61,247)    (63,301)
-------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities        (38,582)     (4,788)     28,595
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Obligation under capital lease                              60,000           -           -
Bank loan principal repayment                                    -           -     (67,500)
Dividends declared and paid (per share: $0.26; $0.32;
  and $0.48)                                               (22,210)    (27,310)    (40,964)
Common stock repurchased                                         -           -     (16,598)
Proceeds from the exercise of stock options                  1,488       1,233       1,861
-------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         39,278     (26,077)   (123,201)
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash                             76,988      21,669     (37,794)

Cash and cash equivalents, beginning of year                28,909       7,240      45,034
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $ 105,897   $  28,909   $   7,240
-------------------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION
  Income taxes refunded                                  $  12,920   $  11,435   $   3,555
  Interest paid                                                  -           -      (2,204)


See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 1.  DESCRIPTION OF BUSINESS
--------------------------------

21st Century Insurance Group is an insurance holding company founded in 1958 and incorporated in California. The term "Company," unless the context requires otherwise, refers to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly owned: 21st Century Insurance Company, 21st Century Casualty Company, 21st Century Insurance Company of Arizona(1) ("21st of Arizona"), 20th Century Insurance Services, inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

The common stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW." Through several of its subsidiaries, American International Group, Inc. ("AIG"), currently owns approximately 63% of the Company's outstanding common stock.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF CONSOLIDATION AND PRESENTATION
The accompanying consolidated financial statements include the accounts and operations of the Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

INVESTMENTS
The Company classifies its investment portfolio as available-for-sale and carries it at fair value. Fair values for fixed maturity and equity securities are based on quoted market prices, broker quotes and other valuation techniques. The cost of investment securities sold is determined by the specific identification method.

Unrealized investment gains and losses, net of any tax effect, are included as an element of accumulated other comprehensive income (loss), which is classified as a separate component of stockholders' equity.

Impairment losses for declines in value of fixed maturity investments below costs attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with SAB 59 - Noncurrent Marketable Equity Securities, FAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, and related guidance. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other than temporary.


---------------
1 21st of Arizona was incorporated in Arizona in 1995 as a joint venture owned 49% by the Company and 51% by AIG; the Company acquired AIG's interest on January 1, 2002.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between cost or amortized cost and fair value. No such charges were recorded in 2002, 2001 or 2000.

21ST CENTURY INSURANCE COMPANY OF ARIZONA
Prior to 2002, 21st of Arizona was a joint venture between the Company and AIG. On January 1, 2002, the Company acquired AIG's 51% interest in 21st of Arizona. The Company's equity in the net loss of this venture amounted to $1.0 million and $1.1 million in 2001 and 2000, respectively, and is included in other revenues in the Consolidated Statements of Operations (see Note 19 of the Notes to Consolidated Financial Statements).

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

DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs will be fully recoverable and, accordingly, no reduction in DPAC has been recognized.

LEASED PROPERTY UNDER CAPITAL LEASE
Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful life of the property. The property and the related lease obligation are disclosed on the balance sheet.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any adjustments resulting therefrom are reflected in current operations.

A necessarily more subjective process is used to estimate earthquake losses arising out of SB 1899 due to the fact that they cannot be determined with traditional actuarial methods that rely on historical or industry data, neither of which are available in regard to this event. See Note 16 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in establishing those reserves.

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

STOCK-BASED COMPENSATION
In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions. Accordingly, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 13 of the Notes to Consolidated Financial Statements for disclosure of the required pro forma information as if stock option compensation expense had been determined by the alternative fair value method. The fair value of stock grants made under the Restricted Shares Plan is amortized to expense under APB 25 over the vesting period of the grants. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, Accounting for Stock-Based Compensation, and, therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


INCOME TAXES
Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

NEW ACCOUNTING PRONOUNCEMENTS.
FAS 148, Accounting for Stock-based Compensation, amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The effect of this change would be the expensing of the value of the Company's stock-based compensation rather than the current disclosure of the pro forma effect of the stock-based compensation in the footnotes to the financial statements. The amendment is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Financial Accounting Standards Board ("FASB") Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company has no guarantees of this nature.

FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 Consolidated Financial Statements regarding variable interest entities. The Company does not have investments in such entities.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3.  (LOSS) EARNINGS PER COMMON SHARE
-----------------------------------------

For each of the three years in the period ended December 31, 2002, the numerator for the calculation of both basic and diluted (loss) earnings per common share is equal to net (loss) income reported for that year. The denominator for the computation of basic (loss) earnings per share was 85,414,076 shares, 85,340,461 shares and 85,186,084 shares for 2002, 2001 and 2000, respectively. The denominator for diluted (loss) earnings per share was 85,414,076 shares, 85,340,461 shares and 85,397,099 shares for 2002, 2001 and 2000, respectively.
The difference between basic and diluted (loss) earnings per share denominators is due to employee restricted stock grants and stock options.

NOTE 4.  INVESTMENTS
--------------------

Cash and securities with carrying values of $6.8 million and $12.4 million were deposited by the Company's subsidiaries under requirements of regulatory authorities as of December 31, 2002 and 2001.

A summary of net investment income follows:

Years Ended December 31,        2002      2001      2000
----------------------------------------------------------
Interest on fixed maturities  $45,777   $44,722   $48,411
Interest on cash equivalents      922     1,602     2,265
Investment expense               (354)     (394)     (330)
----------------------------------------------------------
Net investment income         $46,345   $45,930   $50,346
----------------------------------------------------------

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


A summary of realized investment gains (losses) follows:

Years Ended December 31,                                       2002      2001      2000
-----------------------------------------------------------------------------------------
Realized (losses) on sales of fixed maturity securities      $(2,183)  $(1,111)  $(6,561)
Realized gain on sales of securities                          13,053     5,912     1,685
Realized gain (loss) on disposal of property and equipment      (479)      200      (134)
-----------------------------------------------------------------------------------------
Total realized investment gains (losses)                     $10,391   $ 5,001   $(5,010)
-----------------------------------------------------------------------------------------

A summary of fixed maturity investments follows:

                                                                 Gross        Gross
                                                  Amortized   Unrealized    Unrealized     Fair
                                                     Cost        Gains        Losses      Value
-------------------------------------------------------------------------------------------------
DECEMBER 31, 2002
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies            $   95,268  $     4,764  $         -   $100,032
Obligations of states and political subdivisions     548,919       26,053         (207)   574,765
Corporate securities                                 241,860       10,384       (2,460)   249,784
-------------------------------------------------------------------------------------------------
  Total fixed maturity investments                $  886,047  $    41,201  $    (2,667)  $924,581
-------------------------------------------------------------------------------------------------
December 31, 2001
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies            $   40,363  $       461  $       (91)  $ 40,733
Obligations of states and political subdivisions     719,411        6,209       (7,016)   718,604
Corporate securities                                  97,435          623       (1,671)    96,387
-------------------------------------------------------------------------------------------------
  Total fixed maturity investments                $  857,209  $     7,293  $    (8,778)  $855,724
-------------------------------------------------------------------------------------------------

The Company has no non-interest bearing investments, non-accrued investment income or any individual securities in excess of 10% of equity. Fixed maturities available-for-sale at December 31, 2002, are summarized by contractual maturity year as follows:

                       Amortized     Fair
                          Cost      Value
--------------------------------------------
Fixed maturities due:
2003                   $    4,022  $  4,098
2004-2007                  33,213    35,516
2008-2012                 311,671   326,543
2013 and thereafter       537,141   558,424
-------------------------------------------
Total                  $  886,047  $924,581
-------------------------------------------

Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


Details follow concerning the changes in the after-tax items included in "Accumulated other comprehensive income (loss)" in the Consolidated Statements of Stockholders' Equity for 2002, 2001 and 2000.

Years Ended December 31,                                         2002      2001      2000
-------------------------------------------------------------------------------------------
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of $17,811, $(152) and $21,608,
  respectively                                                  $33,078  $  (282)  $40,128
Less reclassification adjustment for investment gains (losses)
  included in net income, net of tax expense (benefit) of
  $3,805, $1,784 and $(1,627), respectively                       7,065    3,314    (3,022)
Minimum pension liability in excess of unamortized prior
  service cost, net of deferred income tax (benefit) expense
  of $(2,081), $2,427, and $457, respectively                     3,864   (4,507)     (848)
-------------------------------------------------------------------------------------------
                                                                $29,877  $(8,103)  $42,302
-------------------------------------------------------------------------------------------

A summary of accumulated other comprehensive income (loss) follows:

December 31,                                                               2002      2001
-------------------------------------------------------------------------------------------
Unrealized gains (losses), net of deferred income tax expense (benefit)
  of $13,487 and of $(520), respectively                                 $25,047   $  (965)
Minimum pension liability in excess of unamortized prior service cost,
  net of deferred income tax benefit of $802 and $2,883, respectively     (1,490)   (5,355)
-------------------------------------------------------------------------------------------
                                                                         $23,557   $(6,320)
-------------------------------------------------------------------------------------------

NOTE 5.  FEDERAL INCOME TAXES
-----------------------------

Federal income tax benefit consists of:

Years Ended December 31,    2002       2001       2000
---------------------------------------------------------
Current tax benefit       $ (8,200)  $ (5,089)  $(10,077)
Deferred tax benefit        (5,370)   (19,418)    (3,961)
---------------------------------------------------------
                          $(13,570)  $(24,507)  $(14,038)
---------------------------------------------------------

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax expense follows:

Years Ended December 31,                         2002       2001       2000
------------------------------------------------------------------------------
Federal income tax benefit at statutory rate   $ (9,039)  $(18,227)  $   (382)
Tax-exempt income, net                           (9,377)   (11,067)   (12,546)
State and local taxes, net of federal benefit     5,151      4,706          -
Research and experimentation tax credit          (1,040)         -     (1,193)
Nondeductible political contributions               766         81        101
Other - net                                         (31)         -        (18)
------------------------------------------------------------------------------
Federal income tax benefit                     $(13,570)  $(24,507)  $(14,038)
------------------------------------------------------------------------------

There were no income tax payments required for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, the Company had no federal income tax refund receivable.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


The Company's net deferred tax asset is comprised of:

December 31,                                    2002      2001
----------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforward             $128,581  $104,137
  Alternative minimum tax credit                 9,451    17,701
  Unearned premiums                             19,156    16,047
  Unpaid losses and loss adjustment expenses     6,793     9,218
  Employee benefits                                  -     5,146
  Unrealized investment losses                       -     3,512
----------------------------------------------------------------
                                               163,981   155,761
----------------------------------------------------------------

Deferred tax liabilities:
  EDP software development costs                36,262    46,833
  Deferred policy acquisition costs             16,166     9,465
  Unrealized investment gains                   12,685         -
  Employee benefits                              1,276         -
  Other                                          8,653     3,247
----------------------------------------------------------------
                                                75,042    59,545
----------------------------------------------------------------
Net deferred tax asset                        $ 88,939  $ 96,216
----------------------------------------------------------------

During 2002, the Company had a tax net operating loss of approximately $37.0 million. As of December 31, 2002, the Company has a tax net operating loss carryforward of approximately $367.3 million for regular tax purposes of which approximately $104.6 million expires in the year 2009 and $262.7 million expires on or after 2011; and an alternative minimum tax credit carryforward of $9.5 million. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. The Company believes that because of tax planning strategies available, it is more likely than not that the Company will realize the full benefit of its deferred tax assets. Accordingly, no valuation allowance has been established.

NOTE 6. DEFERRED POLICY ACQUISITION COSTS
-----------------------------------------

Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations:

Years Ended December 31,                                 2002        2001       2000
---------------------------------------------------------------------------------------
Deferred policy acquisition costs, beginning of year  $  30,631   $  25,228   $ 25,900
Acquisition costs deferred                              139,201     107,961     90,714
Acquisition costs amortized and charged to income
  during the year                                      (123,642)   (102,558)   (91,386)
---------------------------------------------------------------------------------------
Deferred policy acquisition costs, end of year        $  46,190   $  30,631   $ 25,228
---------------------------------------------------------------------------------------

Total advertising costs included in deferred acquisition costs in 2002, 2001 and 2000 were $43.3 million, $18.7 million and $9.7 million, respectively.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 7.  PROPERTY AND EQUIPMENT
-------------------------------

A summary of property and equipment follows:

December 31,                                                        2002       2001
--------------------------------------------------------------------------------------
Furniture and equipment                                           $ 34,936   $ 57,324
Automobiles                                                          2,855      3,593
Leasehold improvements                                               9,716     17,780
Software currently in service                                       25,144     69,589
Software development projects in progress                           66,748     96,848
--------------------------------------------------------------------------------------
Subtotal                                                           139,399    245,134
Less accumulated depreciation, including $14,927 and $19,827 for
  software currently in service                                    (52,125)   (66,462)
--------------------------------------------------------------------------------------
                                                                  $ 87,274   $178,672
--------------------------------------------------------------------------------------

Depreciation expense on software currently in service was $9.6 million, $10.4 million and $4.1 million in 2002, 2001 and 2000, respectively. Substantially all software development projects in progress are expected to be completed by 2004.

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The transaction is accounted for as a capital lease under FAS 13 - Accounting for Leases, as amended by FAS 28 - Accounting for Sales with Leasebacks. The agreement calls for an interest-only payment on February 14, 2003, of $0.3 million and, commencing at the same date, 59 monthly payments of approximately $1.2 million with a bargain purchase option at the end of the term. At December 31, 2002, the remaining minimum lease payments were $ 68.8 million.

A summary of future minimum lease payments under the capital lease follows:

               2003                                     $12,799
               2004                                      13,962
               2005                                      13,962
               2006                                      13,962
               2007                                      13,962
               ------------------------------------------------
               Net minimum lease payments                68,647
               Less: amount representing interest         8,647
               ------------------------------------------------
               Present value of minimum lease payments  $60,000
               ------------------------------------------------

The lease includes a covenant that if statutory surplus falls below $300.0 million, or if the net premiums written to surplus ratio is greater than 3.8:1, or if AIG is no longer a majority stockholder, the Company will either deliver a letter of credit to the lessor or pay the lessor all rent and other sums due and unpaid as of the first rent payment date following the occurrence of one of the above.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 8.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------

The following analysis provides a reconciliation of the activity in the reserve for unpaid losses and loss adjustment expenses:

Years Ended December 31,                              2002       2001       2000
-----------------------------------------------------------------------------------
At beginning of year:
  Reserve for losses and LAE, gross of reinsurance  $349,290   $298,436   $276,248
  Reinsurance recoverable                            (23,512)   (31,483)   (32,850)
  Acquisition of 21st of Arizona                       6,749          -          -
-----------------------------------------------------------------------------------
  Reserve for losses and LAE, net of reinsurance     332,527    266,953    243,398
-----------------------------------------------------------------------------------
  Losses and LAE incurred, net of reinsurance:
    Current year                                     754,299    718,229    704,365
    Prior years                                       72,358    118,007     45,023
-----------------------------------------------------------------------------------
  Total                                              826,657    836,236    749,388
-----------------------------------------------------------------------------------
  Losses and LAE paid, net of reinsurance:
    Current year                                     513,738    506,294    498,602
    Prior years                                      281,788    271,117    227,231
-----------------------------------------------------------------------------------
  Total                                              795,526    777,411    725,833
-----------------------------------------------------------------------------------
At end of year:
  Reserve for losses and LAE, net of reinsurance     363,658    325,778    266,953
  Reinsurance recoverable                             20,351     23,512     31,483
-----------------------------------------------------------------------------------
  Reserve for losses and LAE, gross of reinsurance  $384,009   $349,290   $298,436
-----------------------------------------------------------------------------------

The provision for losses and LAE recorded in 2002 and 2001 for insured events of prior years primarily resulted from the Company's recognition of earthquake losses under SB 1899, as discussed in Note 16 of the Notes to Consolidated Financial Statements, and from the Company's under-estimate of changes in personal auto loss severity trends that became apparent in 2001. The loss and LAE provision recorded in 2000 for insured events of prior years primarily resulted from the Company's over-estimate in 1999 of the beneficial effect on loss costs of laws passed in prior years that limited the ability of uninsured motorists and drunk drivers to collect non-economic damages.

Accounting for losses and LAE is highly subjective because these costs must be estimated, often weeks, months or even years in advance of when the payments actually are made to claimants, attorneys, claims personnel and others involved in the claims settlement process. At the time of sale of an auto policy, for example, the number of claims that will happen is unknown, and so is the ultimate amount it will take to settle them.

Accounting principles require insurers to record estimates for loss and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires the Company to estimate both the number of accidents that may have occurred (called "frequency") and the ultimate amount of loss and LAE (called "severity") related to each accident. The Company employs experts called "actuaries" who are professionally trained and certified in the process of establishing estimates for frequency and severity. From time to time, external actuarial experts are engaged from consulting firms to review the work of the Company's actuaries.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


Management believes that, given the inherent variability in the estimates, the Company's reserves are within a reasonable and acceptable range of adequacy. However, because reserve estimates are necessarily subject to the outcome of future events, changes in estimates are unavoidable in the property and casualty insurance business. These changes sometimes are referred to as "loss development" or "reserve development."

Quarterly, the Company's actuaries prepare a new evaluation of loss and LAE indications by accident year, and the Company assesses whether there is a need to adjust reserve estimates pertaining to previous accounting periods. As claims are reported and settled and as other new information becomes available, changes in estimates are made and are included in earnings of the period of the change.

The increases in prior accident year estimates recorded in each of the past three years, net of applicable reinsurance, are summarized below:

For the years ended December 31,   2002      2001     2000
------------------------------------------------------------
Personal auto                     $16,200  $ 45,742  $42,178
Homeowner and Earthquake           56,158    72,265    2,845
------------------------------------------------------------
                                  $72,358  $118,007  $45,023
------------------------------------------------------------

The following table shows unpaid losses and LAE on a gross and net basis:

                                    2002               2001
                            ------------------  ------------------
December 31,                 GROSS      NET      Gross      Net
------------------------------------------------------------------
Unpaid Losses and LAE
  Personal auto lines       $333,113  $320,032  $301,985  $280,781
  Homeowner and earthquake    50,896    43,626    47,305    44,997
------------------------------------------------------------------
Total                       $384,009  $363,658  $349,290  $325,778
------------------------------------------------------------------

The $31.1 million increase in the gross auto reserves for the year ended December 31, 2002, is comprised of $4.9 million due to the consolidation of 21st of Arizona, growth in reserves attributable to the higher number of insured automobiles of approximately $9.0 million, approximately $7.3 million relating to the effects of higher average loss costs and approximately $9.9 million for strengthening of prior accident year reserves.

NOTE 9.  REINSURANCE
--------------------

In the third quarter of 2002, the Company entered into a catastrophe reinsurance agreement on its auto lines with AIG subsidiaries, Folksamerica Reinsurance Company and Transatlantic Reinsurance Company, which reinsures any covered events up to $30.0 million in excess of $15.0 million.

Effective September 1, 2002, the Company entered into an agreement to cancel future cessions under its quota share reinsurance treaty with AIG subsidiaries resulting in a one time pre-tax charge of $0.9 million. The treaty would have ceded 4% of premiums to AIG subsidiaries in the remainder of 2002 and 2% in 2003. The majority of the Company's reinsurance receivables are due from AIG subsidiaries.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


The following summarizes the approximate percentage of business retained and ceded under various reinsurance programs with AIG subsidiaries and unrelated insurers. Most programs provide for ceding commissions that approximate the Company's direct policy acquisition costs and other operating expenses.

                                            Contracts Incepting During
                                            ---------------------------
                                             2002      2001      2000
-----------------------------------------------------------------------
AUTO POLICIES
  Retained                                      97%       94%       92%
  Ceded                                          3%        6%        8%
  Catastrophe cover excess $15 million     $30,000         -         -
HOMEOWNER POLICIES(1)
  Retained                                       -        94%       92%
  Ceded                                        100%        6%        8%
  Catastrophe cover excess $10 million(2)        -   $75,000   $65,000
PUP POLICIES
  Retained                                      10%       16%       37%
  Ceded                                         90%       84%       63%

Reinsurance coverages related to historical earthquake losses have been exhausted.

The effect of reinsurance on premiums written and earned is as follows:

                                  2002                  2001                  2000
                          ----------------------------------------------------------------
Years Ended December 31,   WRITTEN    EARNED     Written    Earned     Written    Earned
------------------------------------------------------------------------------------------
Gross                     $998,248   $971,059   $929,315   $929,361   $910,720   $906,903
Ceded                      (32,949)   (46,500)   (60,360)   (65,216)   (78,593)   (81,417)
------------------------------------------------------------------------------------------
Net                       $965,299   $924,559   $868,955   $864,145   $832,127   $825,486
------------------------------------------------------------------------------------------

Gross losses and loss adjustment expenses have been reduced by reinsurance ceded as follows:

Years Ended December 31,                              2002       2001       2000
-----------------------------------------------------------------------------------
Gross losses and loss adjustment expenses incurred  $870,402   $893,139   $824,714
Ceded losses and loss adjustment expenses incurred   (43,745)   (56,903)   (75,326)
-----------------------------------------------------------------------------------
Net losses and loss adjustment expenses incurred    $826,657   $836,236   $749,388
-----------------------------------------------------------------------------------

At December 31, 2002 and 2001, the Company's reinsurance recoverables, net of payables, from AIG subsidiaries were $18.4 million and $38.8 million, respectively.

NOTE 10.  EMPLOYEE BENEFIT PLANS
--------------------------------

The Company sponsors a contributory savings and security plan for eligible employees. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee. Contributions charged against operations were $4.2 million, $4.0 million and $3.1 million in 2002, 2001 and 2000, respectively. The plan offers a variety of investment types among which employees exercise complete


---------------
1    The Company's homeowner policies do not include any earthquake coverage.
2 This catastrophe coverage does provide protection from the potential for fire following an earthquake and other catastrophes.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


discretion as to choice and investment duration, including any amounts the employee elects to invest in Company common stock.

The Company sponsors non-contributory defined benefit pension plans, which cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan. For other eligible employees, the pension benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. At December 31, 2002, the pension plans' assets were comprised of 21% fixed income securities, 58.9% stock index mutual funds and 20.1% cash. Other information regarding the Company's defined benefit pension plans follows:

Years Ended December 31,                                                 2002       2001
-------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                              $ 68,943   $ 58,257
  Service cost                                                            3,788      3,508
  Interest cost                                                           5,008      4,554
  Plan amendments                                                           553          -
  Actuarial loss                                                          2,523      5,254
  Benefits paid                                                          (2,131)    (2,630)
-------------------------------------------------------------------------------------------
Benefit obligation at end of year                                        78,684     68,943
-------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year                         45,544     43,011
  Actual return on plan assets net of expenses                           (6,661)    (1,245)
  Employer contributions                                                 21,524      6,408
  Benefits paid                                                          (2,131)    (2,630)
-------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                 58,276     45,544
-------------------------------------------------------------------------------------------
Reconciliation of funded status:
  Funded status                                                         (20,408)   (23,399)
  Unrecognized net loss                                                  33,074     20,707
  Unrecognized transition obligation                                          -        182
  Unrecognized prior service cost                                           807        670
-------------------------------------------------------------------------------------------
Net pension asset (liability) recognized at year end                     13,473     (1,840)
-------------------------------------------------------------------------------------------
Amounts recognized in the statement of financial position consist of:
  Prepaid pension cost - qualified plan                                  18,449      1,167
  Accrued benefit liability - nonqualified plan                          (4,976)    (3,007)
  Additional minimum liability - nonqualified plan                       (3,058)    (9,090)
  Intangible asset                                                          766        852
  Accumulated other comprehensive income, pre-tax                         2,292      8,238
-------------------------------------------------------------------------------------------
Net pension asset (liability) recognized at year end                   $ 13,473   $ (1,840)
-------------------------------------------------------------------------------------------

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


Years Ended December 31,                              2002   2001
------------------------------------------------------------------
Weighted-average assumptions used in determining the
amounts above:
  Discount rate                                       6.75%  7.00%
  Expected return on plan assets                      8.50%  8.50%
  Rate of compensation increase                       5.60%  5.60%
------------------------------------------------------------------

Net pension costs were comprised of the following:

Years Ended December 31,                              2002      2001      2000
--------------------------------------------------------------------------------
Service cost                                        $ 3,788   $ 3,509   $ 2,966
Interest cost                                         5,008     4,554     4,135
Expected return on plan assets                       (4,193)   (3,737)   (3,672)
Amortization of unrecognized transition obligation      181       181       181
Amortization of prior service cost                      105       233       338
Amortization of net loss                              1,012       394       138
--------------------------------------------------------------------------------
                                                    $ 5,901   $ 5,134   $ 4,086
--------------------------------------------------------------------------------

NOTE 11.  OPERATING LEASE COMMITMENTS
-------------------------------------

The Company leases office space in Woodland Hills, California. The lease expires in February 2015 and may be renewed for two consecutive five-year periods. The Company also leases automobiles and office equipment as well as office space in several other locations throughout California, primarily for claims services. Minimum rental commitments under the Company's lease obligations are as follows:


                2003        $ 17,079
                2004          16,287
                2005          15,718
                2006          14,201
                2007          12,731
                Thereafter    92,895
                --------------------
                            $168,911
                --------------------

Rental expense charged to operations for the years ended December 31, 2002, 2001 and 2000 was $16.4 million, $15.6 million and $15.5 million, respectively.

NOTE 12.  CAPITAL STOCK
-----------------------

The Company is authorized to issue up to 500,000 shares of preferred stock, $1 par value, and 376,126 shares of Series A convertible preferred stock, $1 par value, none of which were outstanding at December 31, 2002 or 2001.

Shares of common stock issued pursuant to the exercise of employee stock options and restricted stock grants were 69,657 in 2002, 39,893 in 2001 and 234,300 in 2000. Shares of common stock repurchased by the Company in 2000 numbered 883,400. No shares were repurchased in 2002 or 2001.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 13.  STOCK-BASED COMPENSATION
----------------------------------

1995 STOCK OPTION PLAN
The aggregate number of common shares authorized under the plan currently is limited to 10,000,000. At December 31, 2002, 4,382,232 common shares remain available for future grants. The plan has been approved by the Company's stockholders, and all options granted have ten-year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods.

Exercise prices for options outstanding at December 31, 2002, ranged from $12.41 to $29.25. The weighted-average remaining contractual life of those options is
7.59 years.

A summary of the Company's stock option activity and related information follows:

                                                     Weighted-
                                       Number of      Average
                                        Options    Exercise Price
-----------------------------------------------------------------
Options outstanding January 1, 2000    2,048,063            21.24
Granted in 2000                        1,034,925            19.97
Exercised in 2000                       (100,682)           16.73
Forfeited in 2000                       (135,582)           22.43
-----------------------------------------------------------------
Options outstanding December 31, 2000  2,846,724            20.88
Granted in 2001                        1,854,079            18.09
Exercised in 2001                        (79,901)           15.60
Forfeited in 2001                       (620,964)           20.51
-----------------------------------------------------------------
Options outstanding December 31, 2001  3,999,938            19.75
Granted in 2002                        1,523,708            16.09
Exercised in 2002                        (86,881)           16.46
Forfeited in 2002                       (294,865)           18.93
-----------------------------------------------------------------
Options outstanding December 31, 2002  5,141,900            18.77
-----------------------------------------------------------------

Options exercisable numbered 2,574,577 at the end of 2002, 1,803,917 at the end of 2001 and 1,486,201 at the end of 2000.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma net (loss) income and (loss) earnings per share as if the Company had accounted for its employee stock options under the fair value method. The Company's pro forma information using the Black-Scholes valuation model follows:

Years Ended December 31,                                   2002       2001      2000
--------------------------------------------------------------------------------------
Estimated weighted-average of the fair value
  of options granted                                     $   6.33   $   6.36   $  6.72
Pro forma net (loss) income                               (17,654)   (30,738)   11,902
Pro forma (loss) earnings per share - basic and diluted     (0.21)     (0.36)     0.14

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using the following assumptions:

Years Ended December 31,                          2002      2001      2000
----------------------------------------------------------------------------
Risk-free interest rate:
  Minimum                                          3.75%     4.73%     5.93%
  Maximum                                          4.79%     5.28%     6.82%

Dividend yield                                     2.49%     2.50%     2.50%

Volatility factor of the expected market price
of the Company's common stock:
  Minimum                                          0.35      0.33      0.20
  Maximum                                          0.38      0.34      0.32

Weighted-average expected life of the options   8 YEARS   8 years   8 years

RESTRICTED SHARES PLAN
The Restricted Shares Plan, which was approved by the Company's stockholders, currently provides for grants of up to 1,421,920 shares of common stock to be made available to key employees. Twenty percent of the number of shares granted vest on the anniversary date of each of the five years following the year of grant. Upon issuance of grants under the plan, unearned compensation equivalent to the market value on the date of grant is charged to common stock and subsequently amortized in equal monthly installments over the five-year vesting period of the grant. Total amortization expense relating to the Restricted Shares Plan was $0.5 million, $0.7 million and $0.2 million in 2002, 2001 and 2000, respectively. Unamortized restricted stock grants totaled $1.0 million, $1.8 million and $3.3 million at the end of 2002, 2001 and 2000, respectively.

A summary of grants under the plan from 2000 through 2002 follows:

                                 Common      Market Price Per
                                 Shares   Share on Date of Grant
-----------------------------------------------------------------
Outstanding, January 1, 2000     49,275
Granted in 2000                 160,175           $18.67
Vested and distributed in 2000   (9,855)
Canceled or forfeited           (23,457)
----------------------------------------
Outstanding, December 31, 2000  176,138
Granted in 2001                       -
Vested and distributed in 2001  (33,039)
Canceled or forfeited           (40,008)
----------------------------------------
Outstanding, December 31, 2001  103,091
Granted in 2002                       -
Vested and distributed in 2002  (25,629)
Canceled or forfeited           (17,224)
----------------------------------------
Outstanding, December 31, 2002   60,238
----------------------------------------

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


A summary of securities issuable and issued for both the 1995 Stock Option Plan and the Restricted Shares Plan at December 31, 2002, follows:

                                                         1995 Stock    Restricted
AMOUNTS IN THOUSANDS                                    Option Plan   Shares Plan
----------------------------------------------------------------------------------
Total securities authorized                                  10,000         1,422
Number of securities issued                                    (476)         (128)
Number of securities issuable upon the exercise of all
  outstanding options and rights                             (5,142)            -
Number of securities forfeited                               (1,236)          (64)
Number of securities forfeited and returned to plan           1,236             -
----------------------------------------------------------------------------------
Number of securities remaining available for future
  grants under each plan                                      4,382         1,230
----------------------------------------------------------------------------------

NOTE 14.  STATUTORY FINANCIAL DATA
----------------------------------

Statutory surplus and statutory net (loss) income for the Company's insurance subsidiaries were as follows:

Years Ended December 31,       2002       2001       2000
-----------------------------------------------------------
Statutory surplus            $397,381   $393,119   $475,640
Statutory net (loss) income   (39,771)   (53,157)    11,069

The Company's insurance subsidiaries file financial statements prepared in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by domestic insurance regulatory agencies. The Company's SAP-basis financial statements differ from those prepared in accordance with GAAP primarily because certain assets recognized under GAAP are treated as nonadmitted under SAP, such as deferred policy acquisition costs, most of the Company's property and equipment and a portion of deferred income taxes. Further, under SAP, all bonds are carried at amortized cost and unpaid losses, loss adjustment expenses and unearned premium reserves are presented net of reinsurance. The following table reconciles consolidated GAAP net (loss) income to statutory net (loss) income.

Years Ended December 31,                         2002       2001       2000
-----------------------------------------------------------------------------
Net (loss) income - GAAP basis                 $(12,256)  $(27,568)  $12,945
Deferred federal income tax benefit             (10,816)   (19,418)   (3,962)
Change in deferred policy acquisition costs     (19,032)    (1,816)   (2,921)
Net (loss) income from non-insurance entities     4,319     (4,355)    5,007
Other, net                                       (1,986)         -         -
-----------------------------------------------------------------------------
Net (loss) income - SAP basis                  $(39,771)  $(53,157)  $11,069
-----------------------------------------------------------------------------

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


The following table reconciles consolidated GAAP stockholders' equity to statutory surplus.

Years Ended December 31,                                                 2002        2001
--------------------------------------------------------------------------------------------
Stockholders' equity - GAAP                                           $ 655,608   $ 659,306
Assets/gains (liabilities/losses) recognized under GAAP but not under SAP:
    Non admitted deferred tax assets                                   (125,088)   (116,057)
    Deferred tax liabilities relating to items nonadmitted under SAP     55,483      74,683
    Intercompany receivables                                            (13,500)          -
    Fixed assets                                                        (16,797)   (100,775)
    Deferred policy acquisition costs                                   (46,190)    (30,631)
    Prepaid pension costs and intangible pension asset                  (19,215)          -
    Unrealized (losses) gains on bonds                                  (38,582)     (3,411)
    Other prepaid expenses                                               (7,478)     (6,425)
    Equity in non-insurance entities                                    (45,117)    (84,260)
    Salvage and subrogation receivable                                   (1,030)          -
    Other, net                                                             (713)        689
--------------------------------------------------------------------------------------------
Statutory Surplus                                                     $ 397,381   $ 393,119
--------------------------------------------------------------------------------------------

The Company is also regulated by the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Many transactions that are defined to be of an "extraordinary" nature may not be effected without the prior approval of the CDI. In addition, there are limits on the insurance subsidiaries' dividend paying capacity. In 2003, the Company estimates that its insurance subsidiaries have capacity to pay approximately $21.6 million in dividends to their parent without prior approval of the CDI.

Effective January 1, 2001, the State of California required that domiciliary insurance companies prepare their statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (Codification). As a result of adopting the Codification, the Company's statutory capital and surplus increased by approximately $35 million in 2001, mainly due to the treatment accorded previously nonadmitted deferred tax assets.

NOTE 15.  LITIGATION
--------------------

In the normal course of business, the Company is named as a defendant in lawsuits related to claim and insurance policy issues, both on individual policy files and by class actions seeking to attack the use of various databases, vendors and claims practices generally. Many suits seek generally unspecified extracontractual and punitive damages as well as contractual damages far in excess of the Company's estimates. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits. It denies liability for any such alleged damages and believes that it has a number of valid defenses to the litigation. The Company has not established reserves for potential extracontractual or punitive damages, or for damages in excess of estimates the Company believes are correct and reasonable. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


Other than possibly for the contingencies discussed below, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows.

On December 9, 2002, the Company commenced an arbitration proceeding against Computer Sciences Corporation ("CSC") arising out of CSC's obligation to provide insurance company information technology software and other software programs to the Company. CSC has filed a counterclaim in the proceeding. In the third quarter of 2002, the Company wrote off $37.2 million of its investment in CSC software. The arbitration will be conducted in accordance with the rules of the American Arbitration Association.

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People of the State of California ex rel. Bill Lockyer, Attorney General et al. The court determined that the Company's April 21, 1999, settlement with the California Department of Insurance ("CDI") with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the CDI to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The CDI has appealed the ruling.

Bryan Speck, individually, and on behalf of others similarly situated v. 21st
-----------------------------------------------------------------------------
Century Insurance Company, 21st Century Casualty Company, and 21st Century
--------------------------------------------------------------------------
Insurance Group, was filed on June 20, 2002 in Los Angeles Superior Court.  The
---------------
plaintiff seeks national class action certification, injunctive relief, and
unspecified actual and punitive damages.   The complaint contends that 21st
Century uses "biased" software in determining the value of total-loss automobiles. The plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures. 21st Century and other carriers allegedly subscribe to the programs to unfairly reduce claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. 21st Century intends to vigorously defend the suit with other defendants in the coordinated proceedings.

Thomas Theis, on his own behalf and on behalf of all others similarly situated
------------------------------------------------------------------------------
v. 21st Century Insurance, was filed on June 17, 2002 in Los Angeles Superior
-------------------------
Court. Plaintiff seeks national class action certification, injunctive relief and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, 21st Century uses a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area. The plaintiff alleges that the adjusted amount is "predetermined" and "biased," creating an unfair pretext for reducing claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. 21st Century intends to vigorously defend the suit with other defendants in the coordinated proceedings.

SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's first constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court refused to hear the Company's case (see Note 16 of the Notes to Consolidated Financial Statements). A subsidiary of the Company, 21st Century Casualty Company, filed a new challenge to the constitutionality of SB 1899 on February 13, 2003. The viability of this case is being reviewed as a result of a subsequent Ninth Circuit Court

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


of Appeals decision. The Company currently has lawsuits pending against it in connection with claims under SB 1899; many of these lawsuits have multiple plaintiffs. Damages in excess of the Company's reasonable estimates for these claims could be material individually or in the aggregate.

The Company has filed a civil complaint against California-based Unlimited Adjusting Company ("Unlimited") and its principal Jung Ho Park ("John Park"). The suit alleges Unlimited and John Park illegally induced insureds into filing additional unnecessary and fraudulent claims with the Company stemming from the 1994 Northridge Earthquake. The Company is ultimately seeking up to $10 million in compensatory damages.

In December of 2000, a statute that allowed a tax deduction for the dividends received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board ("FTB") has decided to take the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

The amount of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay, are subject to a wide range of estimates because so many ostensibly long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts. In the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. The range of possible loss, net of federal tax benefit, ranges from close to zero to approximately $20.8 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company believes it has adequately provided for this contingency.

In December 2001, the Company settled, subject to court approval, for a maximum of $4.2 million, all matters related to various overtime pay lawsuits that were filed in the third quarter of 2001. The $4.2 million settlement was charged to operations in the fourth quarter of 2001.

NOTE 16.  NORTHRIDGE EARTHQUAKE
-------------------------------

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court refused to hear the Company's case. In the fourth quarter of 2001, the Company recorded a $50.0 million pre-tax charge for loss and inspection costs but, at that time, it was impracticable to reasonably estimate the legal defense costs associated with previously closed earthquake claims. Based on information available to the Company, the Company recorded an additional $46.9 million pre-tax charge for such legal defense costs in the third quarter of 2002. Earthquake reserves at December 31, 2002, were $39.9 million.

The Company cautions that the recorded estimates for this event are subject to a greater than normal degree of uncertainty for a variety of reasons.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


First, determining in 2001 and subsequently whether alleged damage was caused or exacerbated by a 1994 earthquake is inherently difficult. Company experts and experts representing claimants could have materially different views of both causation and the necessity and cost of a particular method of repair. The purpose of the one-year time period in the policy is precisely to avoid the problems inherent in attempting to adjust stale claims. In the event of a difference of opinion, an expensive mediation or litigation process is needed to obtain resolution. Results from this process, particularly the jury process, are not predictable with precision.

Second, Company adjusters have frequently been prevented from taking recorded statements or examinations under oath of claimants. In many instances, subsequent statements allow adjusters to materially reduce their estimates. It is possible that the litigation discovery process might provide similar results for SB 1899 claims. Similarly, the Company's actions against alleged fraudulent claimants, adjusters, or attorneys, such as the action against Unlimited Adjusting, could favorably impact reserves if claims are proven fraudulent.

Third, more than two-thirds of the Company's remaining earthquake claims are in litigation. Many suits seek extracontractual and punitive damages as well as contractual damages far in excess of the Company's estimates; the Company views such outcomes as being remote. Therefore, a reserve for potential extracontractual or punitive damages has not been established. Extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. In addition, the Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation.

Fourth, additional Northridge Earthquake claims have been filed in 2002 outside of the reporting window established by SB 1899. The Company currently has approximately 40 such claims that are apparently based on alternative legal theories. Thus, the Company could continue to receive additional Northridge Earthquake claims in the future that may require additional reserves.

Finally, actual expenses for legal defense costs are susceptible to a wide range of outcomes depending on a variety of factors including plaintiff strategies, future judicial decisions, the percentage of cases which settle, and the period of time cases remain outstanding before settlement. The possibility of reaching mass settlements of cases with particular attorneys or law firms presents the opportunity to substantially reduce estimates for legal defense costs. On the other hand, the inability to settle a substantial majority of cases for reasonable amounts would materially increase amounts needed for legal defense costs.

Although approximately one-third of the SB 1899 claims are settled, more than two-thirds of the remaining claims are in litigation and thus may prove more difficult to settle.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS
---------------------------------------------------

The summarized unaudited quarterly results of operations were as follows:

Quarters Ended                       March 31,   June 30,    September 30,    December 31,
-------------------------------------------------------------------------------------------
2002
Net premiums earned                  $  215,111  $ 220,191  $      234,666   $     254,591
Net investment income                    11,265     11,384          11,729          11,967
Realized investment gains                 1,663      2,635           3,045           3,048
Net income (loss)                         8,323      9,859         (45,235)         14,797
Earnings (loss) per common share(1)  $     0.10  $    0.11  $        (0.53)  $        0.17
2001
Net premiums earned                  $  214,611  $ 217,366  $      216,631   $     215,537
Net investment income                    11,805     11,561          11,395          11,169
Realized investment gains                 1,116        434             962           2,489
Net income (loss)                         4,922      5,797           2,679         (40,966)
Earnings (loss) per common share(1)  $     0.06  $    0.07  $         0.03   $       (0.48)

Third quarter 2002 and fourth quarter 2001 results were impacted by $46.9 and $50.0 million, respectively, related to earthquake claims arising out of California Senate Bill 1899. In addition, the third quarter of 2002 included a charge of $37.2 million for the write-off of software development costs, and the fourth quarter of 2001 included a charge of $9.6 million associated with workforce reductions and the settlement of litigation matters.


---------------
1    Basic and diluted amounts are the same for all periods presented.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 18.  RESULTS OF OPERATIONS BY LINE OF BUSINESS
---------------------------------------------------

The following table presents premium revenue and underwriting profit (loss) for the Company's insurance lines on a GAAP basis for the years ended December 31.

                                            Homeowner and
                                             Earthquake
                              Personal     Lines in Runoff
2002                         Auto Lines     and All Other      Total
-----------------------------------------------------------------------
Direct premiums written     $   995,794   $          2,454   $ 998,248
Net premiums earned             924,559                  -     924,559
Underwriting profit (loss)       13,383            (58,768)    (45,385)
Loss and LAE ratio                 82.9%               N/M(1)     89.4%
Underwriting ratio                 15.6%               N/M        15.5%
Combined ratio                     98.5%               N/M       104.9%
2001
-----------------------------------------------------------------------
Direct premiums written     $   898,862   $         30,453   $ 929,315
Net premiums earned             838,489             25,656     864,145
Underwriting loss               (24,410)           (77,598)   (102,008)
Loss and LAE ratio                 88.1%             381.6%       96.7%
Underwriting ratio                 14.9%              20.9%       15.0%
Combined ratio                    103.0%             402.5%      111.7%
2000
-----------------------------------------------------------------------
Direct premiums written     $   881,212   $         29,508   $ 910,720
Net premiums earned             803,770             21,716     825,486
Underwriting loss               (39,799)            (2,669)    (42,468)
Loss and LAE ratio                 90.8%              90.9%       90.8%
Underwriting ratio                 14.2%              21.4%       14.4%
Combined ratio                    105.0%             112.3%      105.2%

Personal Auto Lines. The underwriting gain for the personal auto lines was due to a 12.1% increase in the number of insured vehicles, rate increases and the favorable impact on claim frequency of drought conditions that have largely prevailed in Southern California during the past year. The underwriting loss for the personal auto lines decreased by $15.4 million in 2001 compared to 2000 as the effects of rate increases more than offset the effects of a decline in the number of insured vehicles.

Homeowner and Earthquake Lines in Runoff and All Other. The underwriting loss for the homeowner and earthquake lines decreased by $18.8 million in 2002 compared to 2001 and increased $74.9 million in 2001 compared to 2000 due to losses and loss adjustment expenses related to SB 1899. See Notes 8 and 16 of the Notes to Consolidated Financial Statements.


---------------
1    The ratio cannot be calculated, as the denominator is zero.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 (CONTINUED)
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 19.  21ST CENTURY INSURANCE COMPANY OF ARIZONA
---------------------------------------------------

Effective January 1, 2002, the Company acquired AIG's 51% interest in 21st Insurance Company of Arizona (21st of Arizona). The Company previously held a 49% interest in 21st of Arizona, which writes personal auto exclusively in Arizona. The Company's primary purpose in acquiring 21st of Arizona was to provide an additional entity to facilitate the Company's planned expansion into other states.

The purchase price was $4.4 million, which approximated 51% of 21st of Arizona's GAAP book value. No research and development assets were acquired, and no goodwill was recorded.

The purchase agreement included a one-year contingency for subsequent loss and LAE reserve development for 2001 and prior accident years. Under its terms, at December 31, 2002, 33% of any additional loss and LAE development would be reimbursed to the Company by AIG, while a reduction in the loss and LAE development would be paid to AIG. Based on the 2002 year-end results, the amount receivable from AIG is $.05 million.

The following is a summarized balance sheet of 21st of Arizona as of December 31, 2001.

          Investments and cash                      $14,193
          Deferred income taxes                       3,887
          Other assets                                1,455
          -------------------------------------------------
          Total assets                               19,535
          -------------------------------------------------
          Unpaid loss and loss adjustment expenses    6,749
          Unearned premiums                           2,815
          Other liabilities                           1,244
          -------------------------------------------------
          Total liabilities                          10,808
          -------------------------------------------------
          Total equity                              $ 8,727
          -------------------------------------------------

The following table summarizes actual results of the Company and pro forma results as if 21st of Arizona had been consolidated with the Company for the year ended December 31, 2001.

                             Consolidated Results
                           As Reported    Pro Forma
          ------------------------------------------
          Revenue         $    914,078   $  929,576
          Net loss             (27,568)     (28,607)
          Loss per share         (0.32)       (0.34)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 23, 2001, Ernst & Young LLP ("E&Y") was dismissed as the Company's independent auditors. E&Y's reports on the audited financial statements for the year ended December 31, 2000, did not contain adverse, qualified or modified opinions. The change in accountants was recommended by the board of directors. There were no disagreements with E&Y. At the June 6, 2001, stockholder meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement used in connection with the Company's 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K. All related party transactions, which require disclosure, are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED WITH THIS REPORT

     (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are filed as a part of this report:

                                                                            PAGE
       (i)  Report of independent accountants (2002 and 2001);                44
      (ii)  Report of independent auditors (2000);                            45
     (iii)  Consolidated balance sheets - December 31, 2002 and 2001;         46
      (iv)  Consolidated statements of operations - Years ended December 31,
              2002, 2001 and 2000;                                            47
       (v)  Consolidated statements of stockholders' equity - Years ended
              December 31, 2002, 2001 and 2000;                               48
      (vi)  Consolidated statements of cash flows - Years ended December 31,
              2002, 2001 and 2000;                                            49
     (vii)  Notes to consolidated financial statements                        50

     (2)  SCHEDULES
     The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

     Schedule II - Condensed Financial Information of Registrant              75

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

     (3)  EXHIBITS REQUIRED
     The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed herewith:

     3(ii)  Bylaws, as amended                                                82
     23(a)  Consent of Independent Accountants, filed herewith                83
     23(b)  Consent of Independent Auditors, filed herewith                   84
     99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        85

(b)  REPORTS ON FORM 8-K.
The Company filed a Form 8-K on December 31, 2002, announcing the expansion of the Company's Board of Directors from nine to eleven members. Three new directors were named and one former director resigned.

                                                                     SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,                                                                 2002      2001
----------------------------------------------------------------------------------------------
ASSETS
Cash                                                                       $  5,946  $  8,142
Fixed maturities available-for-sale, at fair value                            1,031    44,705
Investment in unconsolidated insurance subsidiaries and affiliates, at
  equity                                                                    610,693   575,047
Other assets                                                                 64,151    84,692
----------------------------------------------------------------------------------------------
Total assets                                                               $681,821  $712,586
----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                                          $  1,708  $      -
Accounts payable and accrued expenses                                           687    24,705
Deferred tax liabilities                                                     10,542         -
Accounts payable to subsidiaries and affiliates, net of receivables          13,276    28,575
----------------------------------------------------------------------------------------------
Total liabilities                                                            26,213    53,280
----------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,431,505 in 2002 and 85,361,848 in 2001             418,984   416,991
Retained earnings                                                           213,067   248,635
Accumulated other comprehensive income (loss)                                23,557    (6,320)
----------------------------------------------------------------------------------------------
Total stockholders' equity                                                  655,608   659,306
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $681,821  $712,586
----------------------------------------------------------------------------------------------

                                                                     SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,                                       2002       2001        2000
---------------------------------------------------------------------------------------------
REVENUES
Dividends received from subsidiaries(1)                      $      -   $  3,076   $ 181,924
Realized investment gains                                         289        706           -
Interest                                                        1,100      4,644         807
---------------------------------------------------------------------------------------------
Total revenues                                                  1,389      8,426     182,731
---------------------------------------------------------------------------------------------
EXPENSES
Loan interest and fees                                              -          -       2,900
General and administrative                                         72         10          77
---------------------------------------------------------------------------------------------
Total losses and expenses                                          72         10       2,977
---------------------------------------------------------------------------------------------
Income before federal income taxes                              1,317      8,416     179,754
Federal income tax (expense) benefit                           (5,436)      (529)        414
---------------------------------------------------------------------------------------------
Net (loss) income before equity in undistributed loss of
  subsidiaries                                                 (4,119)     7,887     180,168
Equity in undistributed loss of subsidiaries                   (8,137)   (35,455)   (167,223)
---------------------------------------------------------------------------------------------
Net (loss) income                                            $(12,256)  $(27,568)  $  12,945
---------------------------------------------------------------------------------------------

(1)  Excludes accrued dividends of $3.1 million at December 31, 2000.

                                                                     SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS
Years Ended December 31,                                      2002       2001        2000
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                           $(12,256)  $(27,568)  $  12,945
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Provision for depreciation and amortization                  2,823      3,350       4,483
  Amortization of restricted stock grants                        506        695         178
  Benefit for deferred income taxes                           (8,730)    (5,700)    (23,794)
  Dividends received from subsidiaries                             -          -      95,000
  Realized gains on sale of investments                         (538)      (709)          -
  Federal income taxes                                        10,542          -           -
  Other assets                                                19,914    (14,051)    117,249
  Other liabilities                                          (37,406)     6,959       2,464
--------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (25,145)   (37,024)    208,525
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital contributed to subsidiaries                           (1,000)         -           -
Net proceeds (purchases) of investments available for sale    43,962     53,864     (94,054)
Net proceeds (purchases) of property and equipment               709     17,475     (33,352)
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           43,671     71,339    (127,406)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repurchase of common stock, net of options exercised               -          -     (16,598)
Proceeds from exercise of options                              1,488      1,233       1,861
Bank loan principal repayment                                      -          -     (67,500)
Dividends paid                                               (22,210)   (27,310)    (40,964)
--------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                        (20,722)   (26,077)   (123,201)
--------------------------------------------------------------------------------------------
Net (decrease) increase in cash                               (2,196)     8,238     (42,082)
Cash and cash equivalents, beginning of year                   8,142        (96)     41,986
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                      $  5,946   $  8,142   $     (96)
--------------------------------------------------------------------------------------------

SIGNATURES OF OFFICERS AND BOARD OF DIRECTORS

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2003         21ST CENTURY INSURANCE GROUP
                             (Registrant)

                             By: /s/ Bruce W. Marlow
                             -----------------------
                             Bruce W. Marlow
                             President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 18th of March, 2003.

SIGNATURE                    TITLE

/s/ Bruce W. Marlow          President and Chief Executive Officer and Director
-------------------------    (Principal Executive Officer)
Bruce W. Marlow


/s/ John M. Lorentz          Controller and Acting Chief Financial Officer
-------------------------    (Principal Accounting Officer and Acting Principal
John M. Lorentz              Financial Officer)


/s/ Robert M. Sandler
-------------------------
Robert M. Sandler            Chairman of the Board


/s/ John B. DeNault, III
-------------------------
John B. DeNault, III         Director


/s/ R. Scott Foster, M.D.
-------------------------
R. Scott Foster, M.D.        Director


/s/ Roxani M. Gillespie
-------------------------
Roxani M. Gillespie          Director


/s/ Jeffrey L. Hayman
-------------------------
Jeffrey L. Hayman            Director


/s/ Fred Martin, Jr.
-------------------------
Fred Martin, Jr.             Director


/s/ James P. Miscoll
-------------------------
James P. Miscoll             Director


/s/ Keith W.Renken
-------------------------
Keith W. Renken              Director

/s/ Gregory M. Shepard
-------------------------
Gregory M. Shepard           Director


/s/ Howard I. Smith
-------------------------
Howard I. Smith              Director

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
------------------------------------------------------

I, Bruce W. Marlow, certify that:

1.   I have reviewed this annual report on Form 10-K of 21st Century Insurance
     Group:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date:  March 18, 2003                    /s/ Bruce W. Marlow
                  --------------           -------------------------------------
                                                      Bruce W. Marlow
                                           President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, John M. Lorentz, certify that:

1.   I have reviewed this annual report on Form 10-K of 21st Century Insurance
     Group:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:  March 18, 2003               /s/  John M. Lorentz
               --------------      ---------------------------------------------
                                                 John M. Lorentz
                                   Controller and Acting Chief Financial Officer
                                          (Principal Accounting Officer
                                      and Acting Principal Financial Officer)

                                                                   EXHIBIT 3(II)


                                  CERTIFICATION


I, Michael J. Cassanego, do hereby certify that:

1. I am the duly elected and acting Secretary of 21st Century Insurance Group, 21st Century Insurance Company and 21st Century Casualty Company, each a California corporation;

2. That at a meeting of the Board of Directors of said corporations, held on the 30th of December, 2002, the following resolutions were adopted:

          RESOLVED, THAT ARTICLE III, SECTION 3.02 OF THE BYLAWS OF 21ST CENTURY INSURANCE GROUP, 21ST CENTURY INSURANCE COMPANY AND 21ST CENTURY CASUALTY COMPANY BE AMENDED TO READ AS FOLLOWS:

          "SECTION 3.02 NUMBER OF DIRECTORS. THE AUTHORIZED NUMBER OF DIRECTORS OF THE CORPORATION SHALL BE ELEVEN."

WITNESS my hand and corporate seal this 25th day of February 2003, at Woodland Hills, California.


                                              21st Century Insurance Group
                                              21st Century Insurance Company
                                              21st Century Casualty Company



February 25, 2003                             /s/  Michael J. Cassanego
                                              ----------------------------------
                                              Michael J. Cassanego
                                              Secretary