Form 10-K/A
period 2002-12-31
21ST CENTURY INSURANCE GROUP
filed 2003-04-29
CIK 100331

FORM 10-K/A    21ST CENTURY INSURANCE GROUP

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

               (818) 704-3700                             WEB SITE: WWW.21ST.COM
               (Registrant's telephone number, including area code)


               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

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

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

               The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices for shares of the Company's Common Stock on March 31, 2003 as reported by the New York Stock Exchange, was approximately $304,000,000.

               On March 31, 2003, the registrant had 85,431,505 shares of common stock outstanding, without par value, which is the Company's only class of common stock.

TABLE OF CONTENTS

                                                                                Page
Description                                                                    Number
-------------------------------------------------------------------------------------

Explanatory Note                                                                    2
Part III                                                                            2
  Item 10. Directors and Executive Officers of the Registrant                       2
  Item 11. Executive Compensation                                                   6
  Item 12. Beneficial Ownership of Securities                                      15
  Item 13. Certain Relationships and Related Transactions                          17
Signatures                                                                         18
Certification of President and Chief Executive Officer                             19
Certification of Chief Financial Officer                                           20
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To
  Section 906 of the Sarbanes-Oxley Act of 2002                                    21

EXPLANATORY NOTE:

This Form 10-K/A of 21st Century Insurance Group (the "Company") amends the Annual Report on Form 10-K of the registrant for the registrant's fiscal year ended December 31, 2002. Specifically, this Form 10-K/A adds Item 10. Directors and Executive Officers of Registrant, Item 11. Executive Compensation, Item 12. Beneficial Ownership of Securities and Item 13. Certain Relationships and Related Transactions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

ROBERT M. SANDLER                                                   AGE 61
DIRECTOR  SINCE  1994
Chairman of the Board of the Company, Executive Vice President, Senior Casualty Actuary and Senior Claims Officer of AIG located in New York, NY.

JOHN B. DE NAULT, III*                                              AGE 55
DIRECTOR SINCE 1988
Chairman of the Board of Omnithruster, Inc. in Orange, CA and private investor with offices in Orange County, CA. He currently serves as vice chairman of the board of Liberty Bank. He is the son of John B. De Nault, former chairman and director of the Company.

R. SCOTT FOSTER, M.D.                                               AGE 62
DIRECTOR SINCE 1986
Ophthalmologist in Stockton, CA and Clinical Professor at Stanford University. He is the son of the late Louis W. Foster, Founder of the Company.

ROXANI M. GILLESPIE                                                 AGE 62
DIRECTOR  SINCE  1998
Partner in the law firm of Barger & Wolen located in San Francisco, CA since 1997. Previously, Ms. Gillespie was a member of the law firm of Buchalter, Nemer, Fields & Younger for 7 years. She was the California Insurance Commissioner from 1986 to 1991.

JEFFREY L. HAYMAN                                                   AGE 40
DIRECTOR  SINCE  2002
Mr. Hayman joined AIG in 1998 and is currently Senior Vice President Direct Marketing - Asia. From 1983 to 1998, Mr. Hayman served in various positions with Travelers Property & Casualty Company. Mr. Hayman is a Chartered Financial Consultant and Chartered Life Underwriter.

BRUCE W. MARLOW                                                     AGE 54
DIRECTOR  SINCE  2000
Vice Chairman of the Board, Chief Executive Officer and President of the Company. Prior to joining the Company in February 2000, Mr. Marlow was employed by Allstate Corporation, since 1999, as Senior Vice President and President of its Independent Agency Markets subsidiary. Before retiring for three years, he served Progressive Corporation from 1978-96, holding various positions including Chief Operating Officer from 1988-1996.

FRED J. MARTIN, JR.*                                                AGE 70
DIRECTOR  SINCE  2002
Retired as Senior Vice President and Director of Governmental Relations of Bank of America in 1993. Mr. Martin currently serves as a Visiting Scholar, Institute of Governmental Studies, University of California, Berkeley.

JAMES P. MISCOLL                                                    AGE 68
DIRECTOR  SINCE  1998
Retired as Vice Chairman of Bank of America in 1992. Mr. Miscoll currently serves as Senior Advisor for AIG, and as director of Chela Financial, East West Bank, Encore Productions, MK Gold Company and Westinghouse Air Brake Company.

KEITH W. RENKEN*                                                   AGE 68
DIRECTOR SINCE 2002
Retired as Senior Partner and Chairman, Executive Committee of Southern California, of the public accounting firm Deloitte & Touche in 1992. Mr. Renken currently serves as an Adjunct Professor at the University of Southern California and as a director of East West Bank.

GREGORY M. SHEPARD                                                 AGE 47
DIRECTOR  SINCE  1995
Chairman of the Board and President of American Union Insurance Company ("AUIC") since 1985. Previously, Mr. Shepard also served as Chairman of the Board of Directors and President of Direct Auto Insurance Company, which changed its name to AUIC in 1998, and American Union Financial Corporation, American Union Life Insurance Company, and Direct Auto Indemnity Company, which merged into AUIC in 1998 and 1999. In addition, he was Chairman and President of Illinois Healthcare Insurance Company until 2000.

HOWARD I. SMITH                                                    AGE 58
DIRECTOR  SINCE  1994
Vice President, Chief Financial Officer and Chief Administrative Officer of AIG located in New York, NY. Mr. Smith currently serves as a director of Transatlantic Holdings, Inc., a majority-owned subsidiary of AIG; and International Lease Finance Corporation, a wholly-owned subsidiary of AIG.


*  Indicates  member  of  the  Audit  Committee.

EXECUTIVE OFFICERS

The following is information concerning the executive officers of the Company.

                               Has served
                              As an Officer
Officers of the Company  Age      Since                        Business Background
----------------------------------------------------------------------------------------------------

BRUCE W. MARLOW           54           2000  Chief Executive Officer and President. Prior to joining the  Company  in February 2000, Mr. Marlow was employed
                                             by  Allstate  Corporation,  since  1999, as Senior Vice
                                             President  and  President  of  its  Independent  Agency
                                             Markets subsidiary. Before retiring for three years, he
                                             served  Progressive  Corporation  from 1978-96, holding
                                             various  positions  including  Chief  Operating Officer
                                             from  1988-1996.

RICHARD A. ANDRE          53           1988  Senior  Vice President, Human Resources. Before joining the  Company  in  1988,  Mr.  Andre  was  with Fidelity
                                             National  Title  Insurance Company. Prior to that time,
                                             he  was with Safeco Corporation where he held a variety
                                             of  positions including Vice President of Personnel for
                                             Safeco Title Insurance Company.

MICHAEL J. CASSANEGO      52           1999  Senior  Vice  President, General Counsel and Secretary.
                                             Mr.  Cassanego  joined  the Company in March 1999.  He
                                             previously  was  Vice  President  and  Deputy  General
                                             Counsel  for  Fremont  Compensation  Insurance  Group,
                                             which  he  joined  upon  Fremont's  acquisition  of
                                             Industrial  Indemnity  Company  in  1997. Mr. Cassanego
                                             was  employed  for  21  years with Industrial Indemnity
                                             Company,  serving in several positions including Senior
                                             Vice President, Secretary and General Counsel.

G. EDWARD COMBS           50           2000  Senior  Vice  President, New Business. Mr. Combs joined the  Company  in  2000.  Previously, he was employed by
                                             Progressive  Corporation  for  22  years,  serving  in
                                             various management positions.

MICHAEL A. GOGGIO         37           2001  Vice  President,  Consumer Marketing. Mr. Goggio joined the  Company  in  June 2001. He was previously employed
                                             as  Vice  President  and  Corporate Auditor by GuideOne
                                             Insurance  Group  from  1998  to  2001 and as Assistant
                                             Vice  President  and  Assistant  Controller  at  United
                                             Insurance Company from 1993 to 1998.


                               Has served
                              As an Officer
Officers of the Company  Age      Since                        Business Background
----------------------------------------------------------------------------------------------------

JOHN L. INGERSOLL         37           2001  Vice  President,  New  Customer  Marketing.  Prior  to
                                             joining  the  Company  in  February 2001, Mr. Ingersoll
                                             served  as  President of Netcubator, LLC from September
                                             2000  to February 2001; Senior Vice President of InsWeb
                                             Corporation  from  1999  to  2000;  and  Senior  Vice
                                             President,  Business  Development  of  Countrywide
                                             Financial from 1996 to 1999.

ALLEN LEW                 39           2003  Vice  President  and  Chief Actuary. Mr. Lew joined the
                                             Company  in  April 2003.  He was previously employed by
                                             Allstate  Insurance Company as Director of Pricing from
                                             2001  to  2003;  New England Fidelity Insurance Company
                                             as  Senior  Vice President, Chief Financial Officer and
                                             Treasurer  from  1999  to  2001;  and  Trust  Insurance
                                             Company  in  various  positions,  including Senior Vice
                                             President  and  Chief  Financial  Officer, from 1994 to
                                             1999.

JOHN M. LORENTZ           50           1996  Controller  and  Acting  Chief  Financial Officer.  Mr.
                                             Lorentz  joined  the Company in 1996. He was previously
                                             employed  by Transamerica Financial Services in various
                                             capacities,  including  Vice  President and Controller.

ERIC SAUDI                56           2001  Vice  President,  Customer  Care.  Mr. Saudi joined the
                                             Company  in  July  1978,  serving  in  various  claim
                                             positions,  including  Assistant Vice President. He was
                                             promoted to Vice President in October 2001. He has over
                                             26 years in the insurance industry.

CAREN L. SILVESTRI        49           2000  Vice  President  and  Product  Manager.  Ms.  Silvestri
                                             joined  the  Company  in  1982,  serving  in  various
                                             Positions  in  Marketing,  Operations and Underwriting.
                                             She  has  over  20  years  experience  in the insurance
                                             industry.

DEAN E. STARK             49           1993  Senior  Vice  President,  Claims.  Mr. Stark joined the
                                             Company  in  1979,  serving in numerous claim positions
                                             including  Vice  President.  He  has  over  25 years of
                                             experience in the insurance industry.

SECTION 16(a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of reports furnished to the Company and written representations that no other reports were required during the 2002 fiscal year, all Section 16(a) filing requirements were complied with except as described below:

Directors De Nault, III, Foster, Gillespie, Miscoll, Sandler, Shepard and Smith each failed to file a timely report after receipt of options to purchase 4,000 shares of the Company's stock in 2001 and 2002. Director Gillespie failed to file a timely report after purchase of 2,500 shares of Company stock. Officer Stark failed to file a timely report after sale of 1,200 shares of Company stock. Such untimely filings were inadvertent and the required reports have since been filed.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

For 2002, each outside director of the Company received an annual remuneration of $15,000. All directors received $1,250 for each attended meeting of the Board of Directors. In addition, each committee member received $1,250 for each attended meeting of a committee, if otherwise entitled. No director is entitled to more than $1,250 for any calendar day, regardless of the number of meetings attended on that day. Under the Company's 1995 Stock Option Plan, nonemployee directors each receive an option to purchase 4,000 shares of the Company's Common Stock on the day of each Annual Meeting of Shareholders or the date on which the individual initially becomes a director. The options have an exercise price equal to the fair market value of the underlying shares subject to the option on the date of grant and become exercisable one year after the date of grant.

Effective January 1, 2003, the Board of Directors increased the annual retainer for each outside director to $25,000 and the stipend for each attended meeting to $1,500, subject to the limitation of one payment per calendar day. In addition, each member of the Audit Committee receives an additional annual retainer of $5,000.

Ms. Gillespie is a partner in the law firm of Barger & Wolen who rendered services to the Company currently not exceeding 5% of its gross revenues.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation and the compensation paid during each of the Company's last three years to the Company's Chief Executive Officer and the four highest paid executive officers (the "Named Executives"), based on base salary and bonus earned during 2002.

                                              ANNUAL COMPENSATION                        LONG-TERM COMPENSATION (2)
                                   -----------------------------------------  -------------------------------------------
                                                                                         AWARDS
                                                                              ----------------------------
                                                                               RESTRICTED     SECURITIES      ALL OTHER
                                                             OTHER ANNUAL         STOCK       UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY($)   BONUS($)   COMPENSATION($)(1)  AWARDS($)(3)   OPTIONS(#)(4)      ($)(5)
-------------------------------------------------------------------------------------------------------------------------

Bruce W. Marlow              2002  $  700,000  $ 200,000                      $           -        348,837  $      10,320
CEO, President,              2001     704,327    150,000                                  -        610,571          9,720
Vice Chairman and Director   2000     550,000    250,000                            600,000        100,000         24,919

G. Edward Combs              2002     311,400     80,000                                  -         77,591         16,853
Senior Vice President,       2001     311,181     35,000                                            77,462         20,083
Marketing                    2000     200,000     75,000                            300,000         87,094         58,678

Michael J. Cassanego         2002     284,005     90,000                                  -         71,262         16,504
Senior Vice President,       2001     274,423     41,250                                  -         68,408         17,479
General Counsel & Secretary  2000     245,000     50,000                                  -         69,188         15,656

Dean E. Stark                2002     268,513     80,000                                  -         67,375         14.947
Senior Vice President,       2001     249,230     37,500                                  -         64,676         15,512
Claims                       2000     210,000     50,000                                  -         58,988         12,349

Douglas K. Howell *          2002     307,368          -                                  -         76,993         19,178
Senior Vice President,       2001     213,462     33,750                                  -         63,300         20,607
Chief Financial Officer
* Resigned 2/27/2003         2000           -          -                                  -              -              -
-------------------------------------------------------------------------------------------------------------------------

     (1) For each Named Executive, his Other Annual Compensation was less than $50,000 and 10% of his combined total salary and bonus.

     (2) During 2002, there were no awards of Stock Appreciation Rights, nor were there any Long-Term Incentive Plan payouts.

     (3) Restricted Stock awards are for a five-year period, vesting at 20% per year. During the restriction period, participants are entitled to receive dividends on and may vote for the shares. The following table sets forth the restricted stock award information and the vesting schedule for the named executives.


                                                                         PRESENT VALUE
                       DATE    SHARES    AWARD    SHARES  BALANCE AS    AS OF 12/31/02
                      AWARDED  AWARDED   VALUE    VESTED  OF 12/31/02  $12.52  PER SHARE
----------------------------------------------------------------------------------------

Bruce W. Marlow       2/09/00   32,990  $600,000  13,196       19,794          $ 247,821
G. Edward Combs       5/01/00   15,000   300,000   6,000        9,000            112,680
Michael J. Cassanego  5/25/99   12,735   230,000   7,641        5,094             63,777
Dean E. Stark         5/25/99    9,465   171,000   5,679        3,789             47,438
Douglas K. Howell          --       --        --      --           --                 --
----------------------------------------------------------------------------------------


     (4) Represents the number of shares of the Company's Common Stock for which options were granted under the Company's 1995 Stock Option Plan.
     (5) Includes the following other compensation for each Named Executive for 2002.
          (a)  Imputed  income  of  group  term  life  in  excess  of  $50,000.
          (b) Deferred employer's contribution to the Company's qualified 401(k) Plan and supplemental 401(k) Plan.
          (c)  Moving  expenses.

                        (a)      (b)       (c)    2002 TOTAL
-------------------------------------------------------------
Bruce W. Marlow       $ 2,070  $  8,250  $    --  $    10,320
G. Edward Combs         1,292    15,561       --       16,853
Michael J. Cassanego    1,867    14,637       --       16,504
Dean E. Stark           1,176    13,771       --       14,947
Douglas K. Howell         854    15,350    2,974       19,178
-------------------------------------------------------------
Total                 $ 7,259  $ 67,569  $ 2,974  $    77,802
-------------------------------------------------------------

OPTION GRANTS AND EXERCISES IN 2002

The following table sets forth as to each of the Named Executives information with respect to options granted for the year ended December 31, 2002 and the present value of the options on the date of grant.

                       NUMBER OF    PERCENT OF
                      SECURITIES   TOTAL OPTIONS
                      UNDERLYING    GRANTED TO                                         GRANT DATE
                        OPTIONS    EMPLOYEES IN    EXERCISE PRICE                     PRESENT VALUE
NAME                  GRANTED(1)       2002          ($/SH)(1)      EXPIRATION DATE       $(2)
---------------------------------------------------------------------------------------------------

Bruce W. Marlow           348,837         23.37%          $ 16.03          02/27/12     $ 2,208,138
G. Edward Combs            77,591          5.24%            16.03          02/27/12         491,151
Michael J. Cassanego       71,262          4.82%            16.03          02/27/12         451,088
Dean E. Stark              67,375          4.55%            16.03          02/27/12         426,484
Douglas K. Howell          76,993          5.20%            16.03          02/27/12         487,366
---------------------------------------------------------------------------------------------------


(1) Options were granted to the Named Executives on February 27, 2002. The respective exercise price is equal to the closing price of $16.03 of the Company's Common Stock on the business day immediately preceding the date of grant, as reported in the Wall Street Journal, Western Edition. These options vest in three equal annual installments beginning February 27, 2003.

(2) Present value was calculated using the Black-Scholes option pricing model valued at $6.33. Use of this model should not be viewed in any way as a forecast of the future performance of the Company's Common Stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon certain assumptions as to variables, including expected stock price volatility of .36, an annual interest rate of 4.79%, a dividend yield of 2.50% for the options granted on February 27, 2002, and an expected term of eight years.

DECEMBER 31, 2002 OPTION VALUES

The following table provides information as to the value of options held by each of the Named Executives at December 31, 2002.

AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED

DECEMBER 31, 2002 AND DECEMBER 31, 2002 OPTION VALUES

                                                       NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-THE-
                                                      UNDERLYING UNEXERCISED       MONEY OPTIONS AT DEC. 31,
                       SHARES ACQUIRED    VALUE      OPTIONS AT DEC. 31, 2002               2002
                         ON EXERCISE     REALIZED              (#)                         ($)(1)
NAME                         (#)           ($)      EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------
Bruce W. Marlow               -            $ -          357,629        701,779      $ -              $ -
G. Edward Combs               -              -           83,884        158,263        -                -
Michael J. Cassanego          -              -           88,929        139,929        -                -
Dean E. Stark                 -              -          125,885        130,154        -                -
Douglas K. Howell             -              -           21,000        119,193        -                -
---------------------------------------------------------------------------------------------------------------

(1) In accordance with SEC reporting requirements, values of both exercisable and unexercisable options are based on the difference between the exercise price of each option and $12.52, the closing price of the Company's Common Stock on December 31, 2002 as reported in the Wall Street Journal, Western Edition.

COMPENSATION COMMITTEE REPORT ON

EXECUTIVE MANAGEMENT COMPENSATION

The Compensation Committee, consisting of nonemployee directors Robert M. Sandler, John B. De Nault, III, Jeffrey L. Hayman, R. Scott Foster, James P. Miscoll and Gregory M. Shepard, has furnished the following report on executive compensation:

GENERAL COMPENSATION POLICY

The Board of Directors' fundamental policy has been to offer the Company's executive officers competitive compensation opportunities based in large part upon their contributions to the success of the Company, and upon their personal performance. The Company believes in compensating its executives for demonstrated and sustained levels of performance in their individual jobs. The achievement of higher levels of performance and contribution is rewarded by higher levels of compensation. In November 2000, the Board of Directors, pursuant to the recommendations of the Equity Based Compensation and Compensation Committees, revised the criteria for short-term compensation and long-term incentives for its officers.

The compensation package is comprised of these three elements:

- base salary, perquisites and other personal benefits designed principally to be competitive with relevant compensation levels in the industry;

- short-term cash compensation based upon performance levels achieved in relation to pre-established target levels; and

- long-term incentive plan providing only stock option grants to its officers also based upon their performance levels.

Some of the more important factors, which the Board considered in establishing the components of each executive officer's compensation package for the 2002 fiscal year, are summarized below.

BASE SALARY. Base salary for each officer is set subjectively, after reviewing personal performance, internal comparability considerations and salary levels in effect for comparable positions in the market place. The Company uses salary survey information to assign a salary grade range to each position, including executive officers. Salary range midpoints are targeted at the 50th percentile of like business enterprises in the same geographic area, if possible.

Salary recommendations for the year were based in part upon advice provided by outside consultants and salary survey information published by the National Association of Independent Insurers, SNL Executive Compensation Review for Insurance Companies, and Sibson & Company. The Committee believes that information provided by these groups presents a broadly based cross-section of insurance company compensation practices. Individual salary adjustments for executive officers were based upon analysis of base salary levels, effectiveness of performance, changes in job responsibilities and a subjective assessment of their personal contributions to the effectiveness of the organization as a whole. All of the factors enumerated were applied in a subjective, non-quantitative manner to establish an executive officer's base salary. The peer group examined when establishing these compensation levels is different from the industry group utilized in the Shareholder Return Performance Graph shown on page 11.

SHORT-TERM COMPENSATION. Variable payments for the officers are based upon the enhancement of value to the shareholders and customers as measured by pre-established targets relative to the Company's revenue growth rate and GAAP combined ratio.

LONG-TERM INCENTIVE COMPENSATION. In 1995, the Compensation Committee concluded that a stock option plan would improve the linkage between shareholder value and executive compensation. Upon this Committee's recommendation, the Board of Directors adopted the 1995 Stock Option Plan. Shareholders approved the plan and amendments thereto at the 1995, 1997 and 2000 Annual Meetings. Executives and key employees are eligible to receive stock options from time to time, giving them the right to purchase shares of the Company's Common Stock at a specified price in the future. The Plan is currently administered by the Compensation Committee, which has authority to select optionees and to determine the number of shares granted to them.

RETENTION AGREEMENTS. In order to retain certain members of management, the Company entered into retention agreements with four senior officers. The Board of Directors has approved these agreements to minimize the distractions or concerns executives may have regarding substantial or adverse changes at the Company. Effective April 1, 2003, retention agreements were entered into with Richard A. Andre, Michael J. Cassanego, G. Edward Combs and Dean E. Stark.

CEO COMPENSATION. Bruce W. Marlow's annual salary of $700,000 was established by the Board of Directors upon recommendation of the Compensation Committee and took into account the fact that he would hold the offices of Chief Executive Officer and President. For year 2002, Mr. Marlow was awarded 348,837 stock options under the 1995 Stock Option Plan and a cash bonus of $200,000 for services rendered in 2002, based upon an evaluation by the Compensation Committee of his year 2002 performance. In addition to subjective factors, the factors considered for both salary and bonus consideration included the Company's overall underwriting performance as measured by its GAAP combined ratio.

The Compensation Committee's recommendations as outlined in this report have been submitted to, reviewed and approved by the Board of Directors.

The Company has reviewed Section 162(m) of the Internal Revenue Code which generally limits the deduction of compensation paid to a company's Chief
Executive Officer and each of the other four highest compensated executive officers to $1,000,000 for each individual, with certain exceptions. The Company's deductions for compensation paid during 2002 were not limited by
Section 162(m). None of the compensation deduction attributable to stock options granted by the Company is limited by this section, but compensation deductions attributable to restricted stock grants, generally equaling the fair market value of the underlying stock on the date of vesting, do not qualify as an exception. The deductibility of compensation attributable to restricted stock grants or other forms of compensation paid by the Company may be limited in the future. While the Compensation Committee considers Section 162(m) in evaluating compensation of executive officers, it is only one of several factors considered in arriving at a compensation package.

Submitted by the Compensation Committee.

Robert M. Sandler
John B. De Nault, III
Jeffrey L. Hayman
R. Scott Foster
James P. Miscoll
Gregory M. Shepard


COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

As indicated above, the Company's Compensation Committee consists of Robert M. Sandler, John B. De Nault, III, Jeffrey L. Hayman, R. Scott Foster, James P. Miscoll and Gregory M. Shepard. No Committee member is or was an officer or employee of the Company or any of its subsidiaries.

Bruce W. Marlow, Director and Chief Executive Officer also participated in deliberations concerning executive officers' compensation during 2002, other than his own. Mr. Marlow has been Chief Executive Officer and a director since February 9, 2000.

SHAREHOLDER RETURN PERFORMANCE GRAPH


Set forth below is a line graph comparing the cumulative total shareholder return on the Company's common stock against the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's Property & Casualty Insurance Index for the period of five years commencing December 31, 1997 and ending December 31, 2002. The graph and table assume the $100 was invested on December 31, 1997 in each of the Company's common stock, the Standard & Poor's 500 Stock Index and the Standard & Poor's Property & Casualty Insurance Index, and that all dividends were reinvested. This data was furnished by Research Data Group, Inc.


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
             AMONG 21ST CENTURY INSURANCE GROUP THE S & P 500 INDEX
                AND THE S & P PROPERTY & CASUALTY INSURANCE INDEX

                               [GRAPHIC OMITTED]



                    1997    1998    1999    2000    2001   2002
-----------------  ------  ------  ------  ------  ------  -----

21st Century (TW)  100.00   91.18   78.60   59.61   82.83  54.31
S&P 500            100.00  128.58  155.64  141.46  124.65  97.10
S&P  P&C           100.00   93.37   69.57  108.42   99.72  88.73

RETIREMENT PLANS

PENSION PLAN

The Company's Pension Plan is a noncontributory defined benefit plan for all regular employees under which normal retirement is at age 65 and early retirement can be elected by any participant who has reached age 55 and has at least 10 years of service. The plan, subject to certain maximum and minimum provisions, bases pension benefits on an employee's career average compensation and length of service. The annual pension benefit payable upon normal retirement is equal to the sum of the accruals for each year a participant was in the plan.

At retirement, the participant has various life and contingent annuity payment elections. For purposes of this plan, compensation includes base annual salary plus overtime and bonuses. These pension benefits serve as an offset in calculating benefits for participants under the Supplemental Executive Retirement Plan.

SUPPLEMENTAL  EXECUTIVE  RETIREMENT  PLAN
Employees nominated by the Chief Executive Officer and approved by the Board of Directors are eligible to participate in the Supplemental Executive Retirement Plan. The plan is a nonqualified defined benefit plan under which normal retirement is age 65 with at least 5 years of service, and early retirement can be elected by any participant who has reached age 55 with at least 10 years of service. The annual retirement benefit payable for 15 years is equal to 60% of the average of the three highest consecutive years of compensation during the ten year period preceding retirement, reduced by the participant's benefit under the Pension Plan and 50% of the participant's social security benefit.

PENSION  SUPPLEMENTAL  PLAN  AND  401(K)  SUPPLEMENTAL  PLAN
Effective January 1, 1996, the Company adopted the Pension Supplemental Plan and the 401(k) Supplemental Plan. Each is a non-qualified deferred compensation plan designed for certain executives and key employees of the Company whose benefits under the Company's qualified Pension and 401(k) Plans have been limited by certain provisions of the Internal Revenue Code (the "Code").

The Pension Supplemental Plan provides a benefit equal to the difference between the pension that would be payable under the Pension Plan, absent the Code's limitations upon compensation considered in calculating pension benefits, and the actual benefits payable subject to those limitations. If a participant in this plan is also entitled to receive benefits under the Supplemental Executive Retirement Plan, the Pension Supplemental Plan benefits will be reduced accordingly.

The 401(k) Supplemental Plan permits certain executives and key employees to defer an amount of current compensation which, in addition to amounts actually contributed to the 401(k) Plan, allows the participant to defer the full amount of contributions that could have been deferred under the 401(k) Plan without regard to limitations which the Code places on contributions and eligible compensation. To the extent that such limitations preclude a participant's account from receiving matching contributions under the 401(k) Plan, the participant will receive a like amount of matching contributions under the 401(k) Supplemental Plan.

The table below sets forth the benefit payable for 15 years after retirement from the Pension Plan, Supplemental Executive Retirement Plan, the Pension Supplemental Plan, and one half of the Social Security benefit (assuming the recipient is entitled to the age 65 Social Security benefit).


                          NUMBER OF YEARS OF SERVICE
                       -------------------------------
       FINAL AVERAGE
       COMPENSATION       5         10     15 OR MORE
       --------------  --------  --------  -----------

        $ 150,000      $ 45,000  $ 67,500     $ 90,000
          200,000        60,000    90,000      120,000
          250,000        75,000   112,500      150,000
          300,000        90,000   135,000      180,000
          350,000       105,000   157,500      210,000
          400,000       120,000   180,000      240,000
          450,000       135,000   202,500      270,000
          500,000       150,000   225,000      300,000
          550,000       165,000   247,500      330,000
          600,000       180,000   270,000      360,000
        $ 650,000      $195,000  $292,500     $390,000

As set forth above, compensation used in calculating the Pension, Supplemental Executive Retirement Plan and Pension Supplemental retirement benefit includes annual base salary, overtime and bonuses and will approximate and fall within 10% of the total of 2000 through 2002 salary and bonus amounts shown in the Summary Compensation Table for the listed individuals.

The credited years for the Named Executives in the Summary Compensation Table are Bruce W. Marlow - 2 years; G. Edward Combs - 2 years; Michael J. Cassanego - 3 years; Dean E. Stark - 23 years; and Douglas K. Howell - 1 year.

RESTRICTED SHARES PLAN

The shareholders at their meeting held on May 23, 1982 approved the 21st Century Insurance Group Restricted Shares Plan. Pursuant to the Plan, the Board of
Directors established a committee of its members entitled the Equity Based Compensation Committee (the "Committee") to designate the participants in the Plan, the amount of benefits thereunder, and to otherwise administer the Plan. Members of the Committee are not eligible for benefits under the Plan. Designation of an employee for benefits under the Restricted Shares Plan does not necessarily entitle the employee to benefits under any other Company benefit plan.

In general, the shares granted are restricted for a period of five years, vesting at the rate of 20% per year. If the employment of the participant is terminated within the five-year period, all shares not then vested are forfeited. Any shares forfeited may be regranted to an existing participant or any other employee eligible to be designated as a participant. During the restricted period, a participant has the right to receive dividends and the right to vote the shares.

The Plan does not create any right of any employee or class of employees to receive a grant, nor does it create in any employee or class of employees any right with respect to continuation of employment by the Company.

Presently,  officers  are  not  granted  shares  under  this  Plan.

STOCK  OPTION  PLAN

In 1995, the Company's shareholders approved the Company's 1995 Stock Option Plan in order to enable the Company to attract, retain and motivate key employees and nonemployee directors and to further align their interests with those of the Company's shareholders by providing for or increasing their proprietary interest in the Company. The Stock Option Plan is administered by a committee comprised of disinterested members of the Board of Directors. The committee has the authority to select persons to be granted options and to determine exercise prices, vesting schedules and other provisions not inconsistent with the provisions of the Stock Option Plan.

Each option gives a grantee the right to purchase shares of the Company's Common Stock at a specified price in the future. Shares vest at fixed numbers of shares per year over varying future periods. The Stock Option Plan provides that on the day of an annual meeting of shareholders of the Company each nonemployee director will be granted an option to purchase 4,000 shares of the Company's Common Stock. Nonemployee director options have an exercise price equal to the fair market value of the underlying shares subject to the option on the date of grant and become exercisable one year after the date of grant.

EXECUTIVE  SEVERANCE  PLAN

The Company has enacted an Executive Severance Plan covering each of its executive officers. If an officer is terminated for reasons other than death, long-term disability, or good cause within a three-year period following a change of control of the Company, or if the officer resigns after significant adverse changes in his authority, duties, compensation, benefits or geographical location, then the officer is entitled to a lump sum severance payment of one to three times his or her current annual salary and most recent cash bonus. Junior officers are eligible to receive one year of severance payments; senior officers, two years; and the Chief Executive Officer, three years; with all severance payments limited to the amount deductible to the Company under the provisions of Internal Revenue Code Section 280G.

RETENTION  AGREEMENTS

The agreements, with certain exceptions and limitations, require the Company to do the following in the event that an officer party to a Retention Agreement is terminated without Cause or resigns with Good Reason (as defined in the Retention Agreement) or in the event that a successor to the Company or an affiliate of the Company to which the officer is transferred fails to assume the Retention Agreement:

     - pay to such officers a cash lump sum equal to 2.5 times his or her annual base salary;

     - vest all of such officer's stock options, waive the 90 day post-termination provisions in such person's stock option agreements, and allow such options to be exercisable for their full remaining term, subject to a 5 year maximum; and

     - provide to the officer and his or her spouse and dependents for 30 months all life, disability, accident and health benefits at substantially similar benefit levels.

If the officer is entitled to and actually receives severance benefits payable under the Executive Severance Plan, he or she is not entitled to benefits under the Retention Agreement.

ITEM 12. BENEFICIAL OWNERSHIP OF SECURITIES

PRINCIPAL SHAREHOLDERS

The following table lists the beneficial ownership of each person or group who owned as of March 31, 2003, to the Company's knowledge, more than five percent of any class of its outstanding voting securities.

                                                                           AMOUNT AND NATURE
                                                                             OF BENEFICIAL    PERCENT OF
TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP         CLASS

Common          AMERICAN INTERNATIONAL GROUP, INC. ("AIG")                        53,445,620        62.6%
                Through its subsidiaries:
                American Home Assurance Company,
                Commerce & Industry Insurance Company,
                National Union Fire Insurance Company of Pittsburgh, Pa.
                and New Hampshire Insurance Company
                70 Pine Street
                New York, NY 10270

Common          AMERICAN UNION INSURANCE COMPANY                                   6,100,000         7.1%
                2205 East Empire Street, Suite A
                Bloomington, IL 61704

Common          CAPITAL RESEARCH AND MANAGEMENT COMPANY                            5,000,000         5.9%
                333 South Hope Street
                Los Angeles, CA 90071

MANAGEMENT OWNERSHIP

The following table summarizes the ownership of equity securities of 21st Century Insurance Group and an affiliated company, AIG, by the directors, the Company's Chief Executive Officer and the four other highest paid executive officers, and the directors and officers as a group.

                                                           EQUITY SECURITIES OF 21ST CENTURY INSURANCE GROUP AND AIG
                                                                             AS OF MARCH 31, 2003
                                             ------------------------------------------------------------------------------------
                                                   21ST CENTURY                                      AIG
                                               Amount and Nature of                         Amount and Nature of
                                             Beneficial Ownership (1)          PERCENT OF   Beneficial Ownership         PERCENT
TITLE OF CLASS   NAME OF BENEFICIAL OWNER      As of March 31, 2003               CLASS     As of March 31, 2003,        OF CLASS
---------------------------------------------------------------------------------------------------------------------------------
Common          Robert M. Sandler                              24,000     (2)           *                 437,085  (11)         *
Common          John B. De Nault, III                       1,254,500     (2)         1.4%                      0               *
Common          R. Scott Foster                                64,606     (2)           *                       0               *
Common          Roxani M. Gillespie                            18,500     (3)           *                       0               *
Common          Jeffrey L. Hayman                                   0                   *                   2,820  (14)         *
Common          Fred J. Martin, Jr.                                 0                   *                       0               *
Common          James P. Miscoll                               18,195     (3)           *                  22,195  (12)         *
Common          Keith W. Renken                                     0                   *                       0               *
Common          Gregory M. Shepard                          6,124,100  (2)(4)         7.1%                      0               *
Common          Howard I. Smith                                24,000     (2)           *                 421,701  (13)         *
Common          Bruce W. Marlow                               529,415     (5)           *                       0               *
Common          G. Edward Combs                               131,415     (6)           *                       0               *
Common          Michael J. Cassanego                          135,084     (7)           *                     166               *
Common          Dean E. Stark                                 164,871     (8)           *                     115               *
Common          Douglas K. Howell                              21,100     (9)           *                       0               *
Common          All Directors and Officers
                as a Group (21 individuals)                 8,922,729    (10)       10.44%                      *               *
---------------------------------------------------------------------------------------------------------------------------------

*    Less  than  1%
(1) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days, as well as any securities owned by such person's spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.
(2) Includes 24,000 shares issuable upon exercise of stock options exercisable within 60 days of the date of this 10-K/A.
(3) Includes 16,000 shares issuable upon exercise of stock options exercisable within 60 days of the date of this 10-K/A.
(4) Mr. Shepard is Chairman of the Board and President of American Union Insurance Company which owns 6,100,000 shares.
(5) Includes 493,908 shares issuable upon exercise of stock options exercisable within 60 days of the date of this 10-K/A.
(6) Includes116,415 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A
(7) Includes 119,349 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.
(8) Includes 154,344 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.
(9) Includes 21,100 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.
(10) Includes 1,439,462 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.
(11) Includes 134,106 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.
(12) Includes 937 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.
(13) Includes 231,406 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.
(14) Includes 2,624 shares issuable upon exercise of stock options exercisable within 60 days of this 10-K/A.

EQUITY COMPENSATION PLAN INFORMATION

                                                                 As of December 31, 2002
                                    ----------------------------------------------------------------------------------------
                                                (a)                       (b)                            (c)
                                    ---------------------------  ----------------------  -----------------------------------
                                                                                                NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE            FUTURE ISSUANCE UNDER
                                      ISSUED UPON EXERCISE OF      EXERCISE PRICE OF          EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED IN
                                        WARRANTS AND RIGHTS       WARRANTS AND RIGHTS                COLUMN (a)
                                    ---------------------------  ----------------------  -----------------------------------
Equity compensation plans approved
by security holders                          5,141,900                 $ 18.77                         4,382,232

Equity compensation plans not
approved by security holders                     -                        -                                -

Total                                        5,141,900                 $ 18.77                         4,382,232


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 2002, the Company acquired AIG's 51% interest in 21st Century Insurance Company of Arizona for a purchase price of $4.4 million, which approximated 51% of the subsidiary's GAAP book value. No research and development assets were acquired, and no goodwill was recorded. Please refer to
Note 19, in the Company's 10-K for additional information. The Company is now the sole shareholder.

In its ordinary course of business, the Company and its subsidiaries have completed various transactions with AIG to meet its insurance and reinsurance needs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 22, 2003         21ST CENTURY INSURANCE GROUP
                              (Registrant)

                              By: /s/ Bruce W. Marlow
                              --------------------------------------
                              Bruce W. Marlow
                              President and Chief Executive Officer

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
------------------------------------------------------

I,  Bruce  W.  Marlow,  certify  that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of 21st Century Insurance Group;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           Date:  April 22, 2003             /s/ Bruce W. Marlow
                -----------------    --------------------------------------
                                               Bruce W. Marlow
                                     President and Chief Executive Officer

CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER
--------------------------------------------

I,  John  M.  Lorentz,  certify  that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of 21st Century Insurance Group;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:    April 22, 2003                    /s/ John M. Lorentz
       -------------------     ----------------------------------------------
                                              John M. Lorentz
                               Controller and Acting Chief Financial Officer
                                (Principal Accounting Officer and Acting
                                       Principal Financial Officer)