Form 10-Q
period 2003-03-31
21ST CENTURY INSURANCE GROUP
filed 2003-05-15
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2003                   Commission File Number 0-6964
                                                                          ------

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

Common Stock, Without Par Value           Outstanding at May 7, 2003
       (Title of Class)                        85,431,505 shares

PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS
Unaudited                                                          MARCH 31,   December 31,
                                                                      2003         2002
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
--------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $914,357 and $886,047)                          $  951,877     $  924,581
Cash and cash equivalents                                             111,738        105,897
--------------------------------------------------------------------------------------------
Total investments and cash                                          1,063,615      1,030,478
Accrued investment income                                              12,536         13,230
Premiums receivable                                                   101,452         91,029
Reinsurance receivables and recoverables                               21,455         28,105
Prepaid reinsurance premiums                                            1,636          1,893
Deferred income taxes                                                  96,155         88,939
Deferred policy acquisition costs                                      49,895         46,190
Leased property under capital lease, net of deferred gain of
  $5,971 and $6,280                                                    50,899         53,720
Property and equipment, at cost less accumulated depreciation of
  $53,517 and $52,125                                                  88,826         87,274
Other assets                                                           28,764         29,179
--------------------------------------------------------------------------------------------
Total assets                                                       $1,515,233     $1,470,037
--------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                         $  416,843       $384,009
Unearned premiums                                                     287,250        266,477
Obligations under capital lease                                        57,953         60,000
Claim checks payable                                                   38,649         39,304
Reinsurance payable                                                     1,982          4,952
Other liabilities                                                      65,964         59,687
--------------------------------------------------------------------------------------------
Total liabilities                                                     868,641        814,429
--------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,431,505 in 2003 and 85,431,505 in 2002       419,047        418,984
Retained earnings                                                     204,648        213,067
Accumulated other comprehensive income                                 22,897         23,557
--------------------------------------------------------------------------------------------
Total stockholders' equity                                            646,592        655,608
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $1,515,233     $1,470,037
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Three Months Ended March 31,                         2003         2002
--------------------------------------------------------------------------

REVENUES
  Net premiums earned                            $   271,441   $   215,111
  Net investment income                               11,637        11,265
  Realized investment gains                            4,580         1,663
--------------------------------------------------------------------------
    Total revenues                                   287,658       228,039
--------------------------------------------------------------------------
LOSSES AND EXPENSES
  Net losses and loss adjustment expenses            253,343       188,635
  Policy acquisition costs                            46,144        26,558
  Other operating expenses                               942         3,901
  Interest and fees expense                              707             -
--------------------------------------------------------------------------
    Total losses and expenses                        301,136       219,094
--------------------------------------------------------------------------
(Loss) income before federal income taxes            (13,478)        8,945
Federal income tax (benefit) expense                  (6,767)          622
--------------------------------------------------------------------------
Net (loss) income                                $    (6,711)  $     8,323
--------------------------------------------------------------------------


EARNINGS PER COMMON SHARE
  Basic                                          $     (0.08)  $      0.10
--------------------------------------------------------------------------
  Diluted                                        $     (0.08)  $      0.10
--------------------------------------------------------------------------
  Weighted average shares outstanding - basic     85,431,505    85,364,862
--------------------------------------------------------------------------
  Weighted average shares outstanding - diluted   85,431,505    85,466,914
--------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited


                                                                                      Accumulated
                                                                                         Other
                                                          Common    Retained         Comprehensive
AMOUNTS IN THOUSANDS                                      Stock     Earnings            Income              Total
--------------------------------------------------------------------------------------------------------- ---------

Balance - January 1, 2003                                $418,984   $213,067               $23,557        $655,608
Comprehensive loss                                              -     (6,711)  (1)            (660)  (2)    (7,371)
Cash dividends declared on common stock ($0.02
per share)                                                      -     (1,708)                    -          (1,708)
Other                                                          63          -                     -              63
--------------------------------------------------------------------------------------------------------- ---------
Balance - March 31, 2003                                 $419,047   $204,648               $22,897        $646,592
--------------------------------------------------------------------------------------------------------- ---------

(1) Net loss.
(2) Net change in accumulated other comprehensive income for the three months ended March 31, 2003, comprises unrealized gains on available-for-sale investments of $2,667 (net of income tax benefit of  $(1,436)) less the reclassification adjustment for gains included in net income of $3,327 (net of income tax expense of $1,791).

See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited


AMOUNTS IN THOUSANDS
Three Months Ended March 31,                               2003        2002
------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net (loss) income                                       $  (6,711)  $   8,323
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Provision for depreciation and amortization               4,847       5,022
  Amortization of restricted stock grants                      92         119
  Change in deferred income tax (benefit) expense          (6,861)      4,289
  Realized gains on sale of investments                    (4,580)     (1,678)
  Federal income tax benefit                                    -      (8,251)
  Reinsurance balances                                      3,937      (8,197)
  Unpaid losses and loss adjustment expenses               32,834       3,337
  Unearned premiums                                        20,773         402
  Claim checks payable                                       (655)      3,248
  Other assets                                            (12,868)        827
  Other liabilities                                         7,974       7,932
------------------------------------------------------------------------------
Net cash provided by operating activities                  38,782      15,373
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                              (168,348)   (165,763)
  Calls or maturities                                      12,937       3,213
  Sales                                                   131,330     153,329
Net purchases of property and equipment                    (3,396)     (4,606)
------------------------------------------------------------------------------
Net cash used in investing activities                     (27,477)    (13,827)
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Reduction of obligation under capital lease                (2,047)          -
Dividends paid                                             (3,417)     (6,829)
Proceeds from the exercise of stock options                     -         123
------------------------------------------------------------------------------
Net cash used in financing activities                      (5,464)     (6,706)
------------------------------------------------------------------------------

Net increase (decrease) in cash                             5,841      (5,160)

Cash and cash equivalents, beginning of period            105,897      28,909
------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $ 111,738   $  23,749
------------------------------------------------------------------------------


Supplemental information:
Income taxes refunded                                   $     123           -
Interest paid                                           $     280           -

See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)
Unaudited

NOTE1.  BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2.  EARTHQUAKE AND HOMEOWNER LINES IN RUNOFF
-------------------------------------------------

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. Based on events occurring in the first quarter of 2003, the Company increased its 1994 Northridge Earthquake/SB 1899 reserves by $37 million, resulting in an after-tax charge of $24.1 million. Most of the Company's remaining 1994 Earthquake claims are in litigation. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and trial dates for substantially all cases have now been set. Also during the first quarter, several appellate court decisions have been rendered on issues affecting Northridge Earthquake cases, including a decision by the 9th Circuit Court of Appeals involving Allstate Insurance Company, which again found SB 1899 (California Code of Civil Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision in House et al v. Allstate Insurance Company, the
                              -----------------------------------------
Company's subsidiary, 21st Century Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. The Company continues to believe the statute violates the federal and state constitutions and will support other companies' efforts to have the law overturned.

All of the Company's SB 1899 claims that had been set for trial during the first quarter, along with some other litigated Earthquake claims, have been settled. However, as a result of the pace of settlements reached thus far, actual costs incurred during the first quarter, and the Company's assessment of the expected length and intensity of the litigation arising out of these claims, the Company now has more information with which to estimate the ultimate costs of resolving these claims. While the reserves established are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain. The estimate currently recorded by the Company assumes that relatively few of the cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, and that most cases will be settled without need for extensive pre-trial preparation. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent those and other underlying assumptions prove to be

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)
Unaudited

incorrect, the ultimate amount to resolve these claims could exceed the Company's current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge-Earthquake-related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002, agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and future related losses are reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreements with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. The Company has completed this process and no longer has homeowners policies in force or on its paper. Substantially all of these customers were being offered homeowner coverage through an affiliate of Countrywide.

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $37.0 million for the quarter ended March 31, 2003 compared to $6.9 million for the same period in 2002.

NOTE 3.  CONTINGENCIES
----------------------

Litigation. In the normal course of business, the Company is named as a defendant in lawsuits related to claim and other insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, except as discussed in Note 2 relating to Northridge earthquake litigation and in Part II, Item 1, Legal Proceedings, the ultimate outcome of such litigation is not expected to be material to the Company's financial condition, results of operations or cash flows.

California Income Taxes.  In a December 21, 2000, court ruling, Ceridian
                                                                --------
Corporation v. Franchise Tax Board, a statute that allowed a tax deduction for
----------------------------------
the dividends received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board ("FTB") has taken the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

The amount of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay, are impossible to predict because so many ostensibly long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts that, in the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. Possible losses, net of federal tax benefit, range from close to zero to approximately $20.8 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company believes it has adequately provided for this contingency.

NOTE 4.  STOCK - BASED COMPENSATION
-----------------------------------

Stock-Based Compensation. Under the 1995 stock option plan the aggregate number of common shares authorized is currently limited to 10,000,000. At March 31, 2003, 2,820,382 common shares remain available for future grants and 6,703,750 common shares are issuable upon the exercise of all outstanding options and rights. The plan has been approved by the Company's stockholders, and all options granted have ten-year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods. Currently, the Company uses the intrinsic value method to account for stock-based compensation paid to employees for their services.

Exercise prices for options outstanding at March 31, 2003, ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.93 years.

A summary of the Company's stock option activity and related information follows:

                                                        Weighted-
                                         Number of       Average
AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA   Options    Exercise Price
--------------------------------------------------------------------

Options outstanding December 31, 2002        5,142       $18.77
Granted in 2003                              1,617        11.68
Exercised in 2003                                -            -
Forfeited in 2003                              (55)       16.91
--------------------------------------------------------------------
Options outstanding March 31, 2003           6,704        17.11
--------------------------------------------------------------------

A summary of securities issuable and issued for the 1995 Stock Option Plan at March 31, 2003, follows:

                                                         1995 Stock
AMOUNTS IN THOUSANDS                                    Option Plan
--------------------------------------------------------------------

Total securities authorized                                  10,000
Number of securities issued                                    (476)
Number of securities issuable upon the exercise of all
  outstanding options and rights                             (6,704)
Number of securities forfeited                               (1,291)
Number of securities forfeited and returned to plan           1,291
--------------------------------------------------------------------
Number of securities remaining available for future
  grants under each plan                                      2,820
--------------------------------------------------------------------

Options exercisable numbered 3,095,696 and 1,863,350 at the end of the first quarter for the years 2003 and 2002, respectively.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma net (loss) income and (loss) earnings per share as if the Company had accounted for its employee stock options under the fair value method.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using the following assumptions:

Three Months Ended March 31,                      2003      2002
------------------------------------------------------------------

Risk-free interest rate:
  Minimum                                          3.75%     4.79%
  Maximum                                          3.75%     4.79%

Dividend yield                                     0.70%     2.50%

Volatility factor of the expected market price
 of the Company's common stock:
  Minimum                                          0.38      0.36
  Maximum                                          0.38      0.36

Weighted-average expected life of the options   6 years   8 years
------------------------------------------------------------------

The following table illustrates the effect on net income and earnings per share if the fair value based method, using the Black-Scholes valuation model, had been applied to all outstanding and unvested awards:

                                                     Three Months Ended
                                                          March 31,
-----------------------------------------------------------------------
AMOUNTS IN THOUSANDS,EXCEPT SHARE DATA                 2003      2002
-----------------------------------------------------------------------

Net (loss) income, as reported                       $(6,711)  $ 8,323
Add: Stock-based employee compensation
expense included in reported net (loss) income, net
  of related tax effects                                    -        -



Deduct: Total stock-based employee compensation
  expense determined under fair value based for all
  awards, net of related tax effects                  (1,836)   (1,197)
-----------------------------------------------------------------------
Pro forma net (loss) income                           (8,547)    7,126
-----------------------------------------------------------------------
Earnings per share:
-----------------------------------------------------------------------
Basic- as reported                                     (0.08)     0.10
-----------------------------------------------------------------------
Basic- pro forma                                       (0.10)     0.09
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Diluted- as reported                                   (0.08)     0.10
-----------------------------------------------------------------------
Diluted- pro forma                                   $ (0.10)  $  0.09
-----------------------------------------------------------------------
Estimated weighted-average of the fair value
of options granted                                   $  4.67   $  6.32
-----------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Investment-grade bonds comprised 99.9% of the fair value of the fixed-maturity portfolio at March 31, 2003. The Company has no investments in equity securities as of March 31, 2003. Of the Company's total investments at March 31, 2003, approximately 63.2% were invested in tax-exempt, fixed-income securities, compared to 54.5% at December 31, 2002.

As of March 31, 2003, the pre-tax net unrealized gain on investments was $37.5 million (unrealized gains of $39.6 million and unrealized losses of $2.1 million) compared to $38.5 million at December 31, 2002 (unrealized gain of $41.2 million and unrealized loss of $2.7 million). The Company's policy is to investigate, on a quarterly basis, any investment for possible "other-than-temporary" impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the quarters ended March 31, 2003 or 2002.

Premiums receivable were $101.5 million at March 31, 2003, compared to $91.0 million at December 31, 2002, with the increase mainly attributable to growth in the Company's customer base and higher premium rates. Balances past due 90 days or more totaled $0.4 million and $0.2 million at March 31, 2003 and 2002, respectively. Company policy is to write-off receivable balances when they become past due 180 days. At March 31, 2003, the Company recorded an allowance for doubtful accounts of $0.6 million.

Prepaid reinsurance premiums and reinsurance payables were $1.6 million and $2.0 million at March 31, 2003, compared to $1.9 million and $5.0 million at December 31, 2002, respectively. The decline in balances is primarily due to the cancellation of the quota share treaty with AIG subsidiaries.

Increased advertising and other costs through March 31, 2003, associated with increased customer volume, contributed to an increase in deferred policy acquisition costs ("DPAC") of $3.7 million to $49.9 million compared to $46.2 million at December 31, 2002. The Company's DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

Property and equipment increased $1.6 million primarily due to net acquisitions of approximately $3.1 million and an increase of accumulated depreciation in the amount of $1.4 million.

Gross unpaid losses and loss adjustment expenses ("LAE") increased by $32.8 million in the quarter ended March 31, 2003. The increase was primarily due to a reserve increase of $10.5 million in the auto line as a result of growth in the Company's customer base and a net increase in reserves of $22.3 million in the homeowner and earthquake lines (which are in runoff). The increase in homeowner and earthquake lines is the net of a $37.0 million increase in earthquake reserves, which was offset by a $14.7 million decrease due to the settlement of claims in the earthquake and homeowner lines (see further discussion under Critical Accounting Policies - Losses and LAE). The following table summarizes unpaid losses and LAE:

                                  MARCH 31, 2003    December 31, 2002
                                ------------------  ------------------
AMOUNTS IN THOUSANDS             Gross      Net      Gross      Net
----------------------------------------------------------------------

Unpaid Losses and LAE
  Personal auto lines           $343,677  $333,553  $333,113  $320,032
  Homeowner and earthquake lines  73,166    67,677    50,896    43,626
----------------------------------------------------------------------
Total                           $416,843  $401,230  $384,009  $363,658
----------------------------------------------------------------------

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

                                               Three Months Ended
                                                    March 31,
AMOUNTS IN THOUSANDS                              2003      2002
------------------------------------------------------------------

Net losses and LAE incurred related to insured
  events of:
  Current year                                  $216,343  $169,185
  Prior years                                     37,000    19,450
------------------------------------------------------------------
Total                                            253,343   188,635
------------------------------------------------------------------

Net losses and LAE incurred related to prior year events increased to $37.0 million at March 31, 2003, compared to $19.5 million at March 31, 2002. The $37.0 million at March 31, 2003, is entirely earthquake-related. Of the $19.5 million at March 31, 2002, $1.3 million is earthquake-related. The Company's reported earnings could be significantly different if ending reserves were based on assumptions and estimates different from those used by management. Historically, the Company's actuaries have not projected a range around the carried reserves. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management selects the carried reserve after carefully reviewing the appropriateness of the underlying assumptions.

Stockholders' equity and book value per share decreased to $646.6 million and $7.57 at March 31, 2003, compared to $655.6 million and $7.67 at December 31, 2002. The decrease in stockholders' equity for the quarter ended March 31, 2003, was primarily due to a net loss of $6.7 million, dividends to stockholders of $1.7 million, and a decrease in net unrealized investment gains of $0.7 million partially offset by other changes in comprehensive income of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company. The parent company's main sources of liquidity historically have been dividends received from its insurance subsidiaries and proceeds from issuance of debt or equity securities. The parent company currently has no indebtedness for borrowed money, although it has guaranteed a subsidiary's capital lease obligation. The parent's only equity security currently outstanding is its common stock, which has no mandatory dividend obligations.

Cash and investments at the holding company were $3.8 million at March 31, 2003, compared to $7.0 million at December 31, 2002. The decline in the parent's cash and investments is primarily due to the payment of dividends to shareholders.
On December 19, 2002, the Company declared a $1.7 million dividend to stockholders of record on December 30, 2002, which was paid January 17, 2003.
In addition, on February 27, 2003, the Company declared a $1.7 million dividend to stockholders of record on March 10, 2003, which was paid March 28, 2003. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth and other corporate objectives. The Company's S&P claims paying rating is currently A+, and its A.M. Best rating is A+.

The insurance subsidiaries in 2003 could pay $21.6 million as dividends to the parent company without prior written approval from insurance regulatory authorities. However, given the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries, it is unlikely that the Company's insurance subsidiaries will make any dividend payments to the parent in 2003. There is no assurance that this tax issue will be favorably resolved in the near term, in which case the Company faces the prospect of raising additional capital at the holding company level, cutting or ceasing dividends to stockholders, or possibly having to pay the additional tax of up to approximately 8.9 percent on dividends from the insurance company to the holding company.

Insurance Subsidiaries. The Company believes it has taken the proper actions to restore underwriting profitability in its core auto insurance operations and has thereby enhanced its liquidity. In California, the Company implemented a 5.7% auto premium rate increase on May 6, 2002 and a 3.9% auto premium rate increase on March 31, 2003. There can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, the Company remains exposed to possible upward development in previously recorded reserves for SB 1899 claims. As a result of such uncertainties, underwriting losses could recur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the
realization of losses on sales of investments.   Adverse outcomes to any of the
foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries, which in turn could negatively impact the Company's liquidity.

As of March 31, 2003, the Company's insurance subsidiaries had a combined statutory surplus of $385.0 million compared to $397.4 million at December 31, 2002. The change in surplus was primarily due to statutory net loss of $15.6 million during the first quarter of 2003. In addition there was an increase in admitted assets of $3.4 million, primarily caused by an increase of $5.1 million in the admitted portion of the deferred tax asset, partially offset by increases in other nonadmitted assets of $1.7 million. The Company's ratio of net premiums written to surplus was 2.7 for the twelve month period ended March 31, 2003, compared to 2.4 for the year ended December 31, 2002.

At March 31, 2003, the estimated cost to complete certain software development projects is $39.0 million. The Company expects to fund these costs by cash flow from operations.

Obligations, Letters of Credit, Guarantees and Transactions with Related Parties. The Company currently has a capital lease obligation resulting from a sale-leaseback transaction. The lease includes a covenant that if AIG ceases to have a majority interest in the Company, or if statutory surplus falls below $300.0 million, or if the net premiums written to surplus ratio is greater than 3.8:1, the Company will either deliver a letter of credit to the lessor or pay the lessor the then outstanding balance, including a prepayment penalty of up to 3%. The Company also has operating leases for its office facilities.

The Company currently has no unused letters of credit, has issued no guarantees on behalf of others, and has no trading activities involving non-exchange-traded contracts accounted for at fair value. The Company has entered into no material transactions with related parties other than the reinsurance transactions with AIG subsidiaries. At March 31, 2003, reinsurance recoverables, net of payables, from AIG subsidiaries were $13.6 million compared to $18.4 million at December 31, 2002.

Aside from the capital and operating lease obligations discussed above, the Company has no long-term debt obligations, purchase obligations or other long-term liabilities, whether on-balance sheet or off-balance sheet. In addition, the Company has no retained interests in assets transferred to any unconsolidated entities, and no obligations under derivative instruments or obligations arising out of variable interests.

The Company has not identified any other trends, demands, commitments, events or uncertainties that have or are considered to have a reasonable possibility of having a material impact on the Company's liquidity.

RESULTS OF OPERATIONS
Overall Results. The Company reported net loss of $6.7 million, or $(0.8) loss per share (basic and diluted), on direct premiums written of $293.6 million in the quarter ended March 31, 2003, compared to net income of $8.3 million, or $0.10 earnings per share, on direct premiums written of $233.0 million for the same 2002 quarter. These results include after-tax charges for 1994 Northridge earthquake costs of $24.1 million in 2003 and $0.9 million in 2002.

Personal Auto Lines Operating Income. Operating income, a non-GAAP financial measure, is a key metric used by management in monitoring the operating results of the Company's core business. Because the Company's calculation of these measures may differ from similar measures used by other companies, investors should be careful when comparing the Company's non-GAAP financial measures to those of other companies.

Operating income includes (a) the underwriting revenues and expenses attributable to the personal auto lines, personal umbrella lines, and related vehicle lines, plus (b) net investment income excluding realized capital gains or losses on the investment portfolio. Specifically excluded from operating income are realized gains and losses from the investment portfolio, results of the homeowner and earthquake lines of business, SB1899 expenses and reserve changes, interest expense on capital leases, non-recurring items and certain
state, local and other taxes.   The Company believes operating income provides
investors a valuable measure of the performance of the Company's ongoing business because it excludes the variability created by the particular timing of realized capital gains and losses, results of the run-off lines of business and non-recurring items.

The following table presents the components of the Company's personal auto lines operating income and the components of the GAAP combined ratio:

                                                    Three Months Ended
                                                         March 31,
AMOUNTS IN THOUSANDS                                  2003       2002
------------------------------------------------------------------------

Direct premiums written                             $293,616   $230,419
------------------------------------------------------------------------
Net premiums written                                $292,479   $220,699
------------------------------------------------------------------------

Net premiums earned                                 $271,441   $215,111
Loss and loss adjustment expenses incurred           216,343    181,777
Underwriting expenses incurred                        47,086     30,368
------------------------------------------------------------------------
Pre-tax underwriting profit on personal auto lines     8,012      2,966
Investment income                                     11,637     11,265
Federal income tax expense on above                   (4,863)    (2,409)
------------------------------------------------------------------------
Personal auto lines operating income, net of tax    $ 14,786   $ 11,822
------------------------------------------------------------------------
  Ratios:
    Loss and LAE ratio                                  79.7%      84.5%
    Underwriting expense ratio                          17.3%      14.1%
------------------------------------------------------------------------
GAAP combined ratio                                     97.0%      98.6%
------------------------------------------------------------------------

The following table reconciles the Company's personal auto lines operating income to consolidated net income:

                                                     Three Months Ended
                                                          March 31,
AMOUNTS IN THOUSANDS, NET OF TAX                       2003       2002
------------------------------------------------------------------------

Personal auto lines operating income                 $ 14,786   $11,822
Underwriting loss on homeowner and earthquake lines   (24,050)   (6,949)
Realized capital gains                                  2,977     1,081
Interest expense and fees                                (460)
State, local and other tax expense                         36     2,369
------------------------------------------------------------------------
Net (loss) income                                    $ (6,711)  $ 8,323
------------------------------------------------------------------------

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

UNDERWRITING RESULTS
Personal Auto. Automobile insurance is the primary line of business written by the Company. Vehicles insured outside of California accounted for less than 3% of the Company's direct written premium in the first three months of 2003 and 2002. The Company currently is licensed to write automobile insurance in 29 states compared to 25 states at the end of 2002. The Company currently is evaluating opportunities relating to expansion into new states but has not yet adopted definitive plans. Because of the lead times involved, expansion into new states is not expected to materially affect the Company's financial results in 2003.

Direct premiums written in the quarter ended March 31, 2003, increased $63.2 million (27.4%) to $293.6 million compared to $230.4 for the same period in 2002. Of the $63.2 millions increase, $50.5 million was due to a higher number of insured vehicles, while $12.7 million was due to rate increases.

Net premiums earned increased $56.3 million (26.2%) to $271.4 million for the quarter ended March 31, 2003, compared to $215.1 million for the same period a year ago. The increase is primarily due to the higher number of insured vehicles and rate increases, as previously mentioned.

Net losses and LAE incurred increased $34.6 million (20.6%) to $216.3 million for the first quarter of 2003 compared to $181.8 million for the same period last year. The ratios of loss and LAE to net premiums earned were 79.7% and
84.5% for the quarters ended March 31, 2003 and 2002, respectively.   The
effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the first quarter were 0.0% in 2003 and 6.8% in 2002. These changes in estimates pertained mainly to development in average paid loss severities beyond amounts previously anticipated. In general, changes in estimate are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with the Company's quarterly actuarial review.

The ratios of net underwriting expenses to net premiums earned were 17.3% and 14.1% for the quarters ended March 31, 2003 and 2002, respectively. The increase was primarily due to growth in advertising expenditures and costs associated with increasing the number of new sales agents. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas.

The combined ratio was 97.0% for the quarter ended March 31, 2003, compared to 98.6% for the same period a year ago. The improvement resulted mainly from the earn-in of a 5.7% rate increase taken in May 2002. Company management remains focused on achieving sustainable 15% growth and a combined ratio of 96%. Since 1980, the Company has simultaneously met those benchmarks only twice (1980 and 1981).

Homeowner and Earthquake Lines in Runoff. Underwriting results of the homeowner and earthquake lines, which are in runoff, were losses of $37.0 million for the quarter ending March 31, 2003 compared to $6.9 million for the same period a year ago. The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001.

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. Based on events occurring in the first quarter of 2003, the Company increased its 1994 Northridge Earthquake/SB 1899 reserves by $37 million, resulting in an after-tax charge of $24.1 million. Most of the Company's remaining 1994 Earthquake claims are in litigation. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and trial dates for substantially all cases have now been set. Also during the first quarter, several appellate court decisions have been rendered on issues affecting Northridge Earthquake cases, including a decision by the 9th Circuit Court of Appeals, involving Allstate Insurance Company, which again found SB 1899 (California Code of Civil Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision in House et al v.
                                        --------------

Allstate Insurance Company, the Company's subsidiary, 21st Century Casualty
--------------------------
Company, voluntarily dismissed the action it initiated on February 13, 2003 seeking to have SB 1899 declared unconstitutional. The Company continues to believe the statute violates the federal and state constitutions and will support other companies' efforts to have the law overturned.

All of the Company's SB 1899 claims that had been set for trial during the first quarter, along with some other litigated Earthquake claims, have been settled. However, as a result of the pace of settlements reached thus far, actual costs incurred during the first quarter, and the Company's assessment of the expected length and intensity of the litigation arising out of these claims, the Company now has more information with which to estimate the ultimate costs of resolving these claims. While the reserves established are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain. The estimate currently recorded by the Company assumes that relatively few of the cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, and that most cases will be settled without need for extensive pre-trial preparation. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent those and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company's current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge-Earthquake-related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and subsequent related losses were reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreement with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. The Company has completed this process and no longer has homeowners policies in force or on its paper. Substantially all of these customers were being offered homeowner coverage through an affiliate of Countrywide.

INVESTMENT INCOME
The Company utilizes a conservative investment philosophy. No equities, derivatives or nontraditional securities are held in the Company's investment portfolio, substantially all of which is investment grade. Net investment income was $11.6 million for the quarter ended March 31, 2003 compared to $11.3 million for the same quarter in 2002. The average annual pre-tax yields on invested assets for the three-month period ended March 31, 2003, as well as the comparable period in 2002 were 4.6% and 5.1%, respectively. The average annual after-tax yields on invested assets were 3.7% for the first quarter of 2003 compared to 4.4% for the same quarter in 2002.

Net realized gains on the sale of investments and fixed assets were $4.6 million in the first quarter of 2003 (gross realized gains were $4.8 million, gross realized losses were $0.2 million) compared to $1.7 million for the same quarter in 2002 (gross realized gains were $2.0 million, gross realized losses were $0.3 million). At March 31, 2003, $672.0 million (63.2%) of the Company's total investments at fair value were invested in tax-exempt bonds with the remainder, representing 36.8% of the portfolio, invested in taxable securities, compared to 54.5% and 45.5%, respectively, at December 31, 2002.

As of March 31, 2003, the Company had a pre-tax net unrealized gain on fixed maturity investments of $37.5 million compared to $38.5 million at December 31, 2002.

The following table is a summary of securities sold at a loss during the quarters ending March 31, 2003 and 2002.

                                                Three Months Ended
                                                     March 31,
AMOUNTS IN THOUSANDS, EXCEPT UNIT DATA             2003     2002
------------------------------------------------------------------

FIXED MATURITY SECURITIES:
Realized losses on sales                          $   171  $   189
Fair value at the date of sale                     14,965   33,182
Number of securities sold                              10       31
Losses realized on securities with an unrealized
  loss preceding the sale for:
    Less than 3 months                            $    33  $    29
    3-6 months                                        100      126
    6-12 months                                        38       20
    Greater than 12 months                              -       14
------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES
The Company believes its critical accounting policies are those which require management to make significant assumptions or estimates, and to ascertain the appropriateness and timing of any changes in those assumptions or estimates that can have a material effect on the Company's financial condition, results of operations or cash flows. Specifically, the following areas require management to make such assumptions and estimates each time the Company prepares its financial statements: losses and LAE, particularly the liability for unpaid losses and LAE included in the liability section of the Company's balance sheet; the recoverability of certain property and equipment; deferred income taxes; deferred policy acquisition costs included in the asset section of the Company's balance sheet; and the review of the Company's investments for possible "other-than-temporary" declines in fair value.

Management has discussed the Company's critical accounting policies and estimates, together with any changes therein, with the Audit Committee of the Company's Board of Directors. The Company's Disclosure Committee and Audit Committee have reviewed the Company's disclosures in this document.

Losses and LAE. The estimated liabilities for losses and LAE include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For the Company's current mix of auto exposures, which include both property and liability exposures, an average of approximately 63% of the ultimate losses are settled within twelve months of the date of loss.

Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy, although the Company continues to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustments may become necessary as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations. Changes in the estimates for these liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated liability for unpaid losses and loss adjustment expenses would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require long-term assets to be tested for possible impairment under certain conditions. At March 31, 2003, management believes the Company's remaining capitalized costs for policy and claims software is the only long-term asset that meets the conditions for impairment testing. Under the applicable accounting standards, the first step is to determine whether the carrying value and cost to complete the asset is recoverable from future operations, based on estimates of future undiscounted cash flows; if not, then an impairment write down would be required to be recognized based on the fair value of the asset. At March 31, 2003, management has estimated that the $65.4 million carrying value and $39.0 million estimated cost to complete such software, or $104.4 million in total, is recoverable from cost savings from future operations. This conclusion is based primarily on the assumptions that the software can be successfully implemented and can reduce the Company's employee count by at least 125 people (about 5% of its workforce) for the 10 to 15 years after implementation (i.e., the current estimate of the probable productive life of the software). Once the project has successfully reached the stage where it is substantially complete and ready for its intended use, the Company anticipates there will be annual depreciation charges varying from approximately $5.8 million to $8.8 million. However, although management believes it is reasonable to assume these future cost savings, it must be noted that any such estimates are subject to considerable uncertainty and there can be no assurance that such cost savings will be achieved.

Deferred Income Taxes. Generally accepted accounting principles require deferred tax assets and liabilities ("DTAs" and "DTLs," respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, the Company has a DTA because the tax basis of its loss and LAE reserves is smaller than their book basis, and it has a DTL because the book basis of its capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses
(NOLs), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At March 31, 2003, the Company's DTAs total $176.4 million, and its DTLs total $80.2 million. The net of those amounts, $96.2 million, represents the net deferred tax asset reported in the consolidated balance sheet.

With the performance of the Company's core business in the past two quarters running close to management's goals of 15% growth in direct written premiums and a 96% combined ratio, management believes it is reasonable to discount the possibility of future underwriting losses and to conclude it is at least more likely than not that the Company will be able to realize the benefits of its DTAs. If necessary, the Company believes it could implement tax-planning strategies, such as investing a higher proportion of its investment portfolio in taxable securities, in order to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of March 31, 2003. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond the Company's ability to control. Future underwriting losses could possibly jeopardize the Company's ability to utilize its NOLs. In the event underwriting losses due to either SB 1899 or other causes were to persist, management might be required to reach a different conclusion about the realizability of the DTAs and, if so, to recognize a valuation allowance at that time.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs ("DPAC") include premium taxes, advertising, and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned.

Management assesses the recoverability of DPAC on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, no reduction in DPAC is required.

The loss and LAE ratio used in the recoverability estimate is based primarily on the assumption that the future loss and LAE ratio will approximate that of the recent past. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin No. 59-Noncurrent Marketable Equity Securities, SFAS No. 115-Accounting for Certain Investments in Debt and Equity Securities, and related guidance. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in the first quarter ending March 31, for the years 2003 and 2002.

The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in comprehensive income.

A summary by issuer of noninvestment grade securities and unrated securities held at March 31, 2003 and December 31, 2002, follows (amounts in thousands):

                                                         March 31,   December 31,
                                                           2003          2002
----------------------------------------------------------------------------------

Noninvestment grade securities (i.e., rated below BBB):
  Corning, Inc.                                          $      925  $         850
Unrated securities:
    Impact Funding, LLC                                       2,023          2,023
----------------------------------------------------------------------------------
Total noninvestment grade and unrated securities         $    2,948  $       2,873
----------------------------------------------------------------------------------

The following table lists issuers of securities held by the Company having an unrealized loss of $100,000 or more and aggregate information relating to all other investments in unrealized loss positions as of March 31, 2003 and December 31, 2002:

                                                     March 31, 2003             December 31, 2002
                                                -------------------------  -------------------------
                                                              Unrealized                 Unrealized
                                                Fair Value       Loss      Fair Value       Loss
----------------------------------------------------------------------------------------------------

Fixed maturities in an unrealized loss
  position less than one year:
    Teco Energy, Inc.                           $     5,330  $      (590)  $     5,100  $      (819)
    Sears Roebuck Acceptance Corp                         -            -         8,543         (516)
    Mallinckrodt Group, Inc.                              -            -         2,572         (317)
    Duke Capital Corp.                                    -            -         7,126         (266)
    Ford Motor Credit Co.                             6,128         (477)        4,859         (213)
    Others individually having an unrealized
      loss less than $100,000 each (44
      issuers and 15 issuers, respectively)          62,571         (717)       42,577         (369)
----------------------------------------------------------------------------------------------------
  Subtotal                                           74,029       (1,784)       70,777       (2,500)
----------------------------------------------------------------------------------------------------
Fixed Maturities in an unrealized loss
  position one year or more:
    Corning, Inc.                                       925          (57)          850         (131)
    Ashland, Inc.                                         -            -         2,013          (36)
    General Motors Acceptance Corp.                   8,847         (161)            -            -
    Others individually having an unrealized
      loss less than $100,000 each (3 issuers
      at March 31, 2003)                              6,104          (55)            -            -
----------------------------------------------------------------------------------------------------
  Subtotal                                           15,876         (273)        2,863         (167)
----------------------------------------------------------------------------------------------------
    Total                                       $    89,905  $    (2,057)  $    73,640  $    (2,667)
----------------------------------------------------------------------------------------------------

A summary of bond maturities in an unrealized loss position by year of maturity follows:


                                             March 31, 2002       December 31, 2002
                                          ---------------------  ---------------------
                                          Amortized   Carrying   Amortized   Carrying
                                             Cost       Value       Cost       Value
--------------------------------------------------------------------------------------

Bond Maturities
  Due in one year or less                 $        -  $       -  $        -  $       -
  Due after one year through five years        5,418      5,306       5,415      5,076
  Due after five years through ten years      21,064     19,818      30,099     28,280
  Due after ten years                         65,480     64,781      40,792     40,284
--------------------------------------------------------------------------------------
      Total                               $   91,962  $  89,905  $   76,306  $  73,640
--------------------------------------------------------------------------------------

POLICIES REGARDING CONFLICTS OF INTEREST AND ETHICAL BEHAVIOR

The Company has adopted policies regarding conflicts of interest and ethical behavior among its employees, particularly those with responsibilities in the areas of accounting, financial reporting and maintaining the integrity of the Company's internal control structure. These policies include standards that are reasonably necessary to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

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

- the prompt internal reporting of code violations to an appropriate person or personnel identified in the code; and

-    accountability  for  adherence  to  the  code.

The Company requires an annual attestation by applicable officers, directors and employees that they are in compliance with these policies. The Company's Board of Directors granted no conflict of interest waivers in 2002, nor in the first quarter of 2003.

FORWARD-LOOKING STATEMENTS
The Company's management has made in this report, and from time to time may make in its public filings, press releases, and oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential, expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements may address, among other things, the Company's strategy for growth, underwriting results, product development, computer systems, regulatory approvals, market position, financial results, dividend policy and reserves. It is possible that the Company's actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Important factors that could cause the Company's actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include the effects of competition and competitors' pricing actions; adverse underwriting and claims experience, including revived earthquake claims under SB 1899; customer service problems; the impact on Company operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of Company facilities and employees in Woodland Hills, California; information systems problems, including failures to implement information technology projects on time and within budget; adverse developments in financial markets or interest rates; and results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases and product changes and adverse actions taken by state regulators in market conduct examinations. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. The following table shows the financial statement carrying values of the Company's financial instruments, which are reported at fair value. The estimated fair values at adjusted market rates/prices assumes a 100 basis point increase in market interest rates for the investment portfolio and a 100 basis point decrease in market interest rates for the capital lease obligation. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of March 31, 2003.

                                                          Estimated Fair Value
                                               Carrying    At Adjusted Market
AMOUNTS IN  MILLIONS                             Value        Rates/Prices
-------------------------------------------------------------------------------

Fixed maturity investments available for sale  $   952.0       $   883.2
Capital lease obligation                            58.0            59.6

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

ITEM 4.     MANAGEMENT'S INTERNAL CONTROL REPORT

The Company's certifying officers have established and maintained disclosure controls, internal controls and procedures to ensure the (a) reliability of financial reporting; (b) effectiveness and efficiency of operations; and (c) compliance with applicable laws and regulations. As part of these procedures, the Company has established a Disclosure Committee comprised of the senior officers responsible for the Company's operations, including the Chief Executive Officer, General Counsel, Acting Chief Financial Officer and Controller and Chief Internal Auditor.

The Disclosure Committee met specifically regarding the design and effectiveness of the internal controls over financial reporting and disclosure. The Disclosure Committee's evaluation for the quarter ended March 31, 2003 was completed on April 4, 2003. Based on the Disclosure Committee's evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer and Controller reached the following conclusions:

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

On December 9, 2002, the Company commenced an arbitration proceeding against Computer Sciences Corporation ("CSC") arising out of CSC's obligation to provide insurance company information technology software and other software programs to the Company. CSC has filed a counterclaim in the proceeding. In the third quarter of 2002, the Company wrote off $37.2 million of its investment in certain CSC software. The arbitration is being conducted by the American Arbitration Association.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia
--------------------------------------------------------------------------------
Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th
------------------------------------------------------------------------------
Century Insurance, filed July 3, 1997 in Los Angeles Superior Court.  Plaintiffs
-----------------
allege bad faith, emotional distress, and estoppel involving 20th Century's handling of a homeowner's claim. Ramon Aguilera shot Mr. Gonzalez (the minor children's father) and was sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that 20th Century had promised to pay its bodily injury policy limit if Aguilera plead guilty to involuntary manslaughter. They further claim that the Company is estopped to raise its policy exclusions, and that it owes the entire judgment plus interest. A bench trial is scheduled for June 3, 2003 to resolve the promissory estoppel issues. The Company is vigorously defending the action.

Bryan Speck, individually, and on behalf of others similarly situated v. 21st
-----------------------------------------------------------------------------
Century Insurance Company, 21st Century Casualty Company, and 21st Century
--------------------------------------------------------------------------
Insurance Group, was filed on June 20, 2002 in Los Angeles Superior Court.  The
---------------
plaintiff seeks national class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that 21st Century uses "biased" software in determining the value of total-loss automobiles. The plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures. The Company and other carriers allegedly subscribe to the programs to unfairly reduce claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings.

Thomas Theis, on his own behalf and on behalf of all others similarly situated
------------------------------------------------------------------------------
v. 21st Century Insurance, was filed on June 17, 2002 in Los Angeles Superior
-------------------------
Court. Plaintiff seeks national class action certification, injunctive relief and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company uses a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area. The plaintiff alleges that the adjusted amount is "predetermined" and "biased," creating an unfair pretext for reducing claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings.

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People
                                      -----------------------------------------
of the State of California ex rel.Bill Lockyer, Attorney General et al.  The
----------------------------------------------------------------------
court determined that the Company's April 21, 1999, settlement with the California Department of Insurance ("CDI") with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the CDI to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The CDI has appealed the ruling.

SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's first constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court refused to hear the Company's case. A subsidiary of the Company, 21st Century Casualty Company, filed a new challenge to the constitutionality of SB 1899 on February 13, 2003. During the first quarter, several appellate court decisions have been rendered on issues affecting Northridge Earthquake cases, including a 9th Circuit Court of appeals decision in House et al v.
                                                     --------------
Allstate Insurance Company which again found SB 1899 (California Code of Civil
-------------------------
Procedure 340.9) to be constitutional. As a result of this 9th Circuit's decision, the Company's subsidiary, 21st Century Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. The Company currently has lawsuits pending against it in connection with claims under SB 1899; many of these lawsuits have multiple plaintiffs. Possible future judgements for damages in excess of the Company's reasonable estimates for these claims could be material individually or in the aggregate.

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

ITEM 2.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 3.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes- Oxley Act of 2002

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on February 3, 2003, regarding the resignation of Douglas K. Howell as Senior Vice President and Chief Financial Officer effective February 7, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  21ST CENTURY INSURANCE GROUP
                        -------------------------------------------------------
                                          (Registrant)

Date:  May 14, 2003                  /s/ Bruce W. Marlow
     -----------------  -------------------------------------------------------
                                        BRUCE W. MARLOW
                               President and Chief Executive Officer

Date:  May 14, 2003                  /s/ John M. Lorentz
     -----------------  -------------------------------------------------------
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

       Date:  May 14, 2003            /s/ Bruce W. Marlow
       ---------------------  -------------------------------------------------
                                        BRUCE W. MARLOW
                               President and Chief Executive Officer

CERTIFICATION OF CONTROLLER AND ACTING CHIEF FINANCIAL OFFICER
--------------------------------------------------------------

I, John M. Lorentz, certify that:

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


        Date: May 14, 2003          /s/ John M. Lorentz
        --------------------  ------------------------------------------------
                                        JOHN M. LORENTZ
                              Controller and Acting Chief Financial Officer (Principal Accounting Officer and Acting Principal Financial Officer)

                                  EXHIBIT INDEX
Exhibit No. Description
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002