Form 10-Q
period 2003-06-30
21ST CENTURY INSURANCE GROUP
filed 2003-07-24
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2003                    Commission File Number 0-6964
                                                                          ------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Yes [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Without Par Value            Outstanding at July 18, 2003
      (Title of Class)                           85,431,505 shares

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS
Unaudited

                                                                     JUNE 30,   December 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                                2003         2002
---------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $943,740 and $886,047)                           $  994,154     $  924,581
Cash and cash equivalents                                              128,543        105,897
---------------------------------------------------------------------------------------------
Total investments and cash                                           1,122,697      1,030,478
Accrued investment income                                               18,237         13,230
Premiums receivable                                                    104,392         91,029
Reinsurance receivables and recoverables                                17,981         28,105
Prepaid reinsurance premiums                                             1,632          1,893
Deferred income taxes                                                   69,970         88,939
Deferred policy acquisition costs                                       50,959         46,190
Leased property under capital lease, net of deferred gain of
  $5,489 and $6,280 and net of accumulated amortization of $6,260
  and $0                                                                48,251         53,720
Property and equipment, at cost less accumulated depreciation of
  $55,801 and $52,125                                                   91,125         87,274
Other assets                                                            35,486         29,179
---------------------------------------------------------------------------------------------
Total assets                                                        $1,560,730     $1,470,037
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                          $  417,580     $  384,009
Unearned premiums                                                      299,758        266,477
Obligation under capital lease                                          55,279         60,000
Claim checks payable                                                    42,543         39,304
Reinsurance payable                                                      1,526          4,952
Other liabilities                                                       61,534         59,687
---------------------------------------------------------------------------------------------
Total liabilities                                                      878,220        814,429
---------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,431,505 in 2003 and 2002                      419,139        418,984
Retained earnings                                                      232,091        213,067
Accumulated other comprehensive income                                  31,280         23,557
---------------------------------------------------------------------------------------------
Total stockholders' equity                                             682,510        655,608
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $1,560,730     $1,470,037
---------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

                                               Three months ended June 30,    Six months ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA            2003           2002           2003           2002
--------------------------------------------------------------------------------------------------------
REVENUES
  Net premiums earned                           $   287,231    $   220,191    $   558,672    $   435,302
  Net investment income                              11,673         11,384         23,311         22,649
  Other                                              14,065              -         14,065              -
  Realized investment gains                           7,700          2,635         12,280          4,298
--------------------------------------------------------------------------------------------------------
    Total revenues                                  320,669        234,210        608,328        462,249
--------------------------------------------------------------------------------------------------------
LOSSES AND EXPENSES
  Net losses and loss adjustment expenses           228,182        189,903        481,525        378,538
  Policy acquisition costs                           47,766         29,762         91,209         56,320
  Other operating expenses                              390          3,066          4,033          6,967
  Interest and fees expense                             833              -          1,540              -
--------------------------------------------------------------------------------------------------------
    Total losses and expenses                       277,171        222,731        578,307        441,825
--------------------------------------------------------------------------------------------------------
Income before federal income taxes                   43,498         11,479         30,021         20,424
Federal income tax expense                           14,347          1,620          7,580          2,242
--------------------------------------------------------------------------------------------------------
Net income                                      $    29,151    $     9,859    $    22,441    $    18,182
--------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
  Basic                                         $      0.34    $      0.11    $      0.26    $      0.21
--------------------------------------------------------------------------------------------------------
  Diluted                                       $      0.34    $      0.11    $      0.26    $      0.21
--------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding - basic    85,431,505     85,420,296     85,431,505     85,392,579
--------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding - diluted  85,725,925     85,933,990     85,567,620     85,731,978
--------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

                                                              Accumulated
                                                                 Other
                                     Common    Retained      Comprehensive
AMOUNTS IN THOUSANDS                 Stock     Earnings         Income           Total
-----------------------------------------------------------------------------------------
Balance - January 1, 2003           $418,984    $213,067           $23,557      $655,608
Comprehensive gain                         -      22,441 (1)         7,723 (2)    30,164
Cash dividends declared on common
  stock ($0.02 per share)                  -      (3,417)                -        (3,417)
Other                                    155           -                 -           155
-----------------------------------------------------------------------------------------
Balance - June 30, 2003             $419,139    $232,091           $31,280      $682,510
-----------------------------------------------------------------------------------------

(1) Net income.

(2) Net change in accumulated other comprehensive income for the six months ended June 30, 2003, comprises unrealized gains on available-for-sale investments of $15,797 (net of income tax expense of $8,508) less the reclassification adjustment for gains included in net income of $8,074 (net of income tax expense of $4,348).


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS
Six months ended June 30,                                2003        2002
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $  22,441   $  18,182
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for depreciation and amortization            10,465       9,728
  Amortization of restricted stock grants                   155         237
  Change in deferred income tax expense                  14,810       5,864
  Realized gains on sale of investments                 (12,280)     (4,372)
  Federal income tax benefit                                  -       4,670
  Reinsurance balances                                    6,960      (2,488)
  Unpaid losses and loss adjustment expenses             33,571       3,548
  Unearned premiums                                      33,281       3,478
  Claim checks payable                                    3,239       2,083
  Premiums receivable                                   (13,363)     (3,550)
  Other assets                                          (15,906)      1,464
  Other liabilities                                       1,847       4,654
----------------------------------------------------------------------------
Net cash provided by operating activities                85,220      43,498
----------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                            (340,510)   (329,233)
  Calls or maturities                                    19,498      13,094
  Sales                                                 274,424     328,634
Net purchases of property and equipment                  (7,848)     (8,891)
----------------------------------------------------------------------------
Net cash (used in) provided by investing activities     (54,436)      3,604
----------------------------------------------------------------------------
FINANCING ACTIVITIES
Reduction of obligation under capital lease              (4,721)          -
Dividends paid                                           (3,417)    (13,659)
Proceeds from the exercise of stock options                   -       1,485
----------------------------------------------------------------------------
Net cash used in financing activities                    (8,138)    (12,174)
----------------------------------------------------------------------------

Net increase in cash                                     22,646      34,928

Cash and cash equivalents, beginning of period          105,897      28,909
----------------------------------------------------------------------------
Cash and cash equivalents, end of period              $ 128,543   $  63,837
----------------------------------------------------------------------------

Supplemental information:
Income taxes paid (refunded)                          $     123   $ (12,920)
Interest paid                                             1,407           -


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
Unaudited

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2.  EARTHQUAKE AND HOMEOWNER LINES IN RUNOFF
-------------------------------------------------

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. During the first quarter of 2003, the Company increased its 1994 Northridge Earthquake/SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. Most of the Company's remaining 1994 Earthquake claims are in litigation. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and trial dates for substantially all cases have now been set. Also during the first quarter, several appellate court decisions were rendered on issues affecting Northridge Earthquake cases, including a decision by the 9th Circuit Court of Appeals involving Allstate Insurance Company, which again found SB 1899 (California Code of Civil Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision in House et al v. Allstate Insurance Company, the
                              -----------------------------------------
Company's subsidiary, 21st Century Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. The Company continues to believe the statute violates the federal and state constitutions and will support other companies' efforts to have the law overturned.

While the reserves now held are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain. The estimate currently recorded by the Company assumes that relatively few of the cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, and that most cases will be settled without need for extensive pre-trial preparation. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent those and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company's current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge Earthquake-related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
Unaudited

The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and future related losses are reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreement with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of those customers were offered homeowner coverage through an affiliate of Countrywide. The Company has completed this process and no longer has any homeowner policies in force.

Loss and loss adjustment expenses incurred for the homeowner and earthquake lines in runoff for the quarter and six months ended June 30, 2003, were $0 and $37.0 million, respectively, compared to $5.0 million and $11.9 million for the same periods in 2002.

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

California Income Taxes.  In a December 21, 2000 court ruling, Ceridian
                                                               --------
Corporation v. Franchise Tax Board, a statute that allowed a tax deduction for
----------------------------------
the dividends received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board ("FTB") has taken the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

The amount of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay, are subject to a wide range of estimates because so many ostensibly long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts. In the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. The possible losses, net of federal tax benefit, range from close to zero to approximately $22.0 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company believes it has adequately provided for this contingency.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
Unaudited

NOTE 4.  STOCK - BASED COMPENSATION
-----------------------------------

Stock-Based Compensation. Under the 1995 stock option plan the aggregate number of common shares authorized is currently limited to 10,000,000. At June 30, 2003, 2,671,097 common shares remain available for future grants and 6,853,035 common shares are issuable upon the exercise of all outstanding options and rights. The plan has been approved by the Company's stockholders, and all options granted have ten-year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods. Currently, the Company uses the intrinsic value method to account for stock-based compensation paid to employees for their services.

Exercise prices for options outstanding at June 30, 2003, ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.75 years.

A summary of the Company's stock option activity and related information follows:

                                                        Weighted-
                                         Number of       Average
AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA   Options    Exercise Price
--------------------------------------------------------------------
Options outstanding December 31, 2002        5,142       $18.77
Granted in 2003                              1,802        12.03
Exercised in 2003                                             -
Forfeited in 2003                              (91)       16.90
----------------------------------------------------
Options outstanding June 30, 2003            6,853        17.06
----------------------------------------------------

A summary of securities issuable and issued for the 1995 Stock Option Plan at June 30, 2003 follows:

                                                        1995 Stock Option
AMOUNTS IN THOUSANDS                                           Plan
--------------------------------------------------------------------------
Total securities authorized                                   10,000
Number of securities issued                                     (476)
Number of securities issuable upon the exercise of all
  outstanding options and rights                              (6,853)
Number of securities forfeited                                (1,327)
Number of securities forfeited and returned to plan            1,327
---------------------------------------------------------------------
Number of securities remaining available for future
  grants under the plan                                        2,671
---------------------------------------------------------------------

Options exercisable numbered 3,616,154 and 2,555,847 at the end of the second quarter for the years 2003 and 2002, respectively.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
Unaudited

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using the following assumptions:

Six Months Ended June 30,                         2003      2002
-------------------------------------------------------------------
Risk-free interest rate:
  Minimum                                          2.65%     4.61%
  Maximum                                          3.75%     4.79%

Dividend yield                                     0.67%     2.50%

Volatility factor of the expected market price
   of the Company's common stock:
  Minimum                                          0.38      0.35
  Maximum                                          0.40      0.36

Weighted-average expected life of the options   6 YEARS   8 years
-------------------------------------------------------------------

The following table illustrates the effect on net income and earnings per share if the fair value based method, using the Black-Scholes valuation model, had been applied to all outstanding and unvested awards:

                                                       Three Months Ended     Six Months Ended
                                                            June 30,               June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                 2003        2002       2003       2002
-----------------------------------------------------------------------------------------------
Net income, as reported                              $  29,151  $   9,859  $  22,441  $  18,182
Add: Stock-based employee compensation
  expense included in reported net income, net of
  related tax effects                                        -          -          -          -

Deduct: Total stock-based employee compensation
  expense determined under fair value based for all
  awards, net of related tax effects                     1,992      1,428      3,828      2,625
-----------------------------------------------------------------------------------------------
Pro forma net income                                    27,159      8,431     18,613     15,557
-----------------------------------------------------------------------------------------------
Earnings per share:
-----------------------------------------------------------------------------------------------
Basic- as reported                                        0.34       0.11       0.26       0.21
-----------------------------------------------------------------------------------------------
Basic- pro forma                                          0.32       0.10       0.22       0.18
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Diluted- as reported                                      0.34       0.11       0.26       0.21
-----------------------------------------------------------------------------------------------
Diluted- pro forma                                        0.32       0.10       0.22       0.18
-----------------------------------------------------------------------------------------------
Estimated weighted-average of the fair value of
  options granted                                    $    6.00  $    6.53  $    4.80  $    6.33
-----------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Investments and cash increased $59.1 million (5.6%) and $92.2 million (8.9%) during the quarter and six months ended June 30, 2003, respectively. This increase was primarily due to cash flow from operations.

Investment-grade bonds comprised substantially all of the fair value of the fixed-maturity portfolio at June 30, 2003. The Company has no investments in equity securities as of June 30, 2003 or as of December 31, 2002. Of the Company's total investments at June 30, 2003, approximately 66.3% were invested in tax-exempt, fixed-income securities, compared to 54.5% at December 31, 2002.

As of June 30, 2003, the pre-tax net unrealized gain on investments was $50.4 million (unrealized gains of $51.6 million and unrealized losses of $1.2 million), compared to $38.5 million at December 31, 2002 (unrealized gains of $41.2 million and unrealized losses of $2.7 million). The Company's policy is to investigate, on a quarterly basis, any investment for possible "other-than-temporary" impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the three months or six months ended June 30, 2003 or 2002.

Deferred income taxes decreased $19.0 million (21.3%) during the six months ended June 30, 2003 due to an increase in taxable earnings and the reclassification of a current tax receivable of $7.9 million relating to a settlement with the IRS.

Premiums receivable were $104.4 million at June 30, 2003, compared to $91.0 million at December 31, 2002, with the increase mainly attributable to growth in the Company's customer base and higher premium rates. Balances past due 90 days or more totaled $0.5 million and $0.3 million at June 30, 2003 and December 31, 2002, respectively. Company policy is to write off receivable balances when 180 days past due. At June 30, 2003, and December 31, 2002, the allowance for doubtful accounts was $0.6 million and $0.0 million, respectively.

Prepaid reinsurance premiums and reinsurance payables were $1.6 million and $1.5 million at June 30, 2003, compared to $1.9 million and $5.0 million at December 31, 2002, respectively. The decline in balances is primarily due to the cancellation of the quota share treaty with AIG subsidiaries effective September 1, 2002.

Increased advertising, compensation and other operating costs through June 30, 2003, associated with increased customer volume, contributed to an increase in deferred policy acquisition costs ("DPAC") of $4.8 million to $51.0 million, compared to $46.2 million at December 31, 2002. The Company's DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

The Company's loss and loss adjustment expense ("LAE") reserves are summarized in the following table:

                         JUNE 30, 2003      December 31, 2002
                       --------------------------------------
AMOUNTS IN THOUSANDS    GROSS       NET      Gross      Net
-------------------------------------------------------------
Unpaid Losses and LAE
  Personal auto lines  $365,938  $356,893  $333,113  $320,031
  Homeowner lines         6,706     2,117    10,952     3,683
  Earthquake lines       44,936    44,936    39,944    39,944
-------------------------------------------------------------
Total                  $417,580  $403,946  $384,009  $363,658
-------------------------------------------------------------

Gross unpaid losses and LAE increased by $33.6 million during the six months ended June 30, 2003. The increase was primarily due to a reserve increase of $32.8 million in the personal auto lines as a result of growth in the Company's customer base. The homeowner and earthquake lines, which are in runoff, increased by $0.8 million in the six months ended June 30, 2003, which comprised a $37.0 million pre-tax charge to earnings in the first quarter of 2003 in the earthquake line (see Note 2 of the Notes to Consolidated Financial Statements), less payments, net of applicable reinsurance, of $36.2 million ($4.2 million relating to homeowner and $32.0 million relating to earthquake).

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
AMOUNTS IN THOUSANDS                               2003        2002       2003     2002
------------------------------------------------------------------------------------------
Net losses and LAE incurred related to insured
  events of:
    Current year:
      Personal auto lines                       $ 228,182  $ 180,811  $ 444,525  $ 347,476
      Homeowner lines                                   -          -          -      2,520
      Earthquake lines                                  -          -          -          -
------------------------------------------------------------------------------------------
    Total current year                            228,182    180,811    444,525    349,996
------------------------------------------------------------------------------------------
    Prior years:
      Personal auto lines                               -      4,135          -     19,247
      Homeowner lines                                   -        500          -      3,518
      Earthquake lines                                  -      4,457     37,000      5,777
------------------------------------------------------------------------------------------
    Total prior years                                   -      9,092     37,000     28,542
------------------------------------------------------------------------------------------
Grand Total                                     $ 228,182  $ 189,903  $ 481,525  $ 378,538
------------------------------------------------------------------------------------------

The Company's reported earnings could be significantly different if ending reserves were based on assumptions and estimates different from those used by management. Historically, the Company's actuaries have not projected a range around the carried reserves. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management selects the carried reserves after carefully reviewing the appropriateness of the underlying assumptions.

Stockholders' equity and book value per share increased to $682.5 million and $7.99, respectively, at June 30, 2003, compared to $655.6 million and $7.67 at December 31, 2002. The increase in stockholders' equity for the six months ended June 30, 2003, was primarily due to net income of $22.4 million, an increase in other comprehensive income of $7.7 million, other of $0.2 million, less dividends to stockholders of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES
Holding Company. The main sources of liquidity of 21st Century Insurance Group, the holding company, historically have been dividends received from its insurance subsidiaries and proceeds from issuance of debt or equity securities. The holding company currently has no indebtedness for borrowed money, although it has guaranteed a subsidiary's capital lease obligation. The holding company's only equity security currently outstanding is its common stock, which has no mandatory dividend obligations.

Cash and investments at the holding company were $13.1 million at June 30, 2003, compared to $7.0 million at December 31, 2002. On December 19, 2002, the Company declared a $1.7 million dividend to stockholders of record on December 30, 2002, which was paid January 17, 2003. On February 27, 2003, the Company declared a $1.7 million dividend to stockholders of record on March 10, 2003, which was paid March 28, 2003. In addition, on June 26, 2003, the Company declared a $1.7 million dividend to stockholders of record on July 8, 2003, payable on July 25, 2003. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth and other corporate objectives. The Company's S&P claims paying rating is currently A+, and its A.M. Best rating is A+.

The insurance subsidiaries in 2003 could pay $21.6 million as dividends to the holding company without prior written approval from insurance regulatory authorities. However, given the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries, it is unlikely that the Company's insurance subsidiaries will make any dividend payments to the holding company in 2003. There is no assurance that this tax issue will be favorably resolved in the near term, in which case the Company faces the prospect of raising additional capital at the holding company level, cutting or ceasing dividends to stockholders, or possibly having to pay the additional tax of up to approximately 8.9 % on dividends from the insurance subsidiaries to the holding company.

Insurance Subsidiaries. The Company has recorded underwriting profits in its core auto insurance operations for the last six quarters and has thereby enhanced its liquidity. In California, a 3.9% auto premium rate increase was implemented on March 31, 2003 and in May of 2002 there was a 5.7% rate increase. There can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, the Company remains exposed to possible upward development in previously recorded reserves for SB 1899 claims. As a result of such uncertainties, underwriting losses could occur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries earnings, which in turn could negatively impact the Company's liquidity.

As of June 30, 2003, the Company's insurance subsidiaries had a combined statutory surplus of $422.7 million, compared to $397.4 million at December 31, 2002. The change in surplus was primarily due to statutory net income of $34.7 million during the first half of 2003. In addition there was an increase of $2.9 million in the admitted portion of the deferred tax asset. Offsetting these increases is an increase in nonadmitted assets of $12.3 million. The Company's ratio of net premiums written to surplus was 2.6 for the twelve month period ended June 30, 2003, compared to 2.4 for the year ended December 31, 2002.

At June 30, 2003, the estimated cost to complete certain software development projects is $31.5 million. The Company expects to fund these costs by cash flow from operations.

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

The Company currently has no unused letters of credit, has issued no guarantees on behalf of others, and has no trading activities involving non-exchange-traded contracts accounted for at fair value. The Company has entered into no material transactions with related parties other than the reinsurance transactions with AIG subsidiaries. At June 30, 2003, reinsurance recoverables, net of payables, from AIG subsidiaries were $10.4 million, compared to $18.4 million at December 31, 2002.

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

RESULTS OF OPERATIONS
Overall Results. The Company reported net income of $29.2 million, or $0.34 per share (basic and diluted), on direct premiums written of $300.9 million for the quarter ended June 30, 2003, compared to net income of $9.9 million, or $0.11 earnings per share (basic and diluted), on direct premiums written of $238.4 million for the same 2002 quarter. For the six months ended June 30, 2003, net income was $22.4 million, or $0.26 earnings per share (basic and diluted), on direct premiums written of $594.5 million. Net income for the six months ended June 30, 2002, was $18.2 million, or $0.21 earnings per share (basic and diluted), on direct premiums written of $471.5 million. These results include:
(i) after-tax charges for 1994 Northridge earthquake costs of $24.1 million for the six months ended June 30, 2003 and $3.8 million for the same period in 2002; and (ii) after-tax net income of $9.1 million for the quarter ended June 30, 2003 resulting from a non-recurring, non-operational item and a favorable tax settlement with the IRS.

The following table presents the components of the Company's personal auto lines underwriting profit and the components of the combined ratio:

                                             Three Months          Six Months
                                            Ended June 30,        Ended June 30,
AMOUNTS IN THOUSANDS                        2003      2002       2003       2002
-----------------------------------------------------------------------------------
Direct premiums written                  $300,924   $238,535   $594,540   $468,954
-----------------------------------------------------------------------------------
Net premiums written                     $299,743   $228,452   $592,223   $449,151
-----------------------------------------------------------------------------------

Net premiums earned                      $287,231   $220,191   $558,672   $435,302
Net losses and loss adjustment expenses   228,182    184,947    444,525    366,724
Underwriting expenses incurred             48,156     32,828     95,242     63,196
-----------------------------------------------------------------------------------
Personal auto lines underwriting profit  $ 10,893   $  2,416   $ 18,905   $  5,382
-----------------------------------------------------------------------------------

  RATIOS:
    Loss and LAE ratio                       79.4%      84.0%      79.6%      84.2%
    Underwriting expense ratio               16.8%      14.9%      17.0%      14.5%
-----------------------------------------------------------------------------------
    Combined ratio                           96.2%      98.9%      96.6%      98.7%
-----------------------------------------------------------------------------------

The following table reconciles the Company's personal auto lines underwriting profit to consolidated net income:

                                               Three Months          Six Months
                                               Ended June 30,       Ended June 30,
AMOUNTS IN THOUSANDS                          2003       2002      2003       2002
-------------------------------------------------------------------------------------
Personal auto lines underwriting profit     $ 10,893   $ 2,416   $ 18,905   $  5,382
Homeowner and earthquake lines, in runoff,
  underwriting loss                                -    (4,956)   (37,000)   (11,905)
Net investment income                         11,673    11,384     23,311     22,649
Realized investment gains                      7,700     2,635     12,280      4,298
Other revenues                                14,065         -     14,065          -
Interest and fees expense                       (833)        -     (1,540)         -
Federal income tax expense                   (14,347)   (1,620)    (7,580)    (2,242)
-------------------------------------------------------------------------------------
Net income                                  $ 29,151   $ 9,859   $ 22,441   $ 18,182
-------------------------------------------------------------------------------------

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

UNDERWRITING RESULTS
Personal Auto. Automobile insurance is the primary line of business written by the Company. Vehicles insured outside of California accounted for less than 3% of the Company's direct written premiums in the three and six months ended June 30, 2003 and 2002. The Company currently is licensed to write automobile insurance in 29 states, compared to 25 states at the end of 2002. The Company currently is evaluating opportunities relating to expansion into new states but has not yet adopted definitive plans. Because of the lead times involved, expansion into new states is not expected to materially affect the Company's financial results in 2003.

Direct premiums written in the three months ended June 30, 2003, increased $62.4 million (26.2%) to $300.9 million, compared to $238.5 for the same period in 2002. Of the $62.4 million increase, $50.5 million was due to a higher number of insured vehicles, while $11.9 million was due to rate increases. Direct premiums written for the six months ended June 30, 2003, increased $125.5 million (26.8%) to $594.5 million, compared to $469.0 million for the same period in 2002. Of the $125.5 million increase, $101.7 million was due to a higher number of insured vehicles, while $23.8 million was due to rate increases. Current growth is being generated through active advertising for new customers and product innovations.

Net premiums earned increased $67.0 million (30.4%) to $287.2 million for the three months ended June 30, 2003, compared to $220.2 million for the same period in 2002. Net premiums earned increased $123.4 million (28.3%) to $558.7 million for the six months ended June 30, 2003, compared to $435.3 million for the same period in 2002. The growth rate in net premiums earned exceeds that of the direct premiums written for these periods primarily because of the termination of the AIG quota share reinsurance program effective September 1, 2002.

The combined ratio was 96.2% for the three months ended June 30, 2003, compared to 98.9% for the same period in 2002. The combined ratios for the six months ended June 30, 2003 and 2002 were 96.6% and 98.7%, respectively. The improvement resulted from a reduction in the loss and LAE ratio, which was partially offset by an increase in the underwriting expense ratio. Company management remains focused on achieving sustainable 15% premium growth and a combined ratio of 96.0% or better. Since 1980, the Company has simultaneously met those benchmarks only twice (1980 and 1981).

Net losses and LAE incurred increased $43.3 million (23.4%) to $228.2 million for the three months ended June 30, 2003, compared to $184.9 million for the same period in 2002. For the six months ended June 30, 2003, net losses and LAE incurred increased $77.8 million (21.2%) to $444.5 million, compared to $366.7 million for the same period in 2002.

The loss and LAE ratios were 79.4% and 84.0% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the ratios were 79.6% and 84.2%, respectively. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the second quarter were 0.0% in 2003 and 1.9% in 2002. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the six months ended June 30, were 0.0% in 2003 and 4.4% in 2002. These changes in estimates pertained mainly to development in average paid loss severities beyond amounts previously anticipated. In general, changes in estimate are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with the Company's quarterly actuarial review.

For the California auto lines, accident frequency (i.e., total number of claims reported in the calendar period for all coverages divided by average vehicles in force) decreased 7.1% in the second quarter of 2003, compared to the second quarter of 2002, and decreased 8.3% in the first six months of 2003, compared to the first six months of 2002. Loss severity increased 5.6% in the second quarter of 2003, compared to the second quarter of 2002 and increased 4.0% in the first half of 2003, compared to the first half of 2002. Past frequency and severity trends are not necessarily predictive of future trends.

The ratios of net underwriting expenses to net premiums earned were 16.8% and 14.9% for the quarters ended June 30, 2003 and 2002, respectively. The ratios of net underwriting expenses to net premiums earned were 17.0% and 14.5% for the six months ended June 30, 2003 and 2002, respectively. The increases were primarily due to growth in advertising and costs associated with increasing the number of new sales agents. Several productivity enhancement initiatives are underway aimed at improving customer service, reducing per unit process costs and lowering fixed costs in corporate support areas.

Homeowner and Earthquake Lines in Runoff. The homeowner and earthquake lines, which are in runoff, did not show any gains or losses for the quarter ending June 30, 2003, compared to a loss of $5.0 million for the same period a year ago. For the six months ended June 30, 2003 and 2002, losses for those same lines were $37.0 million and $11.9 million, respectively, of which the earthquake lines accounted for $37.0 million and $5.8 million, respectively. The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001.

The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and future related losses are reinsured by Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreement with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers were offered homeowner coverage through an affiliate of Countrywide. The Company has completed this process and no longer has homeowner policies in force.

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. During the first quarter of 2003, the Company increased its 1994 Northridge Earthquake/SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. Most of the Company's remaining 1994 Earthquake claims are in litigation. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and trial dates for substantially all cases have now been set. Also during the first quarter, several appellate court decisions were rendered on issues affecting Northridge Earthquake cases, including a decision by the 9th Circuit Court of Appeals involving Allstate Insurance Company, which again found SB 1899 (California Code of Civil Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision in House et al v.
                                                                --------------
Allstate Insurance Company, the Company's subsidiary, 21st Century Casualty
--------------------------
Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. The Company continues to believe the statute violates the federal and state constitutions and will support other companies' efforts to have the law overturned.

While the reserves now held are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain. The estimate currently recorded by the Company assumes that relatively few of the cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, and that most cases will be settled without need for extensive pre-trial preparation. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent those and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company's current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge Earthquake-related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

INVESTMENT INCOME
The Company utilizes a conservative investment philosophy. No equities, derivatives or nontraditional securities are held in the Company's investment portfolio, substantially all of which is investment grade. Net investment income was $11.7 million for the quarter ended June 30, 2003, compared to $11.4 million for the same quarter in 2002. Net investment income for the six months ended June 30, 2003 and 2002, was $23.3 million and $22.6 million, respectively. The average annual pre-tax yields on invested assets were 4.5% for both the three and six-month periods ended June 30, 2003. For the comparable periods in 2002, the yields were 5.1% for both periods. The average annual after-tax yields on invested assets were 3.9% and 3.8% for the quarter and six month periods ended June 30, 2003, compared to 4.4% for both periods in 2002. The decrease in yields is due primarily to the fact that the Company held on average almost three times more in cash equivalents in 2003, compared to 2002 combined with a significant decrease in short term yields over the last twelve months.

Net realized gains on the sale of investments and fixed assets for the quarter and six months ended June 30, 2003, were $7.7 million (gross realized gains were $7.9 million, gross realized losses were $0.2 million) and $12.3 million (gross realized gains were $12.7 million, gross realized losses were $0.4 million), compared to $2.6 million (gross realized gains were $3.0 million, gross realized losses were $0.4 million) and $4.3 million (gross realized gains were $5.0 million, gross realized losses were $0.7 million) for the same periods in 2002. At June 30, 2003, $744.7 million (66.3%) of the Company's total investments at fair value were invested in tax-exempt bonds with the remainder, representing 33.7% of the portfolio, invested in taxable securities, compared to 54.5% and 45.5%, respectively, at December 31, 2002.

As of June 30, 2003, the Company had a pre-tax net unrealized gain on fixed maturity investments of $50.4 million, compared to $38.5 million at December 31, 2002.

The following table is a summary of securities sold at a loss during the three month and six month periods ending June 30, 2003 and 2002.

                                                   Three Months      Six Months
                                                  Ended June 30,    Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT UNIT DATA             2003    2002     2003     2002
-----------------------------------------------------------------------------------
FIXED MATURITY SECURITIES:
Realized losses on sales                          $  148  $   435  $   319  $   624
Fair value at the date of sale                    $1,384  $53,533  $16,348  $86,715
Number of securities sold                              3       29       11       50
Losses realized on securities with an unrealized
  loss preceding the sale for:
    Less than 3 months                            $    -  $    27  $    33  $    56
    3-6 months                                         -       45      100      171
    6-12 months                                        -      118       38      139
    Greater than 12 months                           148      245      148      258
-----------------------------------------------------------------------------------

OTHER REVENUES
Other revenue in the second quarter of 2003 included $9.3 million resulting from a nonrecurring, nonoperational item and interest income of $4.8 million relating to a favorable settlement with the IRS.

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

Losses and LAE. The estimated liabilities for losses and LAE include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For the Company's current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss.

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

Property and Equipment. Accounting standards require long-term assets to be tested for possible impairment under certain conditions. At June 30, 2003, management believes the Company's remaining capitalized costs for policy and claims software is the only long-term asset that meets the conditions for impairment testing. Under the applicable accounting standards, the first step is to determine whether the carrying value and cost to complete the asset is recoverable from future operations, based on estimates of future undiscounted cash flows; if not, then an impairment write-down would be required to be recognized based on the fair value of the asset. At June 30, 2003, management has estimated that the $70.8 million carrying value and $31.5 million estimated cost to complete such software, or $102.3 million in total, is recoverable from cost savings from future operations. This conclusion is based primarily on the assumptions that the software can be successfully implemented and can reduce the Company's employee count by at least 125 people (about 5% of its workforce) for the 10 to 15 years after implementation (i.e., the current estimate of the probable productive life of the software). However, although management believes it is reasonable to assume these future cost savings, such estimates are subject to considerable uncertainty and there can be no assurance that such cost savings will be achieved. Once the project has successfully reached the stage where it is substantially complete and ready for its intended use, the Company anticipates there will be annual depreciation charges ranging from approximately $5.8 million to $8.8 million.


Deferred Income Taxes. Generally accepted accounting principles require deferred tax assets and liabilities ("DTAs" and "DTLs," respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, the Company has a DTA because the tax basis of its loss and LAE reserves is smaller than their book basis, and it has a DTL because the book basis of its capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses ("NOL"s), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At June 30, 2003, the Company's DTAs were $157.4 million, and its DTLs were $87.4 million for a net DTA of $70.0 million which represents the net deferred tax asset reported in the consolidated balance sheet.

The Company's core business has generated an underwriting profit for the past six consecutive quarters. Management believes it is reasonable to discount the possibility of future underwriting losses and to conclude it is at least more likely than not that the Company will be able to realize the benefits of its DTAs. If necessary, the Company believes it could implement tax-planning strategies, such as investing a higher proportion of its investment portfolio in taxable securities, in order to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of June 30, 2003. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond the Company's ability to control. Future underwriting losses could possibly jeopardize the

Company's ability to utilize its NOL carryforwards. In the event underwriting losses due to either SB 1899 or other causes were to occur, management might be required to reach a different conclusion about the realization of the DTAs and, if so, to recognize a valuation allowance at that time.

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

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin No. 59, Noncurrent Marketable Equity Securities, SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in the quarter or six months ending June 30, for the years 2003 and 2002.

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

A summary by issuer of noninvestment grade securities and unrated securities held at June 30, 2003 and December 31, 2002 follows:

                                                         JUNE 30,    December 31,
AMOUNTS IN THOUSANDS                                       2003          2002
---------------------------------------------------------------------------------
Noninvestment grade securities (i.e., rated below BBB):
  Corning, Inc.                                            $     -        $   850
Unrated securities:
  Impact Funding, LLC                                        2,023          2,023
---------------------------------------------------------------------------------
Total noninvestment grade and unrated securities           $ 2,023        $ 2,873
---------------------------------------------------------------------------------

The following table sets forth securities held by the Company having an unrealized loss of $100,000 or more and aggregate information relating to all other investments in unrealized loss positions as of June 30, 2003 and December 31, 2002:

                                             JUNE 30, 2003               December 31, 2002
                                    ---------------------------------------------------------------
AMOUNTS IN THOUSANDS,                  #      FAIR     UNREALIZED     #                   Unrealized
EXCEPT ISSUES                        ISSUES   VALUE       LOSS      issues   Fair value      loss
---------------------------------------------------------------------------------------------------
Fixed maturity securities with
  unrealized losses:
    Exceeding $0.1 million and for:
      less than 6 months                  1  $ 4,959     $   (145)       3     $ 20,769   $ (1,601)
      6-12 months                                  -            -        2        7,431       (530)
      more than 1 year                             -            -        1          850       (131)
    Less than $0.1 million               45   90,242       (1,022)      16       44,590       (405)
---------------------------------------------------------------------------------------------------
Total                                    46  $95,201     $ (1,167)      22     $ 73,640   $ (2,667)
---------------------------------------------------------------------------------------------------

A summary of bond maturities in an unrealized loss position by year of maturity follows:

                                               JUNE 30, 2003      December 31, 2002
                                         ---------------------------------------------
                                           AMORTIZED   CARRYING   AMORTIZED   CARRYING
AMOUNTS IN THOUSANDS                          COST       VALUE       COST       VALUE
--------------------------------------------------------------------------------------
Bond Maturities
  Due in one year or less                 $    4,980  $   4,977  $        -  $       -
  Due after one year through five years       14,553     14,417       5,415      5,076
  Due after five years through ten years      26,383     25,933      30,099     28,280
  Due after ten years                         50,453     49,874      40,792     40,284
--------------------------------------------------------------------------------------
      Total                               $   96,369  $  95,201  $   76,306  $  73,640
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

- the prompt internal reporting of ethical code violations to an appropriate person or personnel identified in the code; and

-    accountability for adherence to the ethical code.

The Company requires an annual attestation by applicable officers, directors and employees that they are in compliance with these policies. The Company's Board of Directors granted no conflict of interest waivers in 2002, nor in the first six months of 2003.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, the Company is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. The following table shows the financial statement carrying values of the Company's financial instruments, which are reported at fair value. The estimated fair values at adjusted market rates/prices assume a 100 basis point increase in market interest rates for the investment portfolio and a 100 basis point decrease in market interest rates for the capital lease obligation.

                                                           Estimated Fair Value
                                               Carrying     At Adjusted Market
AMOUNTS IN  MILLIONS                             Value         Rates/Prices
-------------------------------------------------------------------------------
Fixed maturity investments available-for-sale    $ 994.2           $ 922.8
Capital lease obligation                            55.3              56.8

The above sensitivity analysis summarizes only the exposure to market interest rate risk as of June 30, 2003. The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of the Company's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the analysis.

The Company's cash flow from operations and short-term cash position generally is more than sufficient to meet its obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than one year. As a result, it has been unnecessary for the Company to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all of its financial assets and liabilities, the Company seeks to maintain reasonable average durations, currently 6.2 years, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. In the current lower rate environment, the Company is taking steps to lower duration. Financial instruments are not used for trading purposes.

ITEM 4.     CONTROLS AND PROCEDURES

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

The Disclosure Committee met specifically regarding the design and effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2003. The Disclosure Committee's evaluation for the quarter ended June 30, 2003 was completed on July 16, 2003. Based on the Disclosure Committee's evaluation, the Company's Chief Executive Officer and Chief Financial Officer reached the following conclusions:

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claim and insurance policy issues, both on individual policy files and by class actions seeking to attack the use of various underwriting and claims practices generally. Many suits seek generally unspecified extracontractual and punitive damages as well as contractual damages far in excess of the Company's estimates. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits. It denies liability for any such alleged damages and believes that it has a number of valid defenses to the litigation. The Company has not established reserves for potential extracontractual or punitive damages, or for damages in excess of estimates the Company believes are correct and reasonable. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation. Other than possibly for the contingencies discussed below, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows.

The Company resolved its arbitration action with Computer Sciences Corporation in May of 2003. The terms of this settlement are confidential.

Dana Poss v. 21st Century Insurance Company was filed on June 13, 2003 in Los
-------------------------------------------
Angeles Superior Court. The Complaint requests injunctive and restitutionary relief under Business and Professions Code ("B&P") Sec.17200 for alleged unfair business practices in violation of California Insurance Code ("CIC") Sec.1861.02(c) relating to company rating practices. The Company will vigorously defend the action.

21st Century Insurance Group, 21st Century Casualty Company and 21st Century
----------------------------------------------------------------------------
Insurance Company v. Kai Insurance Marketing, Inc. in United States District
--------------------------------------------------
Court, Central District of California, Western Division. The Company alleges Kai violated the Lanham Act, infringed upon and diluted trademarks, made a false designation of origin and engaged in unfair competition. Kai has filed a Cross-Complaint against 21st Century Insurance Group and 21st Century Insurance Company alleging infringement, dilution, common law trademark rights, unfair competition under B&P Sec.17200, and twisting under CIC Sec.781. Litigation is in the pleading stage with the first hearing set for August 18, 2003.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia
--------------------------------------------------------------------------------
Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th
------------------------------------------------------------------------------
Century Insurance, filed July 3, 1997 in Los Angeles Superior Court.  Plaintiffs
-----------------
allege bad faith, emotional distress, and estoppel involving 20th Century's handling of a homeowner's claim. Ramon Aguilera shot Mr. Gonzalez (the minor children's father) and was sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that 20th Century had promised to pay its bodily injury policy limit if Aguilera plead guilty to involuntary manslaughter. They further claim that the Company is estopped to raise its policy exclusions, and that it owes the entire judgment plus interest. Witness testimony was completed in June, 2003 on the first phase concerning plaintiff's estoppel and forfeiture allegations. Final argument is scheduled for August 1, 2003. The Company is vigorously defending the action.

Bryan Speck, individually, and on behalf of others similarly situated v. 21st
-----------------------------------------------------------------------------
Century Insurance Company, 21st Century Casualty Company, and 21st Century
--------------------------------------------------------------------------
Insurance Group, was filed on June 20, 2002 in Los Angeles Superior Court.  The
---------------
plaintiff seeks national class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that 21st Century uses "biased" software in determining the value of total-loss automobiles. The plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings.

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

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People
                                      -----------------------------------------
of the State of California ex rel. Bill Lockyer, Attorney General et al.  The
-----------------------------------------------------------------------
court determined that the Company's April 21, 1999, settlement with the California Department of Insurance ("CDI") with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the CDI to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The CDI has appealed the ruling.

SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's first constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court refused to hear the Company's case. A subsidiary of the Company, 21st Century Casualty Company, filed a new challenge to the constitutionality of SB 1899 on February 13, 2003. During the first quarter, several appellate court decisions have been rendered on issues affecting Northridge Earthquake cases, including a 9th Circuit Court of appeals decision in House et al v.
                                                     --------------
Allstate Insurance Company which again found SB 1899 (California Code of Civil
--------------------------
Procedure 340.9) to be constitutional. As a result of this 9th Circuit's decision, the Company's subsidiary, 21st Century Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. The Company currently has lawsuits pending against it in connection with claims under SB 1899; many of these lawsuits have multiple plaintiffs. Possible future judgements for damages in excess of the Company's reasonable estimates for these claims could be material individually or in the aggregate.

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

The amount of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay, are subject to a wide range of estimates because so many ostensibly long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts. In the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. The possible losses, net of federal tax benefit, range from close to zero to approximately $22.0 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company believes it has adequately provided for this contingency.

ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

[None.]

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders occurred on June 25, 2003, in which the following individuals were elected as directors: John B. De Nault, III, R. Scott Foster, M.D., Roxani M. Gillespie, Jeffrey L. Hayman, Bruce W. Marlow, Fred J. Martin Jr., James P. Miscoll, Keith W. Renken, Robert M. Sandler, Gregory M. Shepard and Howard I. Smith. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountants for 2003.

The shareholders voted as follows:

                                                              Withhold or
             Proposals                    For       Against     Abstain
----------------------------------------------------------------------------
Election of Directors
  J. De Nault, III                     73,165,480              11,426,798
  R. Foster, M.D.                      70,988,550              13,603,728
  R. Gillespie                         70,666,186              13,926,092
  J. Hayman                            70,464,513              14,127,765
  B. Marlow                            72,662,003              11,930,275
  F. Martin, Jr.                       70,873,390              13,718,888
  J. Miscoll                           72,335,763              12,256,515
  K. Renken                            70,652,504              13,939,774
  R. Sandler                           77,137,643               7,454,635
  G. Shepard                           25,689,518              58,902,760
  H. Smith                             71,273,408              13,318,870

Appointment of PricewaterhouseCoopers  82,851,903  1,653,924       86,450


ITEM 5.     OTHER INFORMATION

[None.]

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

     99.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

     99.3 Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

     99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed.

     DATE FILED       REGARDING

     May 16, 2003     2003 first quarter results.

     June 26, 2003    The appointment of the Company's Chief Financial Officer,
                      Carmelo Spinella, effective June 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            21ST CENTURY INSURANCE GROUP
                                 -----------------------------------------------
                                                   (Registrant)



Date:  July 23, 2003                          /s/ Bruce W. Marlow
       -------------             -----------------------------------------------
                                                  BRUCE W. MARLOW
                                        President and Chief Executive Officer



Date:  July 23, 2003                          /s/ Carmelo Spinella
       -------------             -----------------------------------------------
                                                  CARMELO SPINELLA
                                  Sr. Vice President and Chief Financial Officer



 Date:  July 23, 2003                         /s/ John M. Lorentz
       -------------             -----------------------------------------------
                                                  JOHN M. LORENTZ
                                          Vice President, Controller and
                                           Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit  No.   Description

       99.1 Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

       99.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

       99.3 Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

       99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.