Form 10-Q
period 2003-09-30
21ST CENTURY INSURANCE GROUP
filed 2003-11-05
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003     Commission File Number 0-6964
                                                                         ------

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Without Par Value                  Outstanding at November 3, 2003
     (Title of Class)                                   85,435,505 shares

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS


                                                                     SEPTEMBER 30,   December 31,
                                                                         2003            2002
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                               (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value          $   1,119,428     $  926,597
  (amortized cost: $1,083,016 and $888,063)
Equity securities                                                                 5             --
Cash and cash equivalents                                                    40,901        105,897
--------------------------------------------------------------------------------------------------
Total investments and cash                                                1,160,334      1,032,494
Accrued investment income                                                    13,948         13,230
Premiums receivable                                                         114,008         91,029
Reinsurance receivables and recoverables                                     13,632         28,105
Prepaid reinsurance premiums                                                  1,712          1,893
Deferred income taxes                                                        70,902         88,939
Deferred policy acquisition costs                                            54,254         46,190
Leased property under capital lease, net of deferred gain of
  $5,093 and $6,280 and net of accumulated amortization of $9,298
  and $0                                                                     45,238         53,720
Property and equipment, at cost less accumulated depreciation of
  $57,928 and $52,125                                                        94,469         87,274
Other assets                                                                 39,781         27,163
--------------------------------------------------------------------------------------------------
Total assets                                                        $     1,608,278  $   1,470,037
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                          $       429,050  $     384,009
Unearned premiums                                                           319,144        266,477
Obligation under capital lease                                               52,566         60,000
Claim checks payable                                                         43,987         39,304
Reinsurance payable                                                           1,954          4,952
Other liabilities                                                            75,371         59,687
--------------------------------------------------------------------------------------------------
Total liabilities                                                           922,072        814,429
--------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, without par value; authorized 110,000,000
  shares, outstanding 85,435,505 and 85,431,505                             419,233        418,984
Retained earnings                                                           244,797        213,067
Accumulated other comprehensive income                                       22,176         23,557
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  686,206        655,608
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $     1,608,278  $   1,470,037
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

                                                 Three months ended September 30,   Nine months ended September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                2003            2002               2003              2002
-------------------------------------------------------------------------------------------------------------------
REVENUES
  Net premiums earned                            $        303,675  $      234,666   $      862,347  $      669,968
  Net investment income                                    11,350          11,729           34,660          34,378
  Other                                                        --              --           14,065              --
  Realized investment gains                                   836           3,045           13,116           7,343
-------------------------------------------------------------------------------------------------------------------
    Total revenues                                        315,861         249,440          924,188         711,689
-------------------------------------------------------------------------------------------------------------------
LOSSES AND EXPENSES
  Net losses and loss adjustment expenses                 240,926         239,944          722,452         618,482
  Policy acquisition costs                                 49,857          31,517          143,767          87,836
  Write-off of software                                        --          37,177               --          37,177
  Other operating expenses                                  7,234           7,395            8,567          14,363
  Interest and fees expense                                   797              --            2,337              --
-------------------------------------------------------------------------------------------------------------------
    Total losses and expenses                             298,814         316,033          877,123         757,858
-------------------------------------------------------------------------------------------------------------------
Income (loss) before federal income taxes                  17,047         (66,593)          47,065         (46,169)
Federal income tax expense (benefit)                        4,338         (21,358)          11,918         (19,116)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $         12,709  $      (45,235)  $       35,147  $      (27,053)
-------------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE
  Basic                                          $           0.15  $        (0.53)  $         0.41  $        (0.32)
-------------------------------------------------------------------------------------------------------------------
  Diluted                                        $           0.15  $        (0.53)  $         0.41  $        (0.32)
-------------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding-basic            85,432,838      85,439,641       85,431,949      85,408,266
-------------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding-diluted          85,745,822      85,439,641       85,621,463      85,408,266
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

                                                               Accumulated
                                                                  Other
                                     Common    Retained       Comprehensive
AMOUNTS IN THOUSANDS                 Stock     Earnings          Income         Total
--------------------------------------------------------------------------------------
Balance - January 1, 2003           $418,984  $  213,067     $   23,557      $655,608
Comprehensive income                      --      35,147 (1)     (1,381)(2)    33,766
Cash dividends declared on common
  stock ($0.04 per share)                 --      (3,417)            --        (3,417)
Other                                    249          --             --           249
--------------------------------------------------------------------------------------
Balance - September 30, 2003        $419,233  $  244,797     $   22,176      $686,206
--------------------------------------------------------------------------------------

(1) Net income.

(2) Net change in accumulated other comprehensive income for the nine months ended
September 30, 2003, comprises unrealized gains on available-for-sale investments of
$7,098 (net of income tax expense of $3,822) less the reclassification adjustment for gains included in net income of $8,479 (net of income tax expense of $4,565).


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS
Nine months ended September 30,                             2003        2002
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $  35,147   $ (27,053)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Provision for depreciation and amortization               16,435      15,113
  Write-off of software                                         --      37,177
  Amortization of restricted stock grants                      247         369
  Deferred federal income tax expense (benefit)             18,781     (15,660)
  Realized gains on sale of investments                    (12,894)     (7,343)
  Federal income tax (expense) benefit                      (6,863)      4,670
  Reinsurance balances                                      11,657       4,596
  Unpaid losses and loss adjustment expenses                45,041      45,220
  Unearned premiums                                         52,667      17,842
  Claim checks payable                                       4,683       1,609
  Premiums receivable                                      (22,979)    (13,812)
  Other assets                                             (12,341)     (5,569)
  Other liabilities                                         15,684       3,457
-------------------------------------------------------------------------------
Net cash provided by operating activities                  145,265      60,616
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale:
  Purchases                                               (516,673)   (466,287)
  Calls or maturities                                       30,110      18,617
  Sales                                                    300,480     441,928
Net purchases of property and equipment                    (13,327)    (13,212)
-------------------------------------------------------------------------------
Net cash used in investing activities                     (199,410)    (18,954)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Reduction of obligation under capital lease                 (7,434)         --
Dividends paid                                              (3,417)    (13,665)
Proceeds from the exercise of stock options                     --       1,485
-------------------------------------------------------------------------------
Net cash used in financing activities                      (10,851)    (12,180)
-------------------------------------------------------------------------------

Net (decrease) increase in cash                            (64,996)     29,482

Cash and cash equivalents, beginning of period             105,897      28,909
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $  40,901   $  58,391
-------------------------------------------------------------------------------

Supplemental information:
Income taxes paid (refunded)                             $     123   $ (12,920)
Interest paid                                            $   2,211          --


See accompanying notes to consolidated financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
Unaudited

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of 21st Century Insurance Group and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

On October 16, 2003, the board of directors voted to change 21st Century Insurance Group's state of incorporation from California to Delaware. There will be no change in the location of Company operations, location of employees, or in the way the Company does business. The sole result of this action is to change the state of legal incorporation. The reincorporation will be accomplished through the merger of the 21st Century Insurance Group with and into a newly formed and wholly-owned Delaware subsidiary. Shareholders holding a majority of the voting power approved the reincorporation by written consent on October 17, 2003. The Company expects the transaction to be effective within the next 60 days.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2.  EARTHQUAKE AND HOMEOWNER LINES IN RUNOFF
-------------------------------------------------

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. During the first quarter of 2003, the Company increased its 1994 Northridge Earthquake/SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. Most of the Company's remaining 1994 Earthquake claims are in litigation. During the first quarter, several appellate court decisions were rendered on issues affecting Northridge Earthquake cases, including a decision by the 9th Circuit Court of Appeals involving Allstate Insurance Company, which again found SB 1899 (California Code of Civil Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision in Noah et al v. Allstate Insurance Company, the
                              ----------------------------------------
Company's subsidiary, 21st Century Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. The Company continues to believe the statute violates the federal and state constitutions and has filed an amicus curiae brief in support of Allstate's petition to the United States Supreme Court for review of the Noah decision.

While the reserves now held are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain. The estimate currently recorded by the Company assumes that relatively few of the cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, and that most cases will be settled without need for extensive pre-trial preparation. Trials for most of the cases not settled are expected to be scheduled for May, 2004 or later. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
Unaudited

event an adverse verdict were to be sustained against the Company. To the extent those and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company's current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge Earthquake-related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and losses on or after that date were ceded to Balboa. Obligations relating to the 1994 Northridge Earthquake are not covered by the agreement with Balboa. Under the terms of this agreement, certain loss adjustment expenses are retained by the Company. Also, the Company began non-renewing homeowner policies expiring on February 21, 2002 and thereafter. Substantially all of those customers were offered homeowner coverage through an affiliate of Countrywide. The Company has completed this process and no longer has any homeowner policies in force.

Loss and loss adjustment expenses incurred for the homeowner and earthquake lines in runoff for the three months and nine months ended September 30, 2003, and 2002 were as follows:

                             Three Months           Nine Months
                          Ended September 30,    Ended September 30,
AMOUNTS IN THOUSANDS       2003        2002       2003       2002
--------------------------------------------------------------------
Losses and LAE incurred
Homeowner lines          $   3,245  $      --   $   3,245  $   6,037
Earthquake lines                --     46,863      37,000     52,640
--------------------------------------------------------------------
Total                    $   3,245  $  46,863   $  40,245  $  58,677
--------------------------------------------------------------------

NOTE 3.  CONTINGENCIES
----------------------

Litigation. In the normal course of business, the Company is named as a defendant in lawsuits related to claim and other insurance policy issues. Some of the actions request extracontractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, except as discussed in Note 2 of the Notes to Consolidated Financial Statements relating to Northridge Earthquake litigation and in Part II, Item 1, Legal Proceedings, the ultimate outcome of such litigation is not expected to be material to the Company's financial condition, results of operations or cash flows.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
Unaudited

ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

The amounts of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay are subject to a wide range of estimates because so many ostensibly long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts. In the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. The possible losses, net of federal tax benefit, range from close to zero to approximately

$22.0 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company believes it has adequately provided for this contingency.

NOTE 4.  STOCK - BASED COMPENSATION
-----------------------------------

Under the 1995 Stock Option Plan approved by the Company's stockholders, the aggregate number of common shares authorized to be issued for grants of stock options is currently limited to 10,000,000. At September 30, 2003, 2,726,214 common shares remain available for future grants and 6,797,918 common shares are issuable upon the exercise of all outstanding options and rights. The plan has been approved by the Company's stockholders, and all options granted have ten-year terms. As a consequence of AIG acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods. Currently, the Company uses the intrinsic value method to account for stock-based compensation paid to employees for their services.

Exercise prices for options outstanding at September 30, 2003, ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.49 years.

A summary of the Company's stock option activity for the nine months ended September 30, 2003, and related information follows:

                                                        Weighted-
                                         Number of       Average
AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA   Options    Exercise Price
--------------------------------------------------------------------
Options outstanding December 31, 2002        5,142      $   18.77
Granted in 2003                              1,802          12.03
Exercised in 2003                               --             --
Forfeited in 2003                             (146)         16.71
---------------------------------------------------
Options outstanding September 30, 2003       6,798          17.06
---------------------------------------------------

A summary of securities issuable and issued under the 1995 Stock Option Plan at September 30, 2003, follows:

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
Unaudited

                                                       1995 Stock Option
AMOUNTS IN THOUSANDS                                          Plan
------------------------------------------------------------------------

Total securities authorized                                      10,000
Number of securities issued                                        (476)
Number of securities issuable upon the exercise of all
  outstanding options and rights                                 (6,798)
Number of securities forfeited                                   (1,382)
Number of securities forfeited and returned to plan               1,382
------------------------------------------------------------------------
Number of securities remaining available for future
  grants under the plan                                           2,726
------------------------------------------------------------------------

Options exercisable numbered 3,600,217 and 2,520,982 as of September 30, 2003 and 2002, respectively.

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using the following assumptions:

Nine Months Ended September 30,                   2003      2002
------------------------------------------------------------------
Risk-free interest rate:
  Minimum                                          2.65%     4.61%
  Maximum                                          3.75%     4.79%

Dividend yield                                     0.67%     2.50%

Volatility factor of the expected market price
  of the Company's common stock:
  Minimum                                          0.38      0.35
  Maximum                                          0.40      0.36

Weighted-average expected life of the options   6 YEARS   8 years
------------------------------------------------------------------

The following table illustrates the effect on net income and earnings per share if the fair value based method, using the Black-Scholes valuation model, had been applied to all outstanding and unvested awards:

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                 2003         2002        2003      2002
-------------------------------------------------------------------------------------------------
Net income (loss), as reported                        $12,709     $(45,235)    $35,147  $(27,053)
Add: Stock-based employee compensation
  expense included in reported net income, net of
  related tax effects                                      --           --          --        --

Deduct: Total stock-based employee compensation
  expense determined under fair value based for all
  awards, net of related tax effects                    1,930        1,387       5,758     4,011
-------------------------------------------------------------------------------------------------
Pro forma net income (loss)                           $10,779     $(46,622)    $29,389  $(31,064)
-------------------------------------------------------------------------------------------------
Earnings (loss) per share:
-------------------------------------------------------------------------------------------------
Basic- as reported                                    $  0.15     $  (0.53)    $  0.41  $  (0.32)
-------------------------------------------------------------------------------------------------
Basic- pro forma                                      $  0.13     $  (0.55)    $  0.34  $  (0.36)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Diluted- as reported                                  $  0.15     $  (0.53)    $  0.41  $  (0.32)
-------------------------------------------------------------------------------------------------
Diluted- pro forma                                    $  0.13     $  (0.55)    $  0.34  $  (0.36)
-------------------------------------------------------------------------------------------------
Estimated weighted-average of the fair value of
  options granted                                          -- (1)       -- (1) $  4.80  $   6.33
-------------------------------------------------------------------------------------------------

(1)  No stock options were granted in the 3rd quarters of 2003 and 2002.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Investments and cash increased $35.6 million (3.2%) and $127.8 million (12.4%) during the three months and nine months ended September 30, 2003, respectively. This increase was primarily due to improved cash flow from operations.

Investment-grade bonds comprised substantially all of the fair value of the fixed-maturity portfolio at September 30, 2003. The Company had less than 1% of its investments in equity securities as of September 30, 2003 and did not have any investments in equity securities as of December 31, 2002. Of the Company's total investments at September 30, 2003, approximately 69.0% were invested in tax-exempt, fixed-income securities, compared to 54.5% at December 31, 2002.

As of September 30, 2003, the pre-tax net unrealized gain on investments was $36.4 million (unrealized gains of $39.3 million and unrealized losses of $2.9 million), compared to $38.5 million at December 31, 2002 (unrealized gains of $41.2 million and unrealized losses of $2.7 million). The Company's policy is to investigate, on a quarterly basis, any investment for possible "other-than-temporary" impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the three months or nine months ended September 30, 2003 or 2002.

The Company's net deferred income tax asset decreased $18.0 million (20.3%) during the nine months ended September 30, 2003, primarily due to an increase in taxable earnings.

Premiums receivable were $114.0 million at September 30, 2003, compared to $91.0 million at December 31, 2002, with the increase mainly attributable to growth in the Company's customer base and higher premium rates. Balances past due 90 days or more totaled $0.5 million and $0.3 million at September 30, 2003, and December 31, 2002, respectively. Company policy is to write off receivable balances when 180 days past due. At September 30, 2003, and December 31, 2002, the allowance for doubtful accounts was $0.9 million and $0.0 million, respectively.

Prepaid reinsurance premiums and reinsurance payables were $1.7 million and $2.0 million, respectively, at September 30, 2003, compared to $1.9 million and $5.0 million, respectively, at December 31, 2002. The decline in balances is primarily due to the cancellation of the quota share treaty with AIG subsidiaries effective September 1, 2002.

Increased advertising, compensation and other underwriting costs through September 30, 2003, associated with increased customer volume, contributed to an increase in deferred policy acquisition costs ("DPAC") of $8.1 million to $54.3 million, compared to $46.2 million at December 31, 2002. The Company's DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

The Company's loss and loss adjustment expense ("LAE") reserves, gross and net of reinsurance, are summarized in the following table:

                       SEPTEMBER 30, 2003   December 31, 2002
                       --------------------------------------
AMOUNTS IN THOUSANDS    GROSS      NET      Gross      Net
-------------------------------------------------------------
Unpaid Losses and LAE
  Personal auto lines  $395,176  $387,542  $333,113  $320,031
  Homeowner lines         5,306     2,718    10,952     3,683
  Earthquake lines       28,568    28,568    39,944    39,944
-------------------------------------------------------------
Total                  $429,050  $418,828  $384,009  $363,658
-------------------------------------------------------------

Gross unpaid losses and LAE increased by $45.0 million during the nine months ended September 30, 2003, primarily due to a reserve increase of $62.1 million in the personal auto lines as a result of growth in the Company's customer base. The homeowner and earthquake lines, which are in runoff, decreased by $17.0 million in the nine months ended September 30, 2003.

The following table summarizes losses and LAE incurred, net of reinsurance, for the periods indicated:

                                                 Three Months Ended  Nine Months Ended
                                                   September 30,       September 30,
AMOUNTS IN THOUSANDS                              2003      2002      2003      2002
--------------------------------------------------------------------------------------
Net losses and LAE incurred related to insured
  events of:
    Current year:
        Personal auto lines                     $234,208  $191,439  $678,734  $538,231
        Homeowner lines                              107        --       107     4,451
        Earthquake lines                              --        --        --        --
--------------------------------------------------------------------------------------
      Total current year                         234,315   191,439   678,841   542,682
--------------------------------------------------------------------------------------
    Prior years:
        Personal auto lines                        3,473     1,642     3,473    21,574
        Homeowner lines                            3,138        --     3,138     1,586
        Earthquake lines                              --    46,863    37,000    52,640
--------------------------------------------------------------------------------------
      Total prior years                            6,611    48,505    43,611    75,800
--------------------------------------------------------------------------------------
Grand Total                                     $240,926  $239,944  $722,452  $618,482
--------------------------------------------------------------------------------------

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

The Company does not insure homes or other structures and consequently does not have any homeowners claims from the October 2003 California wildfires. However, the Company has received approximately ninety claims for damages to insured vehicles as a result of the wildfires. These claims range from minor damage to totally burned vehicles. A number of these claims have already been adjusted and the Company is moving quickly to assist its policyholders on the remainder as access is granted to the affected areas.

Stockholders' equity and book value per share increased to $686.2 million and $8.03, respectively, at September 30, 2003, compared to $655.6 million and $7.67, respectively, at December 31, 2002. The increase in stockholders' equity for the nine months ended September 30, 2003, was due to net income of $35.1 million, other increases relating to common stock of $0.2 million, less a decrease in other comprehensive income of $1.4 million and dividends to stockholders of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES
Holding Company. The main sources of liquidity of 21st Century Insurance Group, the holding company, historically have been dividends received from its insurance subsidiaries and proceeds from the issuance of debt or equity securities. The holding company currently has no indebtedness for borrowed money, although it has guaranteed a subsidiary's capital lease obligation. The holding company's only equity security currently outstanding is its common stock, which has no mandatory dividend obligations.

Cash and investments at the holding company were $11.7 million at September 30, 2003, compared to $7.0 million at December 31, 2002. On December 19, 2002, the Company declared a $1.7 million dividend to stockholders of record on December 30, 2002, which was paid January 17, 2003. On February 27, 2003, the Company declared a $1.7 million dividend to stockholders of record on March 10, 2003, which was paid March 28, 2003. In addition, on June 26, 2003, the Company declared a $1.7 million dividend to stockholders of record on July 8, 2003, which was paid on July 25, 2003. If necessary, the Company believes it can access the capital markets should the need arise for additional capital to support its growth and other corporate objectives. The Company's S&P claims paying rating is currently A+, and its A.M. Best rating is A+.

The insurance subsidiaries in 2003 could pay $21.6 million as dividends to the holding company without prior written approval from insurance regulatory authorities. However, it is unlikely that the Company's insurance subsidiaries will make any dividend payments to the holding company in 2003 due to the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries (see discussion of the Ceridian case in Note 3 of the Notes to Consolidated Financial Statements). There is no assurance that this tax issue will be favorably resolved in the near term, in which case the Company faces the prospect of raising additional capital at the holding company level, cutting or ceasing dividends to stockholders, or possibly having to pay the additional tax of up to approximately 8.9% on dividends from the insurance company subsidiaries to the holding company.

Insurance Subsidiaries. The Company has recorded underwriting profits in its core auto insurance operations for the last seven quarters and has thereby enhanced its liquidity. In California, a 3.9% auto premium rate increase was implemented on March 31, 2003 and in May of 2002 there was a 5.7% rate increase. There can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, the Company remains exposed to possible upward development in previously recorded reserves for SB 1899 claims. As a result of such uncertainties, underwriting losses could occur in the future. Further, the Company could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries earnings, which in turn could negatively impact the Company's liquidity.

As of September 30, 2003, the Company's insurance subsidiaries had a combined statutory surplus of $435.2 million, compared to $397.4 million at December 31, 2002. The change in statutory surplus was primarily due to statutory net income of $48.7 million, an increase in nonadmitted assets of $3.4 million and a decrease in deferred income tax assets of $7.4 million. The Company's ratio of net premiums written to statutory surplus was 2.7 for the twelve month period ended September 30, 2003, compared to 2.4 for the year ended December 31, 2002.

At September 30, 2003, the estimated cost to complete certain software development projects was $35.6 million. The Company expects to fund these costs using cash flow from operations.

Obligations, Letters of Credit, and Guarantees. The Company currently has a capital lease obligation resulting from a sale-leaseback transaction. The lease includes a covenant that if AIG ceases to have a majority interest in the Company, or if statutory surplus falls below $300.0 million, or if the net premiums written to statutory surplus ratio is greater than 3.8:1, the Company will either deliver a letter of credit to the lessor or pay the lessor the then outstanding balance, including a prepayment penalty of up to 3%. The Company also has operating leases for its office facilities.

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

Transactions with Related Parties. Since 1995, the Company has entered into several transactions with AIG, the Company's majority owner since 1998, or with affiliated companies, including various reinsurance agreements which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. At September 30, 2003, reinsurance recoverables, net of payables, from AIG subsidiaries were $7.8 million, compared to $18.4 million at December 31, 2002. Other transactions with AIG or its affiliates, which are immaterial, have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. Subsequent to September 30, 2003, as a result of a competitive bidding process, the Company entered into an agreement with an AIG affiliate to provide investment management services to the Company; the agreement was subject to approval by the California Department of Insurance, which granted such approval in October 2003. Apart from the foregoing, the Company has no material transactions with related parties.

RESULTS OF OPERATIONS
Overall Results. The Company reported net income of $12.7 million, or $0.15 earnings per share (basic and diluted), on direct premiums written of $324.3 million for the quarter ended September 30, 2003, compared to a net loss of $45.2 million, or $0.53 loss per share (basic and diluted), on direct premiums written of $257.9 million for the same 2002 quarter. For the nine months ended September 30, 2003, net income was $35.1 million, or $0.41 earnings per share (basic and diluted), on direct premiums written of $918.8 million. For the nine months ended September 30, 2002, there was a net loss of $27.1 million, or $0.32 loss per share (basic and diluted), on direct premiums written of $729.4 million. These results include: (i) after-tax charges for 1994 Northridge Earthquake costs of $24.1 million for the nine months ended September 30, 2003 and $34.2 million for the same period in 2002; (ii) after-tax net income of $9.1 million for the nine months ended September 30, 2003 resulting from a nonrecurring, nonoperational item and a favorable tax settlement with the IRS; and (iii) an after-tax charge of $24.2 million, for the three and nine months ended September 30, 2002, relating to a write-off of software.

The following table presents the components of the Company's personal auto lines underwriting profit and the components of the combined ratio:

                                            Three Months           Nine Months
                                         Ended September 30,    Ended September 30,
AMOUNTS IN THOUSANDS                       2003       2002       2003       2002
-----------------------------------------------------------------------------------
Direct premiums written                  $324,190   $257,978   $918,730   $726,932
-----------------------------------------------------------------------------------
Net premiums written                     $322,889   $260,034   $915,112   $709,185
-----------------------------------------------------------------------------------

Net premiums earned                      $303,588   $234,666   $862,259   $669,968
Net losses and loss adjustment expenses   237,683    193,081    682,207    559,805
Underwriting expenses incurred             57,091     38,912    152,334    102,108
-----------------------------------------------------------------------------------
Personal auto lines underwriting profit  $  8,814   $  2,673   $ 27,718   $  8,055
-----------------------------------------------------------------------------------

  RATIOS:
   Loss and LAE ratio                        78.3%      82.3%      79.1%      83.6%
   Underwriting expense ratio                18.8%      16.6%      17.7%      15.2%
-----------------------------------------------------------------------------------
   Combined ratio                            97.1%      98.9%      96.8%      98.8%
-----------------------------------------------------------------------------------

The following table reconciles the Company's personal auto lines underwriting profit to consolidated net income:

                                                Three Months          Nine Months
                                             Ended September 30,   Ended September 30,
AMOUNTS IN THOUSANDS                           2003      2002       2003       2002
--------------------------------------------------------------------------------------
Personal auto lines underwriting profit      $ 8,814   $  2,673   $ 27,718   $  8,055
Homeowner and earthquake lines, in runoff,
  underwriting loss                           (3,156)   (46,863)   (40,157)   (58,768)
Net investment income                         11,350     11,729     34,660     34,378
Realized investment gains                        836      3,045     13,116      7,343
Other revenues                                    --         --     14,065         --
Write-off of software                             --    (37,177)        --    (37,177)
Interest and fees expense                       (797)        --     (2,337)        --
Federal income tax (expense) benefit          (4,338)    21,358    (11,918)    19,116
--------------------------------------------------------------------------------------
Net income (loss)                            $12,709   $(45,235)  $ 35,147   $(27,053)
--------------------------------------------------------------------------------------

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below, followed by information pertaining to investment results and other revenues.

UNDERWRITING RESULTS
Personal Auto. Automobile insurance is the primary line of business written by the Company. Vehicles insured outside of California accounted for less than 3% of the Company's direct written premiums in the three and nine months ended September 30, 2003, and 2002. The Company currently is licensed to write automobile insurance in 29 states, compared to 25 states at the end of 2002.

Direct premiums written in the three months ended September 30, 2003, increased $66.2 million (25.7%) to $324.2 million, compared to $258.0 million for the same period in 2002. Of the $66.2 million increase, $58.1 million was due to a higher number of insured vehicles, while $8.1 million was due to rate increases. Direct premiums written for the nine months ended September 30, 2003, increased $191.8 million (26.4%) to $918.7 million, compared to $726.9 million for the same period in 2002. Of the $191.8 million increase, $159.8 million was due to a higher number of insured vehicles, while $32.0 million was due to rate increases. Current growth is being generated through active advertising for new customers and product innovations.

Net premiums earned increased $68.9 million (29.4%) to $303.6 million for the three months ended September 30, 2003, compared to $234.7 million for the same period in 2002. Net premiums earned increased $192.3 million (28.7%) to $862.3 million for the nine months ended September 30, 2003, compared to $670.0 million for the same period in 2002.

The combined ratio was 97.1% for the three months ended September 30, 2003, compared to 98.9% for the same period in 2002. The combined ratios for the nine months ended September 30, 2003 and 2002 were 96.8% and 98.8%, respectively.
The improvement resulted from a reduction in the loss and LAE ratio, which was partially offset by an increase in the underwriting expense ratio. Company management remains focused on achieving sustainable 15% premium growth and a combined ratio of 96.0% or better. Since 1980, the Company has simultaneously met those benchmarks only twice (1980 and 1981).

Net losses and LAE incurred increased $44.6 million (23.1%) to $237.7 million for the three months ended September 30, 2003, compared to $193.1 million for the same period in 2002. For the nine months ended September 30, 2003, net losses and LAE incurred increased $122.4 million (21.9%) to $682.2 million, compared to $559.8 million for the same period in 2002.

The loss and LAE ratios were 78.3% and 82.3% for the three months ended September 30, 2003, and 2002, respectively. For the nine months ended September 30, 2003, and 2002, the ratios were 79.1% and 83.6%, respectively. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the third quarter were 1.1% in 2003 and 0.7% in 2002. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the nine months ended September 30, were 0.4% in 2003 and 3.2% in 2002. These changes in estimates pertained mainly to development in average paid loss severities beyond amounts previously anticipated. In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with the Company's quarterly actuarial review.

For the California auto lines, accident frequency (i.e., total number of claims reported in the calendar period for all coverages divided by average vehicles in force) decreased 5.7% in the third quarter of 2003, compared to the third quarter of 2002, and decreased 7.4% in the first nine months of 2003, compared to the first nine months of 2002. Loss severity increased 4.0% in the third quarter of 2003, compared to the third quarter of 2002, and increased 4.2% in the first nine months of 2003, compared to the first nine months of 2002. Past frequency and severity trends are not necessarily predictive of future trends.

The ratios of net underwriting expenses to net premiums earned were 18.8% and 16.6% for the quarters ended September 30, 2003, and 2002, respectively. The ratios of net underwriting expenses to net premiums earned were 17.7% and 15.2% for the nine months ended September 30, 2003, and 2002, respectively. The increases were primarily due to growth in advertising and costs associated with increasing the number of new sales agents.

Homeowner and Earthquake Lines in Runoff. The homeowner and earthquake lines, which are in runoff, incurred an underwriting loss of $3.2 million for the quarter ending September 30, 2003, compared to an underwriting loss of $46.9 million for the same period a year ago. For the nine months ended September 30, 2003, and 2002, underwriting losses for those same lines were $40.2 million and $58.8 million, respectively, of which the earthquake lines accounted for $37.0 million and $52.7 million, respectively. The earthquake underwriting losses relate to 1994 Northridge Earthquake claims that a California statute, Senate Bill 1899 ("SB 1899") allowed to be reopened in 2001, as is fully explained in
Note 2 of the Notes to Consolidated Financial Statements. The Company has not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001.

The Company has executed various transactions to exit from its homeowner line. Under a January 1, 2002, agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and losses on or after that date were ceded to Balboa. Under the terms of this agreement, certain loss adjustment expenses are retained by the Company. Also, obligations relating to the 1994 Northridge Earthquake are not covered by the agreement with Balboa. The Company began non-renewing homeowner policies expiring on February 21, 2002 and thereafter. Substantially all of those customers were offered homeowner coverage through an affiliate of Countrywide. The Company has completed this process and no longer has any homeowner policies in force.

INVESTMENT RESULTS
The Company utilizes a conservative investment philosophy. No derivatives or nontraditional securities are held in the Company's investment portfolio and less than 1% of the portfolio consists of equity securities. Substantially all of the investment portfolio is investment grade. Net investment income was $11.4 million for the quarter ended September 30, 2003, compared to $11.7 million for the same quarter in 2002. Net investment income for the nine months ended September 30, 2003 and 2002, was $34.7 million and $34.4 million, respectively. The average annual pre-tax yields on invested assets were 4.1% and 4.4% for the three and nine month periods ended September 30, 2003, respectively, compared to 5.1% for both the same periods in 2002. The average annual after-tax yields on invested assets were 3.6% and 3.7% for the three and nine month periods ended September 30, 2003, respectively, compared to 4.3% and 4.4% for the same periods in 2002, respectively. The decrease in yields is due primarily to the fact that the Company portfolio has a shorter duration combined with a significant decrease in short term yields over the last twelve months.

Net realized gains on the sale of investments and fixed assets for the three and nine months ended September 30, 2003, were $0.8 million (gross realized gains were $0.9 million, gross realized losses were $0.1 million) and $13.1 million (gross realized gains were $13.6 million, gross realized losses were $0.5 million), compared to $3.0 million (gross realized gains were $3.2 million, gross realized losses were $0.2 million) and $7.3 million (gross realized gains were $8.2 million, gross realized losses were $0.9 million) for the same periods in 2002. At September 30, 2003, $796.3 million (69.0%) of the Company's total investments at fair value were invested in tax-exempt bonds with the remainder, representing 31.0% of the portfolio, invested in taxable securities, compared to 54.5% and 45.5%, respectively, at December 31, 2002.

As of September 30, 2003, the Company had a pre-tax net unrealized gain on fixed maturity investments of $36.4 million, compared to $38.5 million at December 31, 2002.

The following table is a summary of securities sold at a loss during the three month and nine month periods ending September 30, 2003 and 2002.

                                                      Three Months             Nine Months
                                                    Ended September 30,    Ended September 30,
AMOUNTS IN THOUSANDS, EXCEPT UNIT DATA               2003        2002        2003        2002
----------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES:
Realized losses on sales                          $     37    $    127    $    356    $    751
Fair value at the date of sale                    $  4,651    $  5,955    $ 20,999    $ 92,669
Number of securities sold                                4           6          15          56
Losses realized on securities with an unrealized
  loss preceding the sale for:
    Less than 3 months                            $     37    $      9    $     70    $     65
    3-6 months                                          --           2         100         173
    6-12 months                                         --          --          38         139
    Greater than 12 months                              --         116         148         374
----------------------------------------------------------------------------------------------

OTHER REVENUES
Other revenue in the nine months ended September 30, 2003, included $9.3 million resulting from a nonrecurring, nonoperational item from the settlement of litigation and interest income of $4.8 million relating to a favorable settlement with the IRS. Both items occurred in the second quarter of 2003.

WRITE-OFF OF SOFTWARE
In the third quarter of 2002, the Company recorded a one-time pre-tax charge to write off $37.2 million of previously capitalized software costs for an abandoned portion of an advanced personal lines processing system.

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

Losses and LAE. The estimated liabilities for losses and LAE include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For the Company's current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate, although the Company continues to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustments may become necessary as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations. Changes in the estimates for these liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated liability for unpaid losses and loss adjustment expenses would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require long-term assets to be tested for possible impairment under certain conditions. At September 30, 2003, management believes the Company's remaining capitalized costs for policy and claims software is the only long-term asset that meets the conditions for impairment testing. Under the applicable accounting standards, the first step is to determine whether the carrying value and cost to complete the asset is recoverable from future operations, based on estimates of future undiscounted cash flows; if not, then an impairment write-down would be required to be recognized based on the fair value of the asset. At September 30, 2003, management has estimated that the $73.0 million carrying value and $35.6 million estimated cost to complete such software, or $108.6 million in total, is recoverable from cost savings from future operations. This conclusion is based primarily on the assumptions that the software can be successfully implemented and can reduce the Company's employee count by at least 125 people (about 5% of its workforce) for the 10 to 15 years after implementation (i.e., the current estimate of the probable productive life of the software). However, although management believes it is reasonable to assume these future cost savings, such estimates are subject to considerable uncertainty and there can be no assurance that such cost savings will be achieved. Once the project has successfully reached the stage where it is substantially complete and ready for its intended use, the Company anticipates there will be annual depreciation charges ranging from approximately $7.2 million to $10.9 million.

Deferred Income Taxes. Generally accepted accounting principles require deferred tax assets and liabilities ("DTAs" and "DTLs," respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, the Company has a DTA because the tax basis of its loss and LAE reserves is smaller than their book basis, and it has a DTL because the book basis of its capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses ("NOL's"), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At September 30, 2003, the Company's DTAs were $156.4 million, and its DTLs were $85.5 million for a net DTA of $70.9 million which represents the net deferred tax asset reported in the consolidated balance sheet.

The Company's core business has generated an underwriting profit for the past seven consecutive quarters. Management believes it is reasonable to discount the possibility of future underwriting losses and to conclude it is at least more likely than not that the Company will be able to realize the benefits of its DTAs. If necessary, the Company believes it could implement tax-planning strategies, such as investing a higher proportion of its investment portfolio in taxable securities, in order to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of September 30, 2003. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond the Company's ability to control. Future underwriting losses could possibly jeopardize the Company's ability to utilize its NOL carryforwards. In the event underwriting losses due to either SB 1899 or other causes were to occur, management might be required to reach a different conclusion about the realization of the DTAs and, if so, to recognize a valuation allowance at that time.

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

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin No. 59,

Noncurrent Marketable Equity Securities, SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be "other-than-temporary". Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in the three or nine months ending September 30, for the years 2003 and 2002.

The determination of whether a decline in market value is "other-than-temporary" is necessarily a matter of subjective judgment. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an "other-than-temporary" impairment exists. However, there would be no impact on equity because any unrealized losses are already included in comprehensive income.

A summary by issuer of noninvestment grade securities and unrated securities held at
September 30, 2003 and December 31, 2002, follows:

                                                         SEPTEMBER 30,  December 31,
AMOUNTS IN THOUSANDS                                          2003          2002
------------------------------------------------------------------------------------
Noninvestment grade securities (i.e., rated below BBB):
  Corning, Inc.                                          $      --      $     850
------------------------------------------------------------------------------------
Total noninvestment grade and unrated securities         $      --      $     850
------------------------------------------------------------------------------------

The following table sets forth securities held by the Company having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of September 30, 2003 and December 31, 2002:

                                         SEPTEMBER 30, 2003              December 31, 2002
                                     ---------------------------------------------------------------
AMOUNTS IN THOUSANDS,                  #       FAIR    UNREALIZED     #     Fair value    Unrealized
EXCEPT ISSUES                        ISSUES   VALUE       LOSS      issues                   loss
----------------------------------------------------------------------------------------------------
Fixed maturity securities with
  unrealized losses:
  Exceeding $0.1 million and for:
    less than 6 months                    2  $  8,515  $    663          3  $  20,769    $   1,601
    6-12 months                          --        --        --          2      7,431          530
    more than 1 year                     --        --        --          1        850          131
  Less than $0.1 million                 88   162,015     2,231         16     44,590          405
----------------------------------------------------------------------------------------------------
Total                                    90  $170,530  $  2,894         22  $  73,640    $   2,667
----------------------------------------------------------------------------------------------------

A summary by contractual maturity of bonds in an unrealized loss position follows:

                                           SEPTEMBER 30, 2003     December 31, 2002
                                          --------------------------------------------
AMOUNTS IN THOUSANDS                      AMORTIZED   CARRYING   AMORTIZED   CARRYING
                                             COST       VALUE       COST       VALUE
--------------------------------------------------------------------------------------

Bond Maturities
  Due in one year or less                 $       --  $      --  $       --  $      --
  Due after one year through five years        7,416      7,291       5,415      5,076
  Due after five years through ten years      39,324     38,699      30,099     28,280
  Due after ten years                        126,683    124,540      40,792     40,284
--------------------------------------------------------------------------------------
    Total                                 $  173,423  $ 170,530  $   76,306  $  73,640
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

The Company requires an annual attestation by applicable officers, directors and employees that they are in compliance with these policies. The Company's Board of Directors granted no conflict of interest waivers in 2002, nor in the first nine months of 2003.

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

                                                          Estimated Fair Value
                                               Carrying    At Adjusted Market
AMOUNTS IN  MILLIONS                             Value        Rates/Prices
-------------------------------------------------------------------------------
Fixed maturity investments available-for-sale  $ 1,119.4        $  1,041.4
Capital lease obligation                            52.6              54.0

The above sensitivity analysis summarizes only the exposure to market interest rate risk as of September 30, 2003. The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of the Company's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the analysis.

The Company's cash flow from operations and short-term cash position generally is more than sufficient to meet its obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than one year. As a result, it has been unnecessary for the Company to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all of its financial assets and liabilities, the Company seeks to maintain reasonable average durations, currently 5.1 years, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. In the current lower rate environment, the Company is taking steps to lower duration. Financial instruments are not used for trading purposes.

ITEM 4.   DISCLOSURE, CONTROLS AND PROCEDURES

The Company's certifying officers have established and maintained disclosure controls, internal controls and procedures to ensure the (a) reliability of financial reporting; (b) effectiveness and efficiency of operations; and (c) compliance with applicable laws and regulations. As part of these procedures, the Company has established a Disclosure Committee comprised of the senior officers responsible for the Company's operations, including the Chief Executive Officer, General Counsel, Chief Financial Officer, Controller and Chief Compliance Officer.

The Disclosure Committee met specifically regarding the design and effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003. The Disclosure Committee's evaluation for the quarter ended September 30, 2003 was completed on October 14, 2003. Based on the Disclosure Committee's evaluation, the Company's certifying officers reached the following conclusions:

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

There were no changes in the Company's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dana Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los
-------------------------------------------
Angeles Superior Court. The Complaint requests injunctive and restitutionary relief under Business and Professions Code ("B&P") Sec.17200 for alleged unfair business practices in violation of California Insurance Code ("CIC") Sec.1861.02(c) relating to company rating practices. The Company will vigorously defend the action.

21st Century Insurance Group, 21st Century Casualty Company and 21st Century
----------------------------------------------------------------------------
Insurance Company v. Kai Insurance Marketing, Inc. was filed on January 31,
--------------------------------------------------
2003, in United States District Court, Central District of California, Western Division. The Company alleges Kai violated the Lanham Act, infringed upon and diluted trademarks, made a false designation of origin and engaged in unfair competition. Kai has filed a Cross-Complaint, as amended against 21st Century Insurance Group, 21st Century Casualty Company and 21st Century Insurance Company; the remaining allegations under the Cross-Complaint are infringement, and violation of Insurance Code Section 881.5 unfair competition under B&P Sec.17200.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia
--------------------------------------------------------------------------------
Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th
------------------------------------------------------------------------------
Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court.
-----------------
Plaintiffs allege bad faith, emotional distress, and estoppel involving 20th Century's handling of a homeowner's claim. Ramon Aguilera shot Mr. Gonzalez (the minor children's father) and was sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that 20th Century had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that 20th Century cannot invoke any policy exclusions as a defense to coverage. Plaintiffs contend that as a result of the ruling, 20th Century owes the full amount of the wrongful death judgment, plus interest and attorneys' fees. 20th Century contends that the court should not award damages to Aguilera as a result of his own inequitable conduct. Both sides intend to file Summary Judgment motions on these issues. A jury trial is set for June 1, 2004.

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

Thomas Theis, on his own behalf and on behalf of all others similarly situated
------------------------------------------------------------------------------
v. 21st Century Insurance, was filed on June 17, 2002, in Los Angeles Superior
-------------------------
Court. Plaintiff seeks national class action certification, injunctive relief and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company uses a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area. Plaintiff alleges that the adjusted amount is "predetermined" and "biased," creating an unfair pretext for reducing claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings.

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

SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's first constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court refused to hear the Company's case. A subsidiary of the Company, 21st Century Casualty Company, filed a new challenge to the constitutionality of SB 1899 on February 13, 2003. During the first quarter, several appellate court decisions have been rendered on issues affecting Northridge Earthquake cases, including a 9th Circuit Court of Appeals decision in Noah et al v.
                                                     -------------
Allstate Insurance Company which again found SB 1899 (California Code of Civil
--------------------------
Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision, the Company's subsidiary, 21st Century

Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. The Company continues to believe the statute violates the federal and state constitutions and has filed an amicus curiae brief in support of Allstate's petition to the United States Supreme Court for review of the Noah decision. The Company currently has lawsuits pending against it in connection with claims under SB 1899; many of these lawsuits have multiple plaintiffs. Possible future judgments for damages in excess of the Company's reasonable estimates for these claims could be material individually or in the aggregate.

The Company has filed a civil complaint against California-based Unlimited Adjusting Company ("Unlimited") and its principal Jung Ho Park ("John Park"). The complaint was filed on December 16, 2002, in Superior Court of California, County of Orange and transferred to Superior Court of California, County of Los Angeles on April 15, 2003. The suit alleges Unlimited and John Park illegally induced insureds into filing additional unnecessary and fraudulent claims with the Company stemming from the 1994 Northridge Earthquake. The Company is ultimately seeking up to $10 million in compensatory damages.

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

[None]

ITEM 5.   OTHER INFORMATION

[None.]

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     31.1 Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

     31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

     31.3 Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed.

     DATE FILED        REGARDING

     July 24, 2003     2003 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        21ST CENTURY INSURANCE GROUP
                              ----------------------------------------------
                                               (Registrant)

Date:  November 5, 2003                      /s/ Bruce W. Marlow
       --------------------   ----------------------------------------------
                                               BRUCE W. MARLOW
                                   President and Chief Executive Officer

Date:  November 5, 2003                      /s/ Carmelo Spinella
       --------------------   ----------------------------------------------
                                               CARMELO SPINELLA
                              Sr. Vice President and Chief Financial Officer

Date:  November 5, 2003                      /s/ John M. Lorentz
       --------------------   ----------------------------------------------
                                               JOHN M. LORENTZ
                                        Vice President, Controller and
                                         Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit  No.   Description

          31.1 Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

          31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

          31.3 Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.