Form 10-K
period 2003-12-31
21ST CENTURY INSURANCE GROUP
filed 2004-02-11
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                          Commission File Number 0-6964

                          21ST CENTURY INSURANCE GROUP
             (Exact name of registrant as specified in its charter)

                        DELAWARE                       95-1935264
              (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)       Identification No.)

                 6301 OWENSMOUTH AVENUE
                WOODLAND HILLS, CALIFORNIA               91367
         (Address of principal executive offices)      (Zip Code)

                   (818) 704-3700                           WWW.21ST.COM
(Registrant's telephone number, including area code)  (Registrant's web site)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:


                                             NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS             WHICH REGISTERED
                ---------------------            ----------------
           Common Stock, Par Value $0.001     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of 21st Century Insurance Group, based on the average high and low prices for shares of the registrant's Common Stock on June 30, 2003, as reported by the New York Stock Exchange, was approximately $350,000,000.

There  were  85,435,505  shares of common stock outstanding on January 30, 2004.

DOCUMENT  INCORPORATED  BY  REFERENCE:
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

TABLE  OF  CONTENTS


                                                                                     Page
Description                                                                        Number
-----------------------------------------------------------------------------------------
Part I
  Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4
    General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4
    Geographic Concentration of Business. . . . . . . . . . . . . . . . . . . . .       4
    Types and Limits of Insurance Coverage. . . . . . . . . . . . . . . . . . . .       5
    Personal Auto Product Innovations . . . . . . . . . . . . . . . . . . . . . .       6
    Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6
    Consumer Advocacy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
    Customer Retention and Vehicles in Force. . . . . . . . . . . . . . . . . . .       7
    Underwriting and Pricing. . . . . . . . . . . . . . . . . . . . . . . . . . .       8
    Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
    Servicing of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
    Claims. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
    Growth and Profitability Objectives . . . . . . . . . . . . . . . . . . . . .      10
    Underwriting Expense Ratio - Personal Auto Lines. . . . . . . . . . . . . . .      10
    Loss and Loss Adjustment Expense Reserves . . . . . . . . . . . . . . . . . .      11
      Estimating the Frequency of Auto Accidents. . . . . . . . . . . . . . . . .      11
      Estimating the Severity of Auto Claims. . . . . . . . . . . . . . . . . . .      12
      Estimating Loss and LAE for Lines in Runoff . . . . . . . . . . . . . . . .      12
    Loss and Reserve Development. . . . . . . . . . . . . . . . . . . . . . . . .      12
      Auto Lines Reserve Development. . . . . . . . . . . . . . . . . . . . . . .      16
      Homeowner and Earthquake Lines in Runoff. . . . . . . . . . . . . . . . . .      16
    Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17
    State Regulation of Insurance Companies . . . . . . . . . . . . . . . . . . .      18
    Holding Company Regulation. . . . . . . . . . . . . . . . . . . . . . . . . .      18
    Non-Voluntary Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
    Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
    Debt Offering . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
  Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .      20
  Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . .      20
Part II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters. .      20
  Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .      21
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .      22
    Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22
    Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23
    Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . .      24
      21st Century Insurance Group. . . . . . . . . . . . . . . . . . . . . . . .      24
      Insurance Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . .      25
      Transactions with Related Parties . . . . . . . . . . . . . . . . . . . . .      25
    Contractual Obligations and Commitments . . . . . . . . . . . . . . . . . . .      25
    Off Balance Sheet Arrangements. . . . . . . . . . . . . . . . . . . . . . . .      26
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26
    Underwriting Results. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27
      Personal Auto . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28
      Homeowner and Earthquake Lines in Runoff. . . . . . . . . . . . . . . . . .      28
    Loss and LAE Incurred . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29



                                                                                     Page
Description                                                                        Number
-----------------------------------------------------------------------------------------
    Investment Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
    Other Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
    Write-off of Software . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
    Critical Accounting Policies. . . . . . . . . . . . . . . . . . . . . . . . .      30
      Losses and Loss Adjustment Expenses . . . . . . . . . . . . . . . . . . . .      31
      Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .      31
      Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31
      Deferred Policy Acquisition Costs . . . . . . . . . . . . . . . . . . . . .      32
      Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33
      Stock-Based Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .      35
    New Accounting Pronouncements . . . . . . . . . . . . . . . . . . . . . . . .      35
    Forward-Looking Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      35
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk . . . . . .      37
  Item 8.    Financial Statements and Supplementary Data. . . . . . . . . . . . .      38
    Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . .      38
    Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .      39
    Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .      43
      Note 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . .      43
      Note 2.  Summary of Significant Accounting Policies . . . . . . . . . . . .      43
      Note 3.  Earnings (Loss) per Common Share . . . . . . . . . . . . . . . . .      47
      Note 4.  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .      48
      Note 5.  Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      49
      Note 6.  Deferred Policy Acquisition Costs. . . . . . . . . . . . . . . . .      50
      Note 7.  Property and Equipment . . . . . . . . . . . . . . . . . . . . . .      51
      Note 8.  Unpaid Losses and Loss Adjustment Expenses . . . . . . . . . . . .      51
      Note 9.  Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      53
      Note 10. Reinsurance. . . . . . . . . . . . . . . . . . . . . . . . . . . .      54
      Note 11. Employee Benefit Plans . . . . . . . . . . . . . . . . . . . . . .      56
      Note 12. Commitments and Contingencies. . . . . . . . . . . . . . . . . . .      58
      Note 13. Capital Stock. . . . . . . . . . . . . . . . . . . . . . . . . . .      61
      Note 14. Stock-Based Compensation . . . . . . . . . . . . . . . . . . . . .      62
      Note 15. Statutory Financial Data . . . . . . . . . . . . . . . . . . . . .      64
      Note 16. Northridge Earthquake. . . . . . . . . . . . . . . . . . . . . . .      65
      Note 17. Unaudited Quarterly Results of Operations. . . . . . . . . . . . .      66
      Note 18. Results of Operations by Line of Business. . . . . . . . . . . . .      67
      Note 19. 21st Century Insurance Company of Arizona. . . . . . . . . . . . .      68
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .      69
  Item 9A. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . .      69
Part III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      69
    Item 10. Directors and Executive Officers of the Registrant . . . . . . . . .      69
    Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .      70
    Item 12. Security Ownership of Certain Beneficial Owners and Management . . .      70
    Item 13. Certain Relationships and Related Transactions . . . . . . . . . . .      70
    Item 14. Principal Accountant Fees and Services . . . . . . . . . . . . . . .      70
Part IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      70
    Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K. . .      70
      Schedule II - Condensed Financial Information of Registrant . . . . . . . .      74
      Signatures of Officers and Board of Directors . . . . . . . . . . . . . . .      78



Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      80
  4.1    Indenture, dated December 9, 2003, between 21st Century Insurance
         Group and The Bank of New York, as trustee.
  4.2    Exchange and Registration Rights Agreement, dated December 9, 2003.
  10(i)  2003 Short Term Incentive Plan.
  10(l)  Lease Agreements for Registrant's Principal Offices substantially in the form of this Exhibit.
  10(m)  Forms of Amended and Restated Stock Option Agreements.
  10(n)  Form of Restricted Shares Agreement.
  10(o)  Retention Agreements substantially in the form of this Exhibit for executives Richard A. Andre, Michael J. Cassanego, G. Edward Combs,
         Carmelo Spinella and Dean E. Stark.
  10(p)  Sale and Leaseback Agreement between 21st Century Insurance Company and General Electric Capital Corporation, for itself, and as agent for
         Certain Participants, as amended, dated December 31, 2002.
  14     Code of Ethics.
  21     Subsidiaries of Registrant.
  23     Consent of Independent Auditors.
  31.1   Certification of President and Chief Executive Officer Pursuant to
         Exchange Act Rule 13a-14(a).
  31.2   Certification of Chief Financial Officer Pursuant to Exchange Act Rule
         13a-14(a).
  32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I

ITEM 1.     BUSINESS

GENERAL
21st Century Insurance Group (together with its subsidiaries, referred to hereinafter as the "Company", "we", "us" or "our") is an insurance holding company registered on the New York Stock Exchange (NYSE: TW).

We primarily market and underwrite personal automobile, motorcycle, and umbrella insurance in California. We also provide personal automobile insurance in four other western states (Arizona, Nevada, Oregon and Washington) and three midwestern states (Illinois, Indiana and Ohio). We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004(1). Twenty-four hours per day, 365 days a year, customers have the option to purchase insurance, service their policy or report a claim over the phone directly through our centralized licensed insurance agents at 1-800-211-SAVE or through our full service Internet site at www.21st.com. We believe that we have a reputation for high quality customer service and for being among the most efficient and lowest cost providers of personal auto insurance in the markets we serve.

The Company was founded in 1958, and until recently was incorporated in California. Effective December 4, 2003, we were reincorporated under the laws of the State of Delaware. Several subsidiaries of American International Group, Inc. (hereinafter referred to as "AIG") together currently own approximately 63% of our outstanding common stock.

Copies of our filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q, Form 8-K and proxy statements are available along with copies of earnings releases on the Company's web site at www.21st.com. Copies may also be obtained free of charge directly from the Company's Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-701-3595).

GEOGRAPHIC CONCENTRATION OF BUSINESS
We write private passenger automobile insurance primarily in California (97% of policyholders Our remaining business is written in Arizona, Nevada, Oregon and Washington.


-----------
1    Results from these markets are not expected to be material in 2004.

The following table presents a geographical summary of our direct premiums written for the past five years (in millions):


                                         Direct Premiums Written
------------------------------------------------------------------------
Years Ended December 31,          2003     2002    2001    2000    1999
------------------------------------------------------------------------
Personal auto lines(1)
  California                    $1,189.5  $967.3  $879.4  $861.6  $848.9
  Arizona(2)                        21.2    13.0       -       -       -
  Nevada                             6.7     8.1     8.9     7.7     2.7
  Oregon                             1.4     1.6     2.0     2.2     0.8
  Washington                         4.6     5.8     8.5     9.7     3.4
------------------------------------------------------------------------
Total personal auto lines        1,223.4   995.8   898.8   881.2   855.8
------------------------------------------------------------------------

Lines in runoff
Homeowner(3) and Earthquake(4)       0.1     2.4    30.5    29.5    24.7
------------------------------------------------------------------------
Total                           $1,223.5  $998.2  $929.3  $910.7  $880.5
------------------------------------------------------------------------

The table below summarizes the concentrations of our California vehicles in force for the voluntary personal auto lines excluding personal umbrella and motorcycle coverages as of the end of each of the past five years. Our California market share reflects a weighted distribution that tracks the concentration of households and population. At the end of 2003, 32% of the vehicles insured by us were garaged in Los Angeles County. In comparison, data from the California Department of Motor Vehicles indicates that 27% of its registrations were for vehicles in Los Angeles County.

                                                Concentration of
Voluntary Personal Auto Lines             California Vehicles in Force
---------------------------------------------------------------------------
December 31,                          2003    2002    2001    2000    1999
---------------------------------------------------------------------------

Los Angeles County                    32.3%   37.2%   42.0%   43.6%   45.2%
San Diego County                      13.5    13.4    13.4    12.6    12.3
Southern California excluding Los
  Angeles and San Diego Counties(5)   21.4    23.5    25.9    26.5    26.8
Central and Northern California(6)    32.8    25.9    18.7    17.3    15.7
---------------------------------------------------------------------------
                                     100.0%  100.0%  100.0%  100.0%  100.0%
---------------------------------------------------------------------------

TYPES AND LIMITS OF INSURANCE COVERAGE
Our private passenger auto insurance contract generally covers: bodily injury liability; property damage; medical payments; uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage and collision deductible waiver; towing; comprehensive; and collision. All of our policies are written for a six-month term except for policies sold to the involuntary market, which are for twelve months.

Minimum levels of bodily injury and property damage are required by state law and typically cover the other party's claims when our policyholder causes an accident. Uninsured and underinsured motorist are optional coverages and cover our policyholder when the other party is at fault and has no or insufficient liability insurance to cover the insured's injuries and loss of income. Comprehensive and collision


------------
1 Includes motorcycle and personal umbrella coverages, which are immaterial for all periods presented.
2 Excludes amounts not consolidated prior to our acquisition of a majority of the voting interests in 21st of Arizona: $12.8 million in 2001; $14.7 million in 2000; and $12.9 million in 1999.
3 We no longer have any California homeowner policies in force. See further discussion in Item 7 under the caption Underwriting Results - Homeowner and Earthquake Lines in Runoff.
4 We ceased writing earthquake coverage in 1994, but we have remaining loss reserves from the 1994 Northridge Earthquake that are subject to upward development. See further discussion in Item 7 under the captions Underwriting Results - Homeowner and Earthquake Lines, Critical Accounting Policies, and the Notes to Consolidated Financial Statements.
5 Includes the following counties: Imperial, Kern, Orange, Riverside, Santa Barbara, San Bernardino and Ventura.
6 Includes all California counties other than Los Angeles County, San Diego County, and those specified in Footnote 5.

coverages are also optional and cover damage to the policyholder's automobile whether or not the insured is at fault. In some states, we are required to offer personal injury protection coverage in lieu of the medical payments coverage required in California.

Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. Our most popular bodily injury liability limits in force are $100,000 per person and $300,000 per accident.

Our personal umbrella policy ("PUP") provides a choice of liability coverage limits of $1.0 million, $2.0 million or $3.0 million in excess of underlying automobile liability coverage that we write. The $2.0 million and $3.0 million limits were added in May 2002. We require minimum underlying automobile limits, written by us, of $250,000 per person and $500,000 per accident for PUP policies sold since May 2002 (limits of $100,000 per person and $300,000 per accident were previously required). We reinsure 90% of any PUP loss with unrelated reinsurers.

PERSONAL AUTO PRODUCT INNOVATIONS
Starting in May 2002, we began offering motorcycle coverage primarily to our auto policyholders in California. In August 2002, we introduced a new private passenger auto policy in California that does not have certain standard features found in our primary policy. This limited-feature product is similar in most respects to the product offered by many of our competitors, and is positioned as a lower-cost alternative for customers who believe they need less coverage than provided by our standard product. In October 2002, we enhanced our underwriting guidelines allowing us to provide quotes to more customers who do not meet California's statutory "good driver" definition, but who are considered to be insurable risks within our class plan.

The foregoing product innovations account for approximately 9% of new auto policies written in California in 2003. Each innovation was designed to earn an underwriting profit equivalent to the rest of the California auto product (with the exception of Assigned Risk program). Initial results for each product innovation are in line with expected profit levels.

MARKETING
While we offer personal auto policies in eight states, most of our marketing efforts are focused on the larger urban markets in California(1). Beginning in late 2002, we resumed active marketing in Arizona.

Our marketing and underwriting strategy is to appeal to careful and responsible drivers who desire a feature-rich product at a competitive price. We use direct mail, broadcast and print media, outdoor, community events and the Internet to generate inbound telephone calls, which are served by centralized licensed insurance agents. Because our sales agents are centralized, we can deliver a highly efficient and professional experience for our California and Arizona customers 24 hours per day, 365 days per year through a convenient, toll-free 800-211-SAVE telephone number. California and Arizona customers may also obtain an auto rate quotation and purchase a policy on our web site.

The following table summarizes advertising expenditures (in millions) and total new auto policies written in California, our primary market, for the past five years:

Years Ended December 31,          2003      2002     2001     2000     1999
-----------------------------------------------------------------------------
Total advertising expenditures  $   53.9  $   43.3  $  16.9  $   9.8  $  21.3
New auto policies written in
  California(2)                  254,830   185,927   51,002   50,901   86,703


------------
1 We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004. Results from these new markets are not expected to be material in 2004.
2 Includes new PUP and motorcycle policies, which are insignificant for all periods presented.

CONSUMER ADVOCACY
We have introduced several publications and community events designed to assist customers and potential customers in making choices about their auto insurance and automobile safety. The Insider's Guide to Buying California Auto Insurance, currently available in both English and Spanish, compares coverage and service features of products offered by the Company and its major competitors. The comparisons are explained in understandable language to help "demystify" the choices consumers must make in selecting their personal auto insurance carrier.

We also publish the Child Safety Seat Guide, Crash Test Ratings Guide, and A Driving Need - A Guide for Mature Drivers and Those Who Care about Them. All of these publications are available free of charge on our web site at www.21st.com/company/getmore/safety/safety.jsp. We have also distributed these publications in California movie theaters, county fairs, direct mail promotions and other venues.

We extended our partnership with the California Highway Patrol to address the critical safety issues of proper child safety seat installation and distracted driving. Working in conjunction with Highway Patrol officers we held 16 child safety seat inspection events in under-served communities throughout California. During these events more than 1,600 inspections were conducted, 800 unsafe/recalled seats were replaced and 1,000 new seats were donated. We also posted billboards carrying the message "Wrap Your Most Important Package Safely" in high visibility locations around the state. On the issue of distracted driving we developed a handout discouraging cell phone usage by drivers in traffic as well as a billboard campaign under the theme of "Just Drive." All of the materials are co-branded by the Company and the Highway Patrol.

CUSTOMER RETENTION AND VEHICLES IN FORCE
Customer retention in California, measured based on the number of insured vehicles and the number of vehicles in force, were as follows as of the end of each of the past five years:

December 31,                      2003        2002        2001        2000        1999
-----------------------------------------------------------------------------------------
Average customer retention -
  California personal auto(1)         92%         93%         92%         96%         96%

California vehicles in force   1,383,175   1,178,459   1,051,982   1,150,643   1,179,928
All other states vehicles in
  force                           33,332      27,174      23,489      31,337      18,130
-----------------------------------------------------------------------------------------
Total auto lines exposure      1,416,507   1,205,633   1,075,471   1,181,980   1,198,058
-----------------------------------------------------------------------------------------

California auto base rate        +3.9%       +5.7%       +4.0%       +6.4%       -6.9%
  changes                        APRIL       May         July       November    February

From March 1996 to February 1999, we implemented six rate decreases which resulted in a cumulative reduction in rates of nearly 23% in our California Personal Auto Program. As a result of this series of rate decreases, retention rates rose to record levels for us through 2000. Growth in vehicles in force during this period was modest as our major competitors also lowered their rates. In the year 2000, we recognized that loss costs had stopped declining and were again rising. While our competitors took no action or, in some cases, continued to take rate decreases, we took decisive action to improve our results and position us for profitable growth when the marketplace ultimately did react to these adverse trends. In 2000, we curtailed our advertising, adopted stricter underwriting measures, modified our class plan rating system, and increased our California auto program base rate by 6.4%, followed by a further rate increase of 4% in 2001. These actions contributed to the declines in retention and vehicles in force in 2000 and 2001. Beginning in the latter half of 2001, our major California competitors began implementing rate increases and we restarted active marketing and advertising, both of which contributed


------------
1 Represents an overall measure of customer retention, including new customers as well as long-time customers. Retention rates for new customers are typically lower than for long-time customers.

to the increases in our retention and vehicles in force in 2002. In January 2003, the Company received approval for a 3.9% rate increase, which we implemented for new and renewal policies effective March 31, 2003.

UNDERWRITING AND PRICING
The regulatory system in California requires the prior approval of insurance rates. Within the regulatory framework, we establish our premium rates based primarily on actuarial analyses of our own historical loss and expense data. This data is compiled and analyzed to establish overall rate levels as well as classification differentials.

Our rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. These rates are a blend of base rates and class plan filings made with the California Department of Insurance ("CDI"). Base rates are the primary amount projected to generate an adequate underwriting profit. Class plan changes are filings that serve to modify the factors that impact the base rates so that each individual receives a rate that reflects their respective losses and expenses. Class plan changes are generally meant to be revenue neutral to us, but ultimately are done in conjunction with a base rate filing.

California law requires that the primary rating characteristics that must be used for automobile policies are driving record (e.g., history of accidents and moving violations), annual mileage and number of years the driver has been licensed. A number of other "optional" rating factors are also permitted and used in California, which include characteristics such as automobile garaging location, make and model of car, policy limits and deductibles, and gender and marital status.

The following table summarizes changes in our base premium rates for each of the past five years. Positive numbers represent increases; negative numbers represent decreases.

                                    Changes in Our Base Premium Rates
---------------------------------------------------------------------
Years Ended December 31,           2003   2002   2001   2000    1999
---------------------------------------------------------------------
Personal auto lines excluding PUP
  California                        3.9%   5.7%   4.0%   6.4%  (6.9)%
  Arizona                           3.0    3.7   16.5   20.0   (9.7)
  Nevada                              -   22.0   12.6      -      -
  Oregon                              -    3.1   14.0   21.0      -
  Washington                          -   10.7   44.9      -      -
Lines in runoff
  Homeowner                         N/A   13.2    4.0      -   (7.5)
  Earthquake                        N/A    N/A    N/A    N/A    N/A

We are required to offer insurance to any California applicant who meets the statutory definition of a "Good Driver." This definition includes all drivers licensed more than three years with no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and certain at-fault accidents.

We review many of our policies prior to the time of renewal and as changes occur during the policy period. Some mid-term changes may result in premium adjustments, cancellations or non-renewals because of a substantial increase in risk.

COMPETITION
The personal automobile insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of which operate in a number of states and offer a wider variety of products than us. Several of these competitors are larger and have greater financial resources than us on a stand-alone basis. According to A.M. Best, we were the seventh largest writer of private passenger automobile insurance in California based on direct premiums written for 2002. Our main competition comes from other major writers who concentrate on the good driver market.

Market shares in California of the top ten writers of personal automobile insurance, based on direct premiums written, according to A.M. Best, for the past five years were as follows:

                                                  Market Share in California
                                               Based on Direct Premiums Written
--------------------------------------------------------------------------------
Years Ended December 31,                       2002   2001   2000   1999   1998
--------------------------------------------------------------------------------
21ST CENTURY INSURANCE GROUP                      6%     6%     6%     6%     6%
State Farm Group                                 14     13     13     14     15
Zurich/Farmers Group                             11     12     13     14     15
California State Auto Group                       9     10     10     10     10
Allstate Insurance Group                          9     11     10      9      8
Automobile Club of Southern California Group      9      9      9      9      8
Mercury General Group                             9      8      8      8      7
USAA Group                                        3      3      3      3      3
Government Employees Group (GEICO)                3      3      3      2      2
Progressive Insurance Group                       2      2      2      3      2

SERVICING OF BUSINESS
Computerized systems provide the information resources, telecommunications and data processing capabilities necessary to manage our business. These systems support the activities of our marketing, sales, service and claims people who are dedicated to serving the needs of customers. New technology investments have been focused on making it faster and easier for customers to transact business while ultimately lowering our per-transaction costs.

Using our web site, most customers are now able to receive and accept quotations, bind policies, pay their bills, inquire about the status of their policies and billing information, make most common policy changes, submit first notice of loss on a claim and access a wealth of consumer information. New technology provides our sales and service agents with integrated knowledge about customer contacts and enables speedier and even more convenient customer service.

CLAIMS
Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel when necessary, and management of the settlement process. Whenever possible, physical damage claims are handled through the use of Company drive-in claims facilities, vehicle inspection centers and Direct Repair Program ("DRP") providers. The claims management staff administers the claims settlement process and oversees the work of the legal and adjuster personnel involved in that process. Each claim is carefully analyzed to provide for fair loss payments, compliance with our contractual and regulatory obligations and management of loss adjustment expenses. Liability and property damage claims are handled by specialists in each area.

We make extensive use of our DRP to expedite the repair process. The program involves agreements between us and more than 160 independent repair facilities. We agree to accept the repair facility's damage estimate without requiring each vehicle to be reinspected by our adjusters. All DRP facilities undergo a screening process before being accepted, and we maintain an aggressive inspection audit program to assure quality results. Our inspection teams visit all repair facilities each month and perform a quality control inspection on approximately 40% of all repairable vehicles in this program. The customer benefits by getting the repair process started faster and by having the repairs guaranteed for as long as the customer owns the vehicle. We benefit by not incurring the overhead expense of a larger staff of adjusters and by negotiating repair prices we believe are beneficial. Currently, more than 30% of all damage repairs are handled using the DRP method.

Our policy is to use original equipment manufacturer ("OEM") parts. As a result, we believe we do not have exposure to the types of class action suits some competitors have drawn over their use of after market parts.

We have established 12 claims division service offices in areas of major customer concentrations. Our eight vehicle inspection centers, located in Southern and Northern California, handle total losses, thefts and vehicles that are not drivable.

The claims services division is responsible for subrogation and medical payment claims. We also maintain a Special Investigations Unit as required by the California State Insurance Code, which investigates suspected fraudulent claims. We believe our efforts in this area have been responsible for saving several million dollars annually.

We utilize internal legal staff to handle most aspects of claims litigation. These attorneys handle approximately 75% of all lawsuits against our policyholders. Suits directly against us and those which may involve a conflict of interest, are assigned to outside counsel.

GROWTH AND PROFITABILITY OBJECTIVES
We have stated that our long-term goal is to build an organization that consistently produces a 96% combined ratio prepared using accounting principles generally accepted in the United States of America ("GAAP"), or better, and at least 15% annual growth in direct written premiums. To achieve these goals, we have undertaken many steps since 1999 including:

-     Restored pricing and underwriting discipline;
-     Successfully restarted active advertising for new customers;
-     Introduced product innovations to spur growth and profitability; and
-     Launched numerous initiatives to lower unit transaction costs.

UNDERWRITING EXPENSE RATIO - PERSONAL AUTO LINES
Our direct statutory underwriting expense ratio for private passenger auto (defined as direct underwriting expenses on a statutory basis divided by direct premiums written), was lower than seven of our nine largest competitors in the markets in which we served for 2002.

The following table presents statutory underwriting expense ratio information extracted from statutory filings by A.M. Best for the top ten California personal automobile insurance companies for 1998 through 2002, the most recent data available.

                                             Statutory Underwriting Expense Ratio (1)
                                               ------------------------------------
Years Ended December 31,                         2002    2001   2000   1999   1998
-----------------------------------------------------------------------------------
21ST CENTURY INSURANCE GROUP                   20.3%(2)  15.0%  14.1%  13.8%  10.9%
Zurich/Farmers Group                           27.0%     26.2%  25.8%  26.6%  26.1%
Mercury General Group                          25.1%     25.8%  25.9%  26.7%  26.3%
State Farm Group                               23.0%     22.6%  23.5%  22.9%  21.6%
California State Auto Group                    22.8%     23.9%  25.1%  15.7%  19.0%
Allstate Insurance Group                       22.7%     23.1%  25.5%  24.1%  22.7%
Progressive Insurance Group                    21.5%     22.8%  21.1%  21.8%  22.7%
Automobile Club of Southern California Group   21.2%     21.6%  22.2%  22.2%  22.1%
Government Employees Group (GEICO)             14.7%     14.2%  17.0%  18.1%  17.7%
USAA Group                                     12.0%     12.7%  12.3%  13.7%  11.7%


------------
1 There is generally a difference between underwriting expense ratios prepared using statutory accounting principles and GAAP. In 2003, our GAAP underwriting expense ratio was 17.9% compared to our statutory underwriting expense ratio of 16.7%.

2 In the third quarter of 2002, we recorded a pre-tax charge to write-off $37.2 million of previously capitalized software costs for abandoned portions of an advanced personal lines processing system. The underwriting expense ratio excluding such write-down would have been 16.6%.

Our direct statutory underwriting expense ratio for 2003 was 16.7%. Excluding the effects of the 2002 software write-off recorded in the third quarter of 2002 our direct statutory, underwriting expense ratio increased by 0.1% from 16.6% to 16.7% in 2003 over 2002. Comparable 2003 figures for our competitors are not yet available. In 2002, the capacity of the Company's new business call center was doubled, enabling us to handle a record volume of new business throughout the year. Several productivity enhancement initiatives are underway aimed at reducing per-unit process costs. The increases in our ratio from 1998 through 2001 were primarily due to the cumulative 23% decrease in rate level in California from 1996 to 1999, and increases in data processing, depreciation and advertising expenditures.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The cost to settle a customer's claim is comprised of two major components: losses and loss adjustment expenses.

Losses in connection with third party coverages represent damages as a result of an insured's acts that result in property damage or bodily injury. First party losses involve damage or injury to the insured's property or person. In either case, the ultimate cost of the loss is not always immediately known and, over time, may be higher or lower than initially estimated. When establishing initial and subsequent estimates, the amount of loss is reduced for salvage (e.g., proceeds from the disposal of the wrecked automobile) and subrogation (e.g., proceeds from another party who is fully or partially liable, such as the insurer of the driver who caused the accident involving one of our customers).

Loss adjustment expenses ("LAE") represent the costs of adjusting, investigating and settling claims, and are primarily comprised of the cost of our claim department, external inspection services, and internal and external legal counsel. Corporate support areas such as human resources, finance, and information technology support our overall operations, and, accordingly, a portion of their operational costs are also allocated to LAE. The LAE allocable portion of such corporate support costs is reviewed periodically as changes occur in our organization, and we modify the allocation percentages as appropriate. During 2003, such changes effectively decreased our ratio of LAE to earned premium by approximately 1.8% from 6.2% in 2002 to 4.4% in 2003.

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

Accounting principles require insurers to record estimates for loss and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires us to estimate both the number of accidents that may have occurred (called "frequency") and the ultimate amount of loss and LAE (called "severity") related to each accident. We employ actuaries who are professionally trained and certified in the process of establishing estimates for frequency and severity. From time to time, actuarial experts from outside firms are engaged to review the work of our actuaries. Historically, our actuaries have not projected a range around the carried loss reserves. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management reviews the assumptions underlying the loss ratios and selects the carried reserve after carefully reviewing the appropriateness of the underlying assumptions.

Estimating the Frequency of Auto Accidents. By studying the historical lag between the actual date of loss and the date the accident is reported by the customer to the claims department, our actuaries can make a reasonable, yet never perfect, estimate for the number of claims that ultimately will be reported for a given period. This measurement is often referred to as frequency. The difference between the estimated ultimate number of claims that will be made and the number that have actually been reported in any given period is often referred to as "IBNR" (incurred but not reported) claims.

For example, when estimating the frequency of accidents, history has shown that approximately 99.7% of property damage claims and 89.2% of liability claims are reported by year-end. Accordingly, in this illustration, our actuaries add an estimated 0.3% to the number of property damage claims and 10.8% to the number of liability claims to provide for incurred but not reported ("IBNR") claims. In making these estimates, a fundamental assumption is that past events are representative indicators of future outcomes.

Estimating the Severity of Auto Claims. Adjusters in our claim department establish loss estimates for individual claims based upon various factors such as the extent of the injuries, property damage sustained, and the age of the claim. Our actuaries review these estimates, giving consideration to the adjusters' historical ability to accurately estimate the ultimate claim and length of time it will take to settle the claim, and provide for development in the adjusters' estimates as applicable. Generally, the longer it takes to settle a claim, the higher the ultimate claim cost. The ultimate amount of the loss is considered the "severity" of the claim. In addition, the actuaries estimate the severity of the IBNR claims.

The severities are estimated by our actuaries each month based on historical studies of average claim payments and the patterns of how the claims were paid. Again, the fundamental assumption used in making these estimates is that past events are reliable indicators of future outcomes.

Estimating Loss and LAE for Lines in Runoff. While the personal auto lines represent our core business, we also have losses and LAE relating to developments on remaining loss reserves for homeowners and earthquake lines. These lines are said to be "in runoff" because we no longer have policies in force. As discussed in the Notes to Consolidated Financial Statements, we have not written any earthquake policies since 1994 and we exited the homeowners insurance business at the beginning of 2002. Developing reserve estimates for the earthquake line is particularly subjective because most of the remaining earthquake claims are in litigation. Our actuaries evaluate the homeowners reserve requirement on a quarterly basis, while personnel in our legal and claims areas prepare monthly evaluations of the earthquake reserves.

LOSS AND RESERVE DEVELOPMENT
Management believes that our reserves are adequate and represent our best estimate based on the information currently available. However, because reserve estimates are necessarily subject to the outcome of future events, changes in estimates are unavoidable in the property and casualty insurance business. These changes sometimes are referred to as "loss development" or "reserve development."

For the personal auto lines, our actuaries prepare a monthly evaluation of loss and LAE indications by accident year, and we assesses whether there is a need to adjust reserve estimates. Homeowners reserves are reviewed quarterly. The adequacy of earthquake reserves is reviewed monthly by personnel in our legal and claims areas. As claims are reported and settled and as other new information becomes available, changes in estimates are made and are included in earnings of the period of the change.

The changes in prior accident year estimates recorded in each of the past five calendar years, net of applicable reinsurance, are summarized below (in thousands)(1):

                                 Changes in the Calendar Year of Prior
                              Accident Year Estimates, Net of Reinsurance
---------------------------------------------------------------------------
Years ended December 31,      2003     2002      2001     2000      1999
---------------------------------------------------------------------------
Personal auto                $11,159  $16,200  $ 45,742  $42,178  $(14,239)
Homeowner and Earthquake(2)   40,048   56,158    72,265    2,845     5,543
---------------------------------------------------------------------------
                             $51,207  $72,358  $118,007  $45,023  $ (8,696)
---------------------------------------------------------------------------

To understand these changes, it is useful to put them in the context of the cumulative reserve development experienced by the Company over a longer time frame. The tables on the following pages present the development of loss and LAE reserves for the personal auto lines (Table 1) and for the homeowner and earthquake lines in runoff (Table 2), for the years 1993 through 2003. The figures in both tables are shown gross of reinsurance.

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


------------
1 Positive amounts represent deficiencies in loss and LAE expenses, while negative amounts represent redundancies.
2 We no longer have any California homeowners policies in force. We ceased writing earthquake coverage in 1994, but we have remaining loss reserves from the 1994 Northridge Earthquake that are subject to upward development. See further discussion in Item 7 under the captions Underwriting Results - Homeowner and Earthquake Lines in Runoff, Critical Accounting Policies, and the Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------
TABLE 1 - Auto Lines as of December 31,
(Amounts in thousands, except claims)           1993      1994      1995      1996      1997      1998      1999       2000
------------------------------------------------------------------------------------------------------------------------------

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                            $525,892  $552,872  $506,747  $468,257  $403,263  $329,021  $261,990   $286,057
PAID (CUMULATIVE) AS OF:
  One year later                               319,938   329,305   318,273   260,287   253,528   247,317   242,579    268,515
  Two years later                              393,731   403,462   392,420   336,538   319,064   307,797   311,659    332,979
  Three years later                            410,808   429,595   416,541   354,854   333,349   324,778   324,740    352,592
  Four years later                             422,640   435,795   422,393   357,913   340,907   326,932   327,745
  Five years later                             425,021   437,041   423,429   363,068   341,446   327,418
  Six years later                              425,397   437,052   427,723   362,824   341,374
  Seven years later                            425,041   437,015   427,355   362,508
  Eight years later                            424,982   436,737   427,059
  Nine years later                             424,745   436,518
  Ten years later                              424,571
RESERVES RE-ESTIMATED AS OF:
  One year later                               451,054   465,934   440,158   365,566   359,262   313,192   309,953    352,709
  Two years later                              429,602   438,672   424,091   366,858   337,258   321,711   340,914    354,720
  Three years later                            418,576   439,125   425,404   359,925   335,246   341,695   328,190    361,264
  Four years later                             424,630   438,895   424,643   357,607   355,605   326,506   329,182
  Five years later                             425,880   436,397   422,389   377,414   340,537   326,565
  Six years later                              424,475   435,878   442,024   361,980   340,552
  Seven years later                            424,188   451,478   426,719   361,865
  Eight years later                            424,603   448,972   426,636
  Nine years later                             424,435   436,237
  Ten years later                              424,388
------------------------------------------------------------------------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                       $101,504  $116,635  $ 80,111  $106,392  $ 62,711  $  2,456  $(67,192)  $(75,207)
------------------------------------------------------------------------------------------------------------------------------

Supplemental Auto Claims Data:
Claims reported during the year for CA only    315,558   352,182   324,143   294,615   279,211   295,905   307,403    323,395
Claims pending at year-end for CA only          62,892    70,717    63,142    58,172    55,738    56,739    57,134     54,760
------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------
TABLE 1 - Auto Lines as of December 31,
(Amounts in thousands, except claims)           2001       2002       2003
----------------------------------------------------------------------------

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                            $301,985   $333,113   $419,913
PAID (CUMULATIVE) AS OF:
  One year later                               239,099    249,815
  Two years later                              312,909
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
RESERVES RE-ESTIMATED AS OF:
  One year later                               323,791    348,865
  Two years later                              338,338
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
------------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                       $(36,353)  $(15,752)
------------------------------------------------------------------


Supplemental Auto Claims Data:
Claims reported during the year for CA only    298,417    293,955    331,734
Claims pending at year-end for CA only          50,365     51,488     58,577
----------------------------------------------------------------------------


See Notes 8 and 16 of the Notes to Consolidated Financial Statements


TABLE 2 - Homeowner and Earthquake
  Lines in Runoff as of December 31,

(Amounts in thousands)                     1993       1994        1995        1996        1997        1998        1999
-------------------------------------------------------------------------------------------------------------------------

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                        $51,598  $ 203,371   $  78,087   $  75,272   $  34,624   $  52,982   $  14,258
PAID (CUMULATIVE) AS OF:
  One year later                           26,936    193,887      55,738      75,100      30,232      48,848      13,103
  Two years later                          34,717    236,406     119,211     100,296      74,127      58,281      37,404
  Three years later                        37,052    295,768     139,792     142,850      82,974      81,887      83,985
  Four years later                         39,504    314,225     180,799     151,342     106,274     128,266     147,856
  Five years later                         40,550    354,324     188,987     174,513     152,592     192,121
  Six years later                          41,217    362,379     211,771     220,805     216,383
  Seven years later                        42,318    385,161     257,839     284,455
  Eight years later                        42,339    431,154     321,169
  Nine years later                         42,455    494,260
  Ten years later                          42,502
RESERVES RE-ESTIMATED AS OF:
  One year later                           41,685    253,775     116,741     101,903      77,445      58,582      18,024
  Two years later                          40,189    290,526     142,071     145,635      82,716      61,393      72,546
  Three years later                        39,657    316,256     182,616     150,434      85,519     116,429     125,089
  Four years later                         41,025    355,690     186,631     153,521     140,532     169,157     163,045
  Five years later                         41,205    359,084     190,334     208,533     193,375     207,064
  Six years later                          41,586    363,260     245,267     261,389     231,217
  Seven years later                        42,599    418,407     298,161     299,109
  Eight years later                        42,450    471,330     335,657
  Nine years later                         42,524    508,639
  Ten years later                          42,579
-------------------------------------------------------------------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                   $ 9,019  $(305,268)  $(257,570)  $(223,837)  $(196,593)  $(154,082)  $(148,787)
-------------------------------------------------------------------------------------------------------------------------



(Amounts in thousands)                       2000       2001       2002      2003
-----------------------------------------------------------------------------------

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSES, DIRECT                        $  12,379   $ 47,305   $ 50,896   $18,410
PAID (CUMULATIVE) AS OF:
  One year later                             30,706     58,274     71,147
  Two years later                            78,647    125,447
  Three years later                         143,564
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
RESERVES RE-ESTIMATED AS OF:
  One year later                             68,245    103,470     89,281
  Two years later                           121,176    142,211
  Three years later                         159,331
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
--------------------------------------------------------------------------
REDUNDANCY (DEFICIENCY)                   $(146,952)  $(94,906)  $(38,385)
--------------------------------------------------------------------------

NOTE: Costs associated with claims that were re-opened as a result of SB 1899 are displayed in the table as a 1994 event (since they all related to the Northridge Earthquake), even though the legislation allowing the re-opening of related claims was not passed until almost seven years later.


See Notes 8 and 16 of the Notes to Consolidated Financial Statements

Auto Lines Reserve Development. As shown in the ten-year development table, our auto lines historically developed redundancies prior to 1999 and have exhibited adverse development for 1999 through 2002. The period from 1993 to 1999 was quite unusual in that, during that time, we experienced declining frequencies and declining severities in our auto line. As Table 1 shows, we did not immediately have confidence in these declining trends and did not immediately lower our reserve estimates.

Much of the decline in trend occurred between 1996 and 1998 because of moderation in health care costs due to greater use of HMO's and laws that were enacted in California that limited the ability of uninsured motorists and drunk drivers to collect non-economic damages. During 1999, we assumed that the past trend of declining frequencies and severities would continue. However, in retrospect, it can now be seen that the favorable decline in trends ended and loss costs began to increase. In 2000, we continued to assume lower loss severity primarily because of what then seemed to be an acceleration in the pattern of claims payments and the uncertainty inherent in identifying a change in multi-year patterns. In 2001, we experienced significant, unexpected development in our uninsured motorist coverage while the actuarial indications for most prior accident years were adjusted upward as more data became available. The changes in injury trends affected the entire California market and occurred, to a greater or lesser degree, in virtually every state in the country.

Starting in 2001, we improved the quality and timeliness of the data available to make initial estimates and periodic changes in estimates. We have dedicated more resources to better understand the underlying drivers of the changes in frequency and severity trends as they begin emerging. For example, in the second quarter of 2003 we began making accident month actuarial analyses of our reserves for the auto lines.

Homeowner and Earthquake Lines in Runoff. In Table 2, substantially all of the development relates to the earthquake line. A major earthquake occurred on January 17, 1994, centered in the San Fernando Valley community of Northridge (the "Northridge Earthquake"). Through December 31, 2003, we have settled over 46,000 Northridge Earthquake claims at a total cost (i.e., loss plus LAE) of over $1.2 billion.

In September 2000, the State of California enacted Senate Bill 1899 ("SB 1899"), which allowed Northridge Earthquake claims barred by contract and the statute of limitations to be reopened during calendar year 2001. Please see Note 16 of the Notes to Consolidated Financial Statements for additional background on the Northridge Earthquake and SB 1899, including a discussion of factors that have contributed to the difficulty of obtaining accurate loss and LAE estimates in the wake of that legislation.

The loss development in Table 2 is easiest to understand by dividing it into "pre-SB 1899" and "post-SB 1899" segments. This is because the costs relating to the re-opened claims are displayed in the table as a 1994 event (since they all related to the Northridge Earthquake), even though the legislation allowing the re-opening of certain claims was not passed until almost seven years later. Before SB 1899 was passed in late 2000, we had only approximately 50 earthquake claims remaining to be resolved out of an initial 35,000 homeowner earthquake claims. Although we settled 98% of the claims within a year of the quake, many upward changes in estimates were required in 1994 and beyond as new information emerged on the severity of the damages and as settlements of litigated claims occurred. As a result, we recorded the following upward changes in loss estimates after 1994, but before SB 1899 came into play: 1995 - $57 million; 1996 - $40 million; 1997 - $24.8 million; 1998 - $40 million; 1999 - $2.5 million; and 2000 - $3.5 million.

Calendar year 2001 was the one-year window SB 1899 permitted for claimants to bring additional insurance claims and legal actions allegedly arising out of the Northridge Earthquake. Prior to the enactment of this law, such claims were considered by previously applicable law to be fully barred, or settled and closed. Any additional legal actions with respect to such claims were barred under the policy contracts, settlement agreements, and/or applicable statutes of limitation. As a result of the enactment of this unprecedented legislation, claimants asserted additional claims against the Company allegedly related to damages that occurred in the 1994 earthquake but which were now being reported seven years later in 2001. Plaintiff attorneys and public adjusters conducted extensive advertising campaigns to solicit claimants. Hundreds of claims were filed in the final days and hours before the December 31, 2001 deadline.

During 2001, the Company recorded an additional $70 million of pre-tax losses related to the 1994 earthquake, including $50 million in the fourth quarter to cover the indemnity and inspection portion of the claims. The Company lacked sufficient information to record a reasonable estimate of the related legal defense costs until the third quarter of 2002, at which time an additional provision of $46.9 million was recorded. In the first two quarters of 2002, we expensed an additional $11.9 million of legal defense costs as they were paid. Based on subsequent developments, we recorded an additional provision of $37.0 million in the first quarter of 2003.

At the end of each month, legal and claim personnel within the Company review the adequacy of the remaining SB 1899 reserves based on the most current information available. Based on that review, we believe our remaining earthquake reserves are adequate as of December 31, 2003. However, we continue to caution that these estimates are subject to a greater than normal degree of uncertainty and possible future material adjustment as new facts become known.

REINSURANCE
A reinsurance transaction occurs when an insurer transfers or cedes a portion of its exposure to a reinsurer for a premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer for the ceded portion of the risk. We periodically monitor the continuing appropriateness of our reinsurance arrangements to determine that our retention levels are reasonable and that our reinsurers are financially sound, able to meet their obligations under the agreements and that the contracts are competitively priced.

The majority of our cessions are with AIG subsidiaries, which have earned A.M. Best's highest financial rating of A++. The A.M. Best financial ratings of our other reinsurers range from A- to A+. Our reinsurance arrangements are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements.

Our net retention of insurance risk after reinsurance for 2004 and the preceding five years is summarized below:

                                      Contracts Incepting During
                               -----------------------------------------
Net Retention                  2004   2003    2002   2001   2000   1999
------------------------------------------------------------------------

Auto and motorcycle lines       100%   100%  97%(1)    94%    92%    90%
Personal umbrella policies(2)    10     10   10        16     37     36
Homeowner line in runoff          0      0    0        94     92      0

We also have catastrophe reinsurance agreements relating to the auto line with Endurance Specialty Insurance Ltd., Folksamerica Reinsurance Company and Transatlantic Reinsurance Company (a majority held AIG subsidiary), which reinsure any covered events up to $30.0 million in excess of $15.0 million ($45.0 million in excess of $20.0 million effective January 1, 2004).


------------
1 Effective September 1, 2002, we entered into an agreement to cancel future cessions under our quota share with AIG subsidiaries. The treaty would have ceded 4% of premiums for the auto and motorcycle lines to AIG subsidiaries in the remainder of 2002 and would have declined to 2% in 2003. After September 1, 2002, 100% of auto and motorcycle premiums are retained by us.
2 Personal umbrella coverage is only available to our auto customers. Approximately 1% of the auto customers have umbrella coverage.

STATE REGULATION OF INSURANCE COMPANIES
Insurance companies are subject to regulation and supervision by the insurance departments of the various states. The insurance departments have broad regulatory, supervisory and administrative powers, such as:

-     Licensing of insurance companies, agents and customer service employees;
- Prior approval, in California and some other jurisdictions, of premium rates;
- Establishment of capital and surplus requirements and standards of solvency;
-     Nature of, and limitations on, investments insurers are allowed to hold;
-     Periodic examinations of the affairs of insurers;
- Annual and other periodic reports of the financial condition and results of operations of insurers;
-     Establishment of statutory accounting rules;
-     Issuance of securities by insurers;
-     Restrictions on payment of dividends; and
-     Restrictions on transactions with affiliates.

Currently, the California Department of Insurance ("CDI") has primary regulatory jurisdiction over our subsidiaries, including prior approval of premium rates. The CDI typically conducts a financial examination of our affairs every three years. The most recently completed triennial examination, for the three years ended December 31, 1999, did not require us to restate our 1999 statutory financial statements. In general, the current regulatory requirements in the other states in which our subsidiaries are licensed insurers are no more stringent than in California.

In addition to regulation by the CDI, we and the personal lines insurance business in general are also subject to legislative, judicial and political action in addition to the normal business forces of competition between companies and the choices of consumers.

To our knowledge, no new laws were enacted in 2003 by any state in which we do business that are expected to have a material impact on the auto insurance industry. However, under the preceding Insurance Commissioner, the State of California began hearings for the purpose of implementing generic rating factors in connection with the Commissioner's authority to approve insurance rates, including the rating of auto insurance. The draft regulations made public by the CDI focus on restricting an insurer's rate of return rather than on the price charged by the insurer to the consumer. If implemented, we believe these draft regulations could negatively affect our profitability.

HOLDING COMPANY REGULATION
Our subsidiaries are also subject to regulation by the CDI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Many transactions defined to be of an "extraordinary" nature may not be effected without the prior approval of the CDI. In addition, the Holding Company Act limits the amount of dividends our insurance subsidiaries may pay. An extraordinary transaction includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurance company's policyholders' surplus as of the preceding December 31 or (ii) the insurance company's statutory net income for the preceding calendar year.

The insurance subsidiaries currently have $75.1 million of statutory unassigned surplus that could be paid as dividends to the parent company without prior written approval from insurance regulatory authorities in 2004. However, given the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries (see further discussion in Item 3 of this report and Note 15 of the Notes to Consolidated Financial Statements), it is unlikely that our insurance subsidiaries will make any dividend payments to us in 2004. There is no assurance that the related tax issue will be favorably resolved in the near term, in which case we face the prospect of raising additional capital at the holding company level, cutting or ceasing dividends to stockholders, or having to pay the additional tax on dividends from the insurance company to the holding company.

NON-VOLUNTARY BUSINESS
Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. As of December 31, 2003, the number of assigned risk insured vehicles was 3,678 compared to 2,436 at the end of 2002. The CAARP assignments have historically produced underwriting losses. As of December 31, 2003, this business represented less than 1% of our total direct premiums written, and the underwriting losses were $0.5 million in 2003, $0.5 million in 2002 and $0.7 million in 2001.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan ("FAIR Plan"). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on the pool from two years prior. Since we ceased writing direct homeowners business in 2002, the Company will continue to receive assignments in the 2004 calendar year. Our FAIR Plan underwriting results for 2003, 2002 and 2001 were immaterial. However, a major shortfall in FAIR Plan operations, such as might be caused by a catastrophe, could result in an increase in costs.

EMPLOYEES
We had approximately 2,700 full and part-time employees at December 31, 2003. We provide medical, pension and 401(k) savings plan benefits to eligible employees, according to the provisions of each plan.

DEBT OFFERING
In December 2003, we completed a private offering of $100 million principal amount of 5.9 percent Senior Notes due in December 2013. The effective interest rate on the Senior Notes when all offering costs are taken into account and amortized over the term of the Senior Notes is approximately 6 percent per annum. Of the $99.2 million net proceeds from the offering, $85 million was used to increase the statutory surplus of our wholly-owned subsidiary, 21st Century Insurance Company, and the balance was retained by our holding company.

Under a registration rights agreement executed in connection with the offering, we have agreed to, among other things: (i) file a registration statement on or before April 7, 2004 enabling holders to exchange the notes for publicly registered notes; (ii) use our reasonable best efforts to cause the registration statement relating to the exchange offer to become or be declared effective on or before June 6, 2004; (iii) use our reasonable best efforts to consummate the exchange offer within 45 days after the effective date of the registration statement. In the event such registration statement does not become effective by June 6, 2004, the interest rate on the Senior Notes will increase by 0.25%.

ITEM 2.     PROPERTIES

We lease approximately 400,000 square feet of office space for our headquarters facilities, which are located in Woodland Hills, California. The lease term expires in February 2015, and the lease may be renewed for two consecutive five-year periods.

We also lease office space in 17 other locations, of which 9 locations are in California primarily for claims-related employees. We anticipate no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The leaseback transaction has been accounted for as a capital lease. For a summary of the Company's lease obligations, see discussion under Item 7 of this report and Notes 7 and 12 of the Notes to Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company's business practices. A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2003, the majority holder of the Company's common stock approved by written consent (i) to change the Company's state of incorporation from California to Delaware pursuant to a merger of the Company with and into a wholly owned subsidiary of the Company organized under the laws of the State of Delaware and (ii) a form of indemnity agreement for the Company's directors and officers. The Company's Certificate of Incorporation and Bylaws, attached as Appendices B and C, respectively, to the Information Statement filed with the SEC on November 13, 2003, are incorporated by reference.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)     PRICE RANGE OF COMMON STOCK

The following table sets forth the high and low bid prices on the New York Stock Exchange for the common stock for the indicated periods.

                     2003            2002
                 HIGH    LOW     High    Low
----------------------------------------------

Fourth Quarter  $14.50  $13.00  $14.24  $ 9.60
Third Quarter    16.05   13.03   19.67    9.15
Second Quarter   17.25   12.00   21.80   17.70
First Quarter    13.50   11.20   19.50   15.82

(b)     HOLDERS  OF  COMMON  STOCK

The approximate number of holders of our common stock on December 31, 2003 was 600.

(c)     DIVIDENDS

We paid quarterly cash dividends of $0.08 per share from the first quarter of 2001 through the third quarter of 2002. Quarterly dividends of $0.02 per share were paid from the fourth quarter of 2002 through the fourth quarter of 2003.

The Company's Board of Directors considers a variety of factors in determining the timing and amount of dividends. Accordingly, the Company's past history of dividend payments does not assure that future dividends will be paid.


(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

                                    COLUMN (A)             COLUMN (B)              COLUMN (C)

                                                           WEIGHTED-          NUMBER OF SECURITIES
                                NUMBER OF SECURITIES   AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                  TO BE ISSUED UPON        PRICE OF       FUTURE ISSUANCE UNDER EQUITY
                                     EXERCISE OF          OUTSTANDING          COMPENSATION PLANS
                                OUTSTANDING OPTIONS,       OPTIONS,           (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS     WARRANTS AND       REFLECTED IN COLUMN (A))
PLAN CATEGORY                      (IN THOUSANDS)           RIGHTS               (IN THOUSANDS)
------------------------------  ---------------------  -----------------  -----------------------------
Equity compensation plans
  approved by security holders                  6,744         $    17.05                          2,780
Equity compensation plans not
  approved by security holders                   None                N/A                            N/A
------------------------------  ---------------------  -----------------  -----------------------------
Total                                           6,744         $    17.05                          2,780
------------------------------  ---------------------  -----------------  -----------------------------


See note 14 to the Notes to Consolidated Financial Statements for additional information.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for each of the years in the five-year period ended December 31, 2003 should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in Item 8 of this report.

All amounts set forth in the following tables are in thousands, except for ratios and per share data.

Years Ended December 31,            2003        2002       2001       2000        1999
-----------------------------------------------------------------------------------------
PERSONAL AUTO LINES DATA
  Direct premiums written        $1,223,377   $995,794   $898,862   $881,212   $ 855,783
  Ceded premiums written(1)          (4,858)   (18,902)   (56,205)   (72,675)    (86,974)
-----------------------------------------------------------------------------------------
  Net premiums written            1,218,519    976,892    842,657    808,537     768,809
  Net premiums earned             1,172,679    924,559    838,489    803,770     770,234

  Loss and LAE ratio(2)                78.6%      82.9%      88.1%      90.8%       77.4%
  Underwriting expense ratio(3)        17.9       15.6       14.9       14.2        12.3
-----------------------------------------------------------------------------------------
  Combined ratio(4)                    96.5%      98.5%     103.0%     105.0%       89.7%
-----------------------------------------------------------------------------------------

ALL LINES DATA
  Direct premiums written        $1,223,484   $998,248   $929,315   $910,720   $ 880,531
  Ceded premiums written(5)          (4,854)   (32,949)   (60,359)   (78,592)   (111,718)
-----------------------------------------------------------------------------------------
  Net premiums written            1,218,630    965,299    868,956    832,128     768,813
  Net premiums earned             1,172,677    924,559    864,145    825,486     770,423
  Total revenues                  1,246,464    981,295    914,078    869,762     832,681

  Loss and LAE ratio                   82.0%      89.4%      96.7%      90.8%       78.6%
  Expense ratio(3)                     17.9       15.5       15.0       14.4        12.9
-----------------------------------------------------------------------------------------
  Combined ratio(6)                    99.9%     104.9%     111.7%     105.2%       91.5%
-----------------------------------------------------------------------------------------


NET INCOME (LOSS)                $   53,575   $(12,256)  $(27,568)  $ 12,945   $  87,528

EARNINGS (LOSS) PER SHARE
  Basic                          $     0.63   $  (0.14)  $  (0.32)  $   0.15   $    1.00
  Diluted                              0.63      (0.14)     (0.32)      0.15        1.00

DIVIDENDS DECLARED                     0.08       0.26       0.32       0.48        0.64

------------
1 The decrease in premiums ceded from 1999 through 2003 was caused primarily by scheduled decreases in the AIG subsidiaries quota share program, which was terminated effective September 1, 2002.
2 The loss and LAE ratios have decreased since 2000 primarily due to increases in net premiums earned and the favorable impact on claim frequency of drought conditions that have largely prevailed in southern California over the past 36 months.
3 The increase in the 2003 and 2002 expense ratios is primarily due to increased acquisition costs in advertising and staffing. The increase in the expense ratio from 1999 to 2001 reflects higher depreciation charges due to investments in new technology and the effects of rate decreases taken in 1997 to 1999.
4 The combined ratio for the personal auto lines was impacted by the following items: $37.2 million of costs related to a write-off of software in 2002; $13.6 million of costs associated with workforce reductions and the settlement of litigation matters in 2001; Year 2000 remediation costs of $2.4 million in 1999; and unfavorable (favorable) prior accident year loss and LAE development of $11.2 million, $16.2 million, $45.7 million, $42.2 million and $(14.2) million in 2003, 2002, 2001, 2000, and 1999, respectively.
5 In addition to the AIG subsidiaries cession discussed in Note 1 above, our homeowners line was 100% reinsured in 1998, 1999 and 2002.
6 In addition to the effect of the items described in footnote 4 above, the combined ratio for all lines was impacted by adverse development on remaining loss reserves from the homeowner and earthquake lines, which are in runoff, of $40.2 million in 2003, $58.8 million in 2002, $77.6 million in 2001, $2.7 million in 2000, and $13.1 million in 1999.

December 31,                    2003        2002        2001        2000        1999
---------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Total investments and cash   $1,283,741  $1,030,478  $  884,633  $  920,327  $  988,578
Total assets                  1,737,187   1,470,037   1,354,398   1,340,916   1,383,076
Unpaid losses and loss
  adjustment expenses           438,323     384,009     349,290     298,436     276,248
Unearned premiums               312,254     266,477     236,473     236,519     232,702
Debt(1)                         149,686      60,000           -           -      67,500
Total liabilities             1,036,497     814,429     695,092     620,355     662,239
Stockholders' equity            700,690     655,608     659,306     720,561     720,837
Book value per common
  share                            8.20        7.67        7.72        8.46        8.39
Statutory surplus(2)            531,658     397,381     393,119     475,640     581,440
Net premiums written to
  surplus ratio(3)                2.3:1       2.4:1       2.2:1       1.7:1       1.3:1


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We primarily market and underwrite personal automobile, motorcycle, and umbrella insurance in California. We also provide personal automobile insurance in four other western states (Arizona, Nevada, Oregon and Washington) and three midwestern states (Illinois, Indiana and Ohio). We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004. We believe that we have a reputation for high quality customer service and for being among the most efficient and lowest cost providers of personal auto insurance in the markets we serve.

Our primary goals include realizing 15% revenue growth and attaining a 96% combined ratio for our personal auto lines. Our net premiums earned grew in excess of 20%, our best growth rate since 1987, and we improved our personal auto lines combined ratio by two points to 96.5%. For the year ended December 31, 2003, our net premiums earned increased to $1,218.5 million from $976.9 million in 2002. For the years ended December 31, 2003 and 2002, the combined ratio for the personal auto lines was 96.5% and 98.5%, respectively.

Net income for 2003 was $53.6 million, compared to net losses in 2002 and 2001 of $12.3 million and $27.6 million, respectively. Results for the year ended December 31, 2003 include a first quarter after-tax charge of $24.1 million to strengthen earthquake reserves and certain nonrecurring, nonoperational items that increased second quarter net income by $9.6 million after-tax. In 2002, the Company's results included third quarter after-tax charges for earthquake and software write-offs totaling $58.4 million.

For the year ended December 31, 2003, cash flow from operations was $187.5 million compared to $76.3 million for 2002. Total assets also increased to $1.7 billion at December 31, 2003 from $1.5 billion at December 31, 2002. In December 2003, the Company completed a $100 million senior debt offering and used $85 million of the proceeds to increase the statutory surplus of its principal insurance subsidiary.

See "Results of Operations" for more details as to our overall and personal auto lines results.


------------
1 Amount shown for 2002 is a capital lease obligation (see Note 7 of the Notes to Consolidated Financial Statements).
2 Amount shown for 2002 would be $343,661 were it not for the sale-leaseback transaction described in Note 7 of the Notes to Consolidated Financial Statements.
3 Amount shown for 2002 would be 2.8:1 were it not for the sale-leaseback transaction referred to above.
4    Results from these markets are not expected to be material in 2004.

The remainder of our Management's Discussion and Analysis provides a narrative on the Company's financial condition and performance that should be read in conjunction with the accompanying financial statements. It includes the following sections:

-     Financial Condition
-     Liquidity and Capital Resources
-     Contractual Obligations and Commitments
-     Off Balance Sheet Arrangements
-     Results of Operations
-     Underwriting Results
-     Loss and LAE Incurred
-     Investment Income
-     Other Income
-     Write-off of Software
-     Critical Accounting Policies
-     New Accounting Pronouncements
-     Forward-Looking Statements

FINANCIAL CONDITION
Investments and cash increased $253.2 million (24.6%) since the prior year primarily due to improved cash flow from operations of $187.5 million in 2003, and the $100 million senior notes private offering in December 2003.

Investment-grade bonds comprised substantially all of the fair value of the fixed-maturity portfolio at December 31, 2003. Of our total investments at December 31, 2003, approximately 61.7% were invested in tax-exempt, fixed-income securities, compared to 54.5% at December 31, 2002.

Increased advertising, compensation and other operating costs through December 31, 2003, associated with increased customer volume, contributed to an increase in deferred policy acquisitions costs (DPAC) of $6.9 million to $53.1 million, compared to $46.2 million at December 31, 2002. The Company's DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

Our loss and LAE reserves, gross and net of reinsurance, are summarized in the following table:

AMOUNTS IN THOUSANDS           2003                2002
December 31,             GROSS      NET      Gross      Net
--------------------------------------------------------------
Unpaid Losses and LAE:
  Personal auto lines   $419,913  $413,348  $333,113  $320,032
  Homeowner lines          4,172     1,774    10,952     3,682
  Earthquake lines        14,238    14,237    39,944    39,944
--------------------------------------------------------------
Total                   $438,323  $429,359  $384,009  $363,658
--------------------------------------------------------------

Gross unpaid losses and LAE increased by $54.3 million since the prior year primarily due to a reserve increase of $62.1 million in the personal auto lines as a result of growth in our customer base. The increase in the personal auto lines was offset by the $17.0 million net decrease in the homeowner and earthquake lines, which are in runoff.

Unearned premiums increased 17.2% to $312.3 million at the end of 2003 compared to the prior year end, due to higher volume in our personal auto lines.

Debt increased $89.7 million as a result of a private $100 million senior notes offering executed in December 2003 (see Note 10 of the Notes to Consolidated Financial Statements) offset by principal payments on a capital lease obligation. The primary purpose of the 2003 debt offering was to increase the statutory surplus of 21st Century Insurance Company, our wholly-owned subsidiary.

Claims and other outstanding checks payable increased 14.0% at the end of 2003 from a year-ago, consistent with our increased business volume. Other liabilities rose $30.0 million primarily because of increases relating to various accruals for customer advances, taxes, and personnel costs.

Stockholders' equity and book value per share increased to $700.7 million and $8.20, respectively, at December 31, 2003, compared to $655.6 million and $7.67 at December 31, 2002. The increase for the year ended December 31, 2003, was due to net income of $53.6 million, other increases relating to common stock of $0.3 million, less a decrease in other comprehensive income of $2.0 million and dividends to stockholders of $6.8 million.

Effective December 4, 2003, we changed our state of incorporation from California to Delaware. In connection with the change, our common stock was assigned a par value of $0.001 per share, resulting in a reclassification of $419.2 million from common stock to additional paid-in capital. Delaware is the state of incorporation for 58% of the Fortune 500 and 51% of all publicly traded companies, and was selected by our Board of Directors after a careful study. There was no change in the location of company operations, location of employees, or in the way we do business.

LIQUIDITY AND CAPITAL RESOURCES
21st Century Insurance Group. Our holding company's main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries (see further discussion in Note 15 of the Notes to Consolidated Financial Statements).

In December 2003, we completed a private offering of $100 million principal amount of 5.9 percent Senior Notes due in December 2013. The effective interest rate on the Senior Notes when all offering costs are taken into account and amortized over the term of the Senior Notes is approximately 6 percent per annum. Of the $99.2 million net proceeds from the offering, $85 million was used to increase the statutory surplus of our wholly-owned insurance subsidiary, 21st Century Insurance Company, and the balance was retained by our holding company.

Effective December 31, 2003, the California Department of Insurance approved an intercompany lease whereby 21st Century Insurance Company will lease certain computer software from our holding company. The monthly lease payment, currently $0.4 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to complete certain enhancements to the software.

Our holding company's significant cash obligations over the next several years consist of interest payments on the Senior Notes (approximately $5.9 million annually) and the estimated cost to complete certain software enhancements (approximately $33.1 million), exclusive of any dividends to stockholders that our directors may declare, and the repayment of the $100 million principal on the Senior Notes due in 2013. We expect to be able to meet those obligations from sources of cash currently available - i.e., payments received from the intercompany lease and cash and investments currently on hand at the holding company, which totaled $24.4 million at December 31, 2003(1) - plus additional funds obtained from the capital markets or from dividends received from our insurance subsidiaries. Absent a favorable resolution of the state income tax issue regarding taxability of intercompany dividends received by insurance holding companies, we may have to pay additional state income taxes of up to approximately 8.9% on the amount of any such dividends received.

Our insurance subsidiaries in 2004 could pay $75.1 million as dividends to us without prior written approval from insurance regulatory authorities. We are unlikely to have our insurance subsidiaries pay dividends to our holding company in 2004 as long as the uncertainty persists over the taxability by the state of intercompany dividends.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last eight quarters and have thereby enhanced our liquidity. In California, where approximately 97.7% of our policies are written, we implemented a 3.9% auto premium rate increase effective March 31, 2003. This increase followed a 5.7% rate increase in May of 2002. However, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, we remain exposed to possible upward development in previously recorded reserves for claims pursuant to SB 1899. As a result of such uncertainties, underwriting losses could occur in the future. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries' earnings, which in turn could negatively impact our liquidity.

As of December 31, 2003, our insurance subsidiaries had a combined statutory surplus of $531.7 million compared to $397.4 million at December 31, 2002. The change in statutory surplus was primarily due to statutory net income of $76.1 million, a capital contribution of $37.9 million and a decrease in nonadmitted assets of $20.9 million. Our ratio of net premiums written to statutory surplus was 2.3 at December 31, 2003, compared to 2.4 at December 31, 2002.

The CDI is currently examining the statutory financial statements for the three year period ended December 31, 2002. We are not aware of any proposed adjustments to the statutory financial statements. On October 23, 2002, the CDI finalized its examination report on the 1999 statutory financial statements for the Company's California-domiciled insurance subsidiaries. The report did not require the insurance subsidiaries to restate those financial statements.

Transactions with Related Parties. Since 1995, we have entered into several transactions with AIG subsidiaries, including various reinsurance agreements, which are discussed under "Item 1. Business." At December 31, 2003, reinsurance recoverables, net of payables, from AIG subsidiaries were $5.8 million, compared to $18.4 million at December 31, 2002. Other transactions with AIG subsidiaries, which are immaterial, have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management services to us; the agreement was subject to approval by the California Department of Insurance, which granted such approval in October 2003. Apart from the foregoing, we have no material transactions with related parties.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.


------------
1 On December 15, 2003, the Company declared a $1.7 million cash dividend to stockholders of record on December 29, 2003, which was paid January 23, 2004.

The following table summarizes our significant contractual obligations and commitments at December 31, 2003, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding senior notes.

                                          Payments Due by Period
                               -----------------------------------------------
                                                2005      2007     Remaining
                                              through   through   years after
AMOUNTS IN MILLIONS            TOTAL   2004     2006      2008        2008
------------------------------------------------------------------------------
    Senior notes               $159.0  $ 5.9  $   11.8  $   11.8  $      129.5
    Capital lease obligation     55.8   14.0      27.8      14.0             -
------------------------------------------------------------------------------
Debt                            214.8   19.9      39.6      25.8         129.5
Operating Leases(1)             175.2   19.8      36.0      29.0          90.4
------------------------------------------------------------------------------
    Total                      $390.0  $39.7  $   75.6  $   54.8  $      219.9
------------------------------------------------------------------------------

The capital lease obligation above resulted from the sale-leaseback transaction discussed earlier. The lease includes a covenant that if AIG ceases to have a majority interest in us, or if statutory surplus falls below $300.0 million, or if the net premiums written to surplus ratio is greater than 3.8:1, or if claims paying ratings fall below BBB+ (as rated by Standard & Poor's), Baa1 (as rated by Moody's) or B++ (as rated by A.M. Best) we will either deliver a letter of credit to the lessor or pay the lessor the then outstanding balance, including a prepayment penalty of up to 3%.

Our largest insurance subsidiary is the obligor on both the capital lease obligation and the operating lease obligations.

We sponsor defined benefit pension plans that may obligate us to make contributions to the plans from time to time. We do not expect to be required to contribute to our qualified defined benefit plan in 2004, and contributions required for 2005, if any, and future years will depend on a number of unpredictable factors including the market performance of the plan's assets and future changes in interest rates that affect the actuarial measurement of the plan's obligations.

We had estimated liabilities for losses and LAE of $438.3 million at December 31, 2003, the majority of which will be required to be paid in 2004 as the related claims are settled. We expect operating cash flow to be sufficient to meet our obligations to pay claims and we have readily marketable investments available for sale should operating cash flows prove to be inadequate.

We have no material purchase obligations or other on- or off-balance sheet long-term liabilities or obligations at December 31, 2003 (see further discussion in Note 2 of Notes to Consolidated Financial Statements).

OFF BALANCE SHEET ARRANGEMENTS
We currently have no letters of credit, have issued no guarantees on behalf of others (other than the guarantee by 21st Century Insurance Group of the capital lease obligation described above), have no trading activities involving non-exchange-traded contracts accounted for at fair value, and have no obligations under any derivative financial instruments. In addition, the Company has no material retained interests in assets transferred to any unconsolidated entity (see further discussion in Note 2 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS
Overall Results. We reported net income of $53.6 million, or $0.63 earnings per share (basic and diluted), on direct premiums written of $1,223.5 million for the year ended December 31, 2003, compared to a net loss of $12.3 million, or $0.14 loss per share, on direct premiums written of $998.2 million for the year ended December 31, 2002. For the year ended December 31, 2001, we reported a net loss of $27.6 million, or $0.32


------------
1 Includes amounts due under long-term software license agreements of approximately $15.1 million.

loss per share, on direct premiums written of $929.3 million. The results for 2003, 2002 and 2001 include: (i) after-tax charges for 1994 Northridge earthquake costs of $24.1 million, $34.2 million and $45.6 million, respectively; (ii) after-tax net income of $9.6 million for the year ended December 31, 2003, resulting from nonrecurring, nonoperational items and a favorable tax settlement with the IRS; (iii) an after-tax charge of $24.2 million, for the year ended December 31, 2002, relating to a write-off of software; and (iv) $13.6 million for the year ended December 31, 2001, associated with workforce reductions and the settlement of litigation matters.

The following table presents the components of our personal auto lines underwriting profit or loss and the components of the combined ratio for the past three years:

AMOUNTS IN THOUSANDS                                   Personal Auto Lines
                                                ---------------------------------
Years Ended December 31,                           2003        2002       2001
---------------------------------------------------------------------------------
Direct premiums written                         $1,223,377   $995,794   $898,862
---------------------------------------------------------------------------------
Net premiums written                            $1,218,519   $976,892   $842,657
---------------------------------------------------------------------------------

Net premiums earned                             $1,172,679   $924,559   $838,489
Net losses and loss adjustment expenses            922,122    768,277    738,335
Underwriting expenses incurred                     209,551    142,899    124,564
---------------------------------------------------------------------------------
Personal auto lines underwriting profit (loss)  $   41,006   $ 13,383   $(24,410)
---------------------------------------------------------------------------------

  Ratios:
    Loss and LAE ratio                                78.6%      82.9%      88.1%
    Underwriting expense ratio                        17.9%      15.6%      14.9%
---------------------------------------------------------------------------------
    Combined ratio                                    96.5%      98.5%     103.0%
---------------------------------------------------------------------------------

The following table reconciles our personal auto lines underwriting profit or loss to our consolidated net income (loss):

AMOUNTS IN THOUSANDS
Years Ended December 31,                          2003       2002       2001
-------------------------------------------------------------------------------
Personal auto lines underwriting profit (loss)  $ 41,006   $ 13,383   $(24,410)
Homeowner and earthquake lines in runoff,
  underwriting loss                              (40,175)   (58,768)   (77,598)
Net investment income                             45,833     46,345     45,930
Realized investment gains                         13,177     10,391      5,001
Write-off of software                                  -    (37,177)         -
Other income (expense)                            14,777          -       (998)
Interest and fees expense                         (3,471)         -          -
Federal income tax (expense) benefit             (17,572)    13,570     24,507
-------------------------------------------------------------------------------
Net income (loss)                               $ 53,575   $(12,256)  $(27,568)
-------------------------------------------------------------------------------

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

UNDERWRITING RESULTS
The tables presented in the Notes to Consolidated Financial Statements summarize the Company's unaudited quarterly results of operations for each of the two years in the period ended December 31, 2003, and the results of operations by line of business for each of the three years then ended. The following discussion of underwriting results by line of business should be read in conjunction with the information presented in those tables and elsewhere herein.

Personal Auto. Personal automobile insurance is our primary line of business. Vehicles insured outside of California accounted for less than 3% of our direct written premium in 2003, 2002 and 2001.

Direct premiums written for the year ended December 31, 2003, increased $227.6 million (22.9%) to $1,223.4 million in 2003 compared to $995.8 million in 2002 and $898.9 million in 2001. Of the $227.6 million increase in 2003, $35.2 million was due to rate increases, while $192.4 million was due to a higher number of insured vehicles. Of the $96.9 million increase in 2002, $36.7 million was due to rate increases, $12.9 million was due to the effects of the consolidation of 21st of Arizona, and $47.3 million resulted from a higher number of insured vehicles. Current growth is being generated through active advertising for new customers and product innovations.

California auto retention was 92% for the year ended December 31, 2003, compared to 93% and 92% for the years ended December 31, 2002 and 2001, respectively. The decline in 2003 is primarily due to the April 2003 rate increase and the substantial increase in new customers, who typically have a lower retention rate than long-time customers.

Net premiums earned increased $248.1 million (26.8%) to $1,172.7 million in 2003, compared to $924.6 million in 2002 and $838.5 million in 2001. The increases in 2003, 2002 and 2001 are greater than the proportional increase in the corresponding direct premiums written because of the decrease in the quota share reinsurance arrangement with AIG subsidiaries from 6% in 2001 to 4% until September 1, 2002, at which time we entered into an agreement to cancel future cessions under this treaty. The cancellation resulted in a one-time pre-tax charge of $0.9 million.

The combined ratio was 96.5% for the year ended December 31, 2003, compared to 98.5% and 103.0% for 2002 and 2001, respectively. Our management remains focused on achieving sustainable 15% growth and a combined ratio of 96%. In 2003, we achieved an underwriting profit in each quarter and achieved growth of 22.9%, our best growth since 1987.

Net losses and LAE incurred increased $153.8 million (20.0%) to $922.1 million in 2003 compared to $768.3 million and $738.3 million in 2002 and 2001, respectively. The loss and LAE ratios were 78.6%, 82.9% and 88.1% for the years ended December 31, 2003, 2002 and 2001, respectively. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years were 1.0% in 2003, 1.8% in 2002 and 5.5% in 2001. These changes in estimates pertained mainly to development in average paid loss severities beyond amounts previously anticipated. For additional discussion of the factors that led to these changes in estimates, please see Item 1 of this report under the heading Loss and Loss Adjustment Expense Reserves. In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our monthly actuarial review.

The ratios of underwriting expenses to net premiums earned were 17.9%, 15.6% and 14.9% for the years ended December 31, 2003, 2002 and 2001, respectively. The increase was primarily due to growth in advertising expenditures and costs associated with increasing the number of new sales agents to handle record volume of new business during the latter half of 2002 and all of 2003. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas.

In the third quarter of 2002 the Company entered into a catastrophe reinsurance agreement, which reinsures any covered events, defined as auto physical damage, up to $30.0 million in excess of $15.0 million. This agreement expired on December 31, 2003. Effective January 1, 2004 we entered into a new, one-year catastrophe reinsurance agreement, which provides reinsurance on covered events up to $45 million in excess of $20 million. The premium for this reinsurance coverage is approximately $0.1 million per month.

Homeowner and Earthquake Lines in Runoff. The homeowner and earthquake lines, which are in runoff, experienced adverse development on the remaining loss reserves of $40.1 million, compared to adverse development of $56.2 million in 2002 and $72.3 million in 2001, of which development related to SB 1899 earthquake claims accounted for $36.9 million, $52.6 million, and $70.3 million, respectively.

We have executed various transactions to exit from our homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company ("Balboa"), a subsidiary of Countrywide Financial Corporation ("Countrywide"), 100% of homeowner unearned premium reserves and losses on or after that date were ceded to Balboa. Under the terms of this agreement, we retain certain loss adjustment expenses. We began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers were offered homeowner coverage through an affiliate of Countrywide. We have completed this process and no longer have any homeowner policies in force.

We caution that the recorded loss and LAE estimates for our earthquake lines are subject to a greater than normal degree of uncertainty for a variety of reasons (see Note 16 of the Notes to Consolidated Financial Statements).

LOSS AND LAE INCURRED

The following table summarizes losses and LAE incurred, net of reinsurance, for the periods indicated:

AMOUNTS IN THOUSANDS
Years Ended December 31,                                     2003      2002      2001
---------------------------------------------------------------------------------------
Net Losses and LAE incurred related to insured events of:
Current year:
  Personal auto lines                                      $910,963  $752,077  $692,593
  Homeowner lines                                               141     2,222    25,636
  Earthquake lines                                                -         -         -
---------------------------------------------------------------------------------------
  Total current year                                        911,104   754,299   718,229
---------------------------------------------------------------------------------------

Prior years:
  Personal auto lines                                        11,159    16,200    45,742
  Homeowner lines                                             3,125     3,519     1,952
  Earthquake lines                                           36,923    52,639    70,313
---------------------------------------------------------------------------------------
Total prior years                                            51,207    72,358   118,007
---------------------------------------------------------------------------------------
Total                                                      $962,311  $826,657  $836,236
---------------------------------------------------------------------------------------

Historically, our actuaries have not projected a range around the carried loss reserves. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management reviews the assumptions underlying the loss ratios and selects the carried reserves after carefully reviewing the appropriateness of the underlying assumptions in relation to the outstanding exposures. These assumptions include, but are not limited to, the following: prior accident year and policy year loss ratios; rate changes in coverage, reinsurance, or mix of business; and changes in external factors impacting results, such as trends in loss costs or in the legal and claims environment. If our carried reserves are supported by actuarial methods and assumptions that are also believed to be reasonable, then the carried reserves would generally be considered reasonable, and no adjustment would be considered. The ultimate process by which the actual carried reserves are determined considers not only the actuarial point estimate, but also a number of other factors.

Other internal and external factors considered include a qualitative assessment of inflation and other economic conditions, changes in legal, regulatory, and judicial environments underlying policy pricing, terms and conditions, and claims handling.

Generally, actual historical loss development factors are the primary assumptions used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Historically, our carried loss reserves have developed both redundancies and deficiencies. Adverse development for our personal auto lines was less than 5% of carried personal auto lines reserves in 2003 and 2002, and approximately 15% of such reserves in 2001. If future loss development differed by 5 percent from those assumptions utilized in the year-end 2003 personal auto lines loss reserve review, there would be approximately a $21.0 million redundancy or deficiency in the overall personal auto lines reserve position.

While we have settled earthquake claims and are making progress in resolving outstanding litigation, estimates of both the litigation costs and ultimate settlement or judgment amounts related to these claims are subject to a high degree of uncertainty. Please see Note 16 of the Notes to Consolidated Financial Statements for additional background on the Northridge Earthquake and SB 1899, including a discussion of factors that have contributed to the difficulty of obtaining accurate loss and LAE estimates in the wake of that legislation.

INVESTMENT INCOME

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and less than 1% of the portfolio consists of equity securities. Substantially the entire portfolio is investment grade. Net investment income was $45.8 million in 2003, compared to $46.3 million in 2002 and $45.9 million in 2001. Average invested assets increased 17.9% in 2003 and 1.3% in 2002 from each of the respective prior years. The average annual pre-tax yields on invested assets were 4.2% in 2003, 5.1% in 2002 and 2001. The average annual after-tax yields on invested assets were 3.6% in 2003, 4.3% in 2002 and 4.5% in 2001.

Net realized gains on the sale of investments and fixed assets were $13.2 million in 2003 (gross realized gains were $13.7 million and gross realized losses were $0.5 million), compared to $10.4 million in 2002 (gross realized gains were $13.1 million and gross realized losses were $2.7 million) and net realized gains of $5.0 million in 2001. At December 31, 2003, $791.6 million (64.9%) of our total investments at fair value were invested in tax-exempt bonds with the remainder, representing 35.1% of the portfolio, invested in taxable securities, compared to 60.7% and 39.3%, respectively, at December 31, 2002.

As of December 31, 2003, we had a pre-tax net unrealized gain of $36.1 million compared to a net unrealized gain on fixed maturity investments of $38.5 million in 2002 and a net unrealized loss of $1.5 million in 2001. We recognized no other-than-temporary impairments in 2003, 2002, or 2001 (see discussion under Critical Accounting Policies).

OTHER INCOME

Other income in the year ended December 31, 2003, included $9.3 million resulting from a nonrecurring, nonoperational item from the settlement of litigation, interest income of $4.8 million relating to a favorable settlement with the Internal Revenue Service ("IRS"), and miscellaneous items of $0.7 million.

WRITE-OFF OF SOFTWARE

In the third quarter of 2002, we recorded a one-time pre-tax charge to write-off $37.2 million of previously capitalized software costs for abandoned portions of an advanced personal lines processing system.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within those statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements and are essential to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have discussed the assumptions most important in the estimation process. We have used the best information available to estimate the related items involved. Actual performance that differs from our estimates and future changes in the key assumptions could change future valuations and materially impact our financial condition and results of operations.

Management has discussed our critical accounting policies and estimates, together with any changes therein, with the Audit Committee of our Board of Directors.

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses ("LAE") include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be.
Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate, although we continue to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustment as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations. Changes in the estimates for these liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated liability for unpaid losses and loss adjustment expenses would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require a write-off to be recognized when an asset is abandoned or an asset group's carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. In the third quarter of 2002, we recorded a pre-tax charge to write-off $37.2 million of previously capitalized software costs for abandoned portions of an advanced personal lines processing system. As such, in 2002 we assessed the asset group that included the advanced personal lines processing system for impairment. However, an impairment was not triggered by the abandonment as we determined that the impairment recognition criterion had not been met. Future cash flows expected to be generated by the asset group exceeded their carrying amount. There have been no events or circumstances in 2003 that would require a reassessment of the asset group for impairment.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. Generally accepted accounting principles require deferred tax assets and liabilities ("DTAs" and "DTLs," respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses ("NOLs"), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter. A summary of the significant DTAs and DTLs relating to the Company's temporary differences and carryforwards is included in Note 5 of the Notes to Consolidated Financial Statements.

At December 31, 2003, our DTAs total $149.1 million, and our DTLs total $72.5 million. The net of those amounts, $76.6 million, represents the net deferred tax asset reported in the consolidated balance sheet.

We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is "more likely than not" (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar for dollar basis in the year in which any such recognition were to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Portions of our NOL carryforward are scheduled to expire beginning in 2009, as shown in the table below (amounts in millions):

 YEAR OF     NOL EXCLUDING    SRLY(1) NOL OF    CONSOLIDATED
EXPIRATION  21ST OF ARIZONA   21ST OF ARIZONA        NOL
-------------------------------------------------------------

   2009                $37.9              $  -          $37.9
   2011                    -               0.6            0.6
   2017                    -               2.0            2.0
   2018                    -               1.1            1.1
   2019                    -               1.5            1.5
   2020                 80.5               3.2           83.7
   2021                134.6               2.2          136.8
   2022                 37.3                 -           37.3
-------------------------------------------------------------
Totals                $290.3             $10.6         $300.9
-------------------------------------------------------------

Our core business has generated an underwriting profit for the past two years. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies, such as investing a higher proportion of our investment portfolio in taxable securities, in order to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of December 31, 2003. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might be required to reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.


------------
1 "SRLY" stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st of Arizona may be utilized against this portion of our NOL.

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, no reduction in DPAC is required.

The loss and LAE ratio used in the recoverability estimate is based primarily on the assumption that the future loss and LAE ratio will approximate that of the recent past. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin ("SAB") 59, Noncurrent Marketable Equity Securities, Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment of Certain Investments, EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and related guidance, which is evolving. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in 2003, 2002 or 2001.

The determination of whether a decline in market value is "other than temporary" is necessarily a matter of subjective judgment and the guidance is continually evolving. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income.

A summary by issuer of non-investment grade securities and unrated securities held at year-end follows:


AMOUNTS IN THOUSANDS
December 31,                                               2003    2002
------------------------------------------------------------------------
Non-investment grade securities (i.e., rated below BBB):
  Corning, Inc.                                           $    -  $  850
Unrated securities:
  Impact Community Capital LLC(1)                          2,023   2,023
  Impact C.I.L. Parent                                     2,444       -
------------------------------------------------------------------------
Total non-investment grade and unrated securities         $4,467  $2,873
------------------------------------------------------------------------

-----------
1 Impact Community Capital LLC, is a limited partnership that was established under California's COIN program (California Organized Investment Network), a voluntary association of California insurers providing funding for low cost housing projects.

The following table summarizes realized gains and losses for the past three years. Additional information has been provided with respect to how long securities sold at a loss in each year were in an unrealized loss position.

AMOUNTS IN THOUSANDS
Years Ended December 31,                                             2003        2002        2001
---------------------------------------------------------------------------------------------------
Realized (losses) on sales of securities:

Held for less than one year                                        $  (229)  $(322) (322)  $  (147)
---------------------------------------------------------------------------------------------------
Held one year or more
  In an unrealized loss position at December 31, 2002                 (148)            -       N/A
  In an unrealized loss position at December 31, 2001                    -           (83)      N/A
  In an unrealized loss position at December 31, 2000                    -             -         -
  In an unrealized loss position at December 31, 1999                    -          (196)     (372)
  In an unrealized loss position at December 31, 1998                    -        (1,567)     (141)
  In an unrealized loss position at December 31, 1997                    -             -      (216)

  In an unrealized gain position at December 31, 2002                   (5)            -       N/A
  In an unrealized gain position at December 31, 2001                    -           (15)      N/A
  In an unrealized gain position at December 31, 2000                    -             -      (235)
  In an unrealized gain position at December 31, 1999                    -             -         -
---------------------------------------------------------------------------------------------------
Total realized losses on sales of fixed maturity securities held
  one year or more(1)                                                 (153)       (1,861)     (964)
---------------------------------------------------------------------------------------------------

Total realized loss on sales of securities                            (382)       (2,183)   (1,111)
Total realized gain on sales of securities                          13,715        13,053     5,912
Realized gain (loss) on disposal of property and equipment            (156)         (479)      200
---------------------------------------------------------------------------------------------------
Total realized investment gains                                    $13,177   $    10,391   $ 5,001
---------------------------------------------------------------------------------------------------

The following table summarizes the fair values of fixed maturity securities sold at a loss or at a gain on the date of sale:

                                                         Fair Value of Fixed Maturity
AMOUNTS IN THOUSANDS                                      Securities Sold at a Loss
                                                         ----------------------------
Years Ended December 31,                                   2003      2002      2001
-------------------------------------------------------------------------------------
Fair value of securities sold at a loss on date of sale  $ 21,002  $111,144  $140,334
Fair value of securities sold at a gain on date of sale  $297,230  $470,043  $363,467

The following table summarizes securities held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of December 31:

                                                                  2003                               2002
-----------------------------------------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS,
EXCEPT NUMBER OF ISSUES                                                    UNREALIZED     #                     Unrealized
December 31,                                        # ISSUES  FAIR VALUE      LOSS      issues  Fair Value         Loss
-----------------------------------------------------------------------------------------------------------------------------

Fixed maturity securities with unrealized losses:
  Exceeding $0.1 million and for:
    Less than 6 months                                     4      $50,512         $680       3      $20,769           $1,601
    6-12 months                                            2        8,509          662       2        7,431              530
    More than 1 year                                       -            -            -       1          850              131
  Less than $0.1 million                                  83      179,166        2,074      16       44,590              405
-----------------------------------------------------------------------------------------------------------------------------
  Total(2)                                                89     $238,187       $3,416      22      $73,640           $2,667
-----------------------------------------------------------------------------------------------------------------------------


-----------
1    Amount represents less than 0.001% of total fixed maturity securities.
2 Fair value of fixed maturity securities with unrealized losses represents less than 20% of total fixed maturity securities.

A summary by contractual maturity of bonds in an unrealized loss position by year of maturity follows:


                                                   2003                  2002
                                          --------------------------------------------
AMOUNTS IN THOUSANDS                      AMORTIZED   CARRYING   AMORTIZED   CARRYING
December 31,                                 COST       VALUE       COST       VALUE
--------------------------------------------------------------------------------------

Bond Maturities
  Due in one year or less                 $    2,519  $   2,515  $        -  $       -
  Due after one year through five years       78,687     77,590       5,415      5,076
  Due after five years through ten years      47,026     45,975      30,099     28,280
  Due after ten years                        113,371    112,107      40,792     40,284
--------------------------------------------------------------------------------------
                                          $  241,603  $ 238,187  $   76,306  $  73,640
--------------------------------------------------------------------------------------

Stock-based compensation. Under the provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make pro forma disclosures, as if the fair value based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had we recognized for the fair value of stock-based awards is included in Notes 2 and 14 of the Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in the third quarter of 2003 did not have an impact on the Company's results of operation or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46"), and amended it in December 2003. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity ("VIE") if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation. We do not have any material VIEs that we need, or will need, to consolidate or disclose (see Note 2 of the Notes to Consolidated Financial Statements for additional discussion related to VIEs).

FORWARD-LOOKING STATEMENTS
This report contains statements that constitute forward-looking information. Investors are cautioned that these forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. You should not rely on forward-looking statements in this annual report on Form 10-K. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. You can usually identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential," or "continue" or with the negative of these terms or other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Forward-looking statements may address, among other things: discussions concerning our potential expectation, beliefs, estimates, forecasts, projections and assumptions:

-    Our strategy for growth;

-    Underwriting results;

-    Our expected combined ratio and growth of written premiums;

-    Product development;

-    Computer systems;

-    Regulatory approvals;

-    Market position;

-    Financial results;

-    Dividend policy; and

-    Reserves.

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as:

-    The effects of competition and competitors' pricing actions;

- Adverse underwriting and claims experience, including as a result of revived earthquake claims under SB 1899;

-    Customer service problems;

- The impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Woodland Hills, California;

- Information system problems, including failures to implement information technology projects on time and within budget;

-    Adverse developments in financial markets or interest rates;

- Results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases and product changes and adverse actions taken by state regulators in market conduct examinations; and

- Our ability to service the senior notes, including our ability to receive dividends and/or sufficient payments from our subsidiaries to service our obligations.

We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk we are exposed to other risks, including the credit risk related to our financial instruments and the underlying insurance risk related to our core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. The following table shows the financial statement carrying values of our financial instruments, which are reported at fair value. The estimated fair values at adjusted market rates/prices assumes a 100 basis point increase in market interest rates for the investment portfolio and a 100 basis point decrease in market interest rates for the debt. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of December 31, 2003.

                                                          Estimated Fair Value      Change in
                                                           at Adjusted Market      Value as a
AMOUNTS IN MILLIONS                            Carrying       Rates/Prices        Percentage of
December 31, 2003                                Value       Indicated Below     Carrying Value
------------------------------------------------------------------------------------------------
Fixed maturity investments available for sale  $ 1,219.7              $ 1,121.9            8.02%
Debt                                               149.7                  158.9            6.15%

Our cash flow from operations and short-term cash position generally is more than sufficient to meet our obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all of our financial assets and liabilities, we seek to maintain reasonable average durations, currently approximately 6 years, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. Financial instruments are not used for trading purposes.

The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the analysis.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 70 present fairly, in all material respects, the financial position of 21st Century Insurance Group and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the three years in the period ended December 31, 2003 listed in the index appearing under Item 15(a)(2) on page 70 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
February 10, 2004



21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,                                                                 2003         2002
-------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments available-for-sale, at fair value
  (amortized cost: $1,183,526 and $886,047)                              $1,219,676   $  924,581
Cash and cash equivalents                                                    64,065      105,897
-------------------------------------------------------------------------------------------------
Total investments and cash                                                1,283,741    1,030,478
Accrued investment income                                                    14,746       13,230
Premiums receivable                                                         104,638       91,029
Reinsurance receivables and recoverables                                     12,135       28,105
Prepaid reinsurance premiums                                                  1,719        1,893
Deferred income taxes                                                        76,611       88,939
Deferred policy acquisition costs                                            53,079       46,190
Leased property under capital lease, net of deferred gain of
  $4,698 and $6,280 and net of accumulated amortization of
   $12,397 and $0                                                            42,534       53,720
Property and equipment, at cost less accumulated depreciation of
  $60,070 and $52,125                                                       101,237       87,274
Other assets                                                                 46,747       29,179
-------------------------------------------------------------------------------------------------
Total assets                                                             $1,737,187   $1,470,037
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                               $  438,323   $  384,009
Unearned premiums                                                           312,254      266,477
Debt                                                                        149,686       60,000
Claims and other outstanding checks payable                                  44,757       39,304
Reinsurance payable                                                           1,761        4,952
Other liabilities                                                            89,716       59,687
-------------------------------------------------------------------------------------------------
Total liabilities                                                         1,036,497      814,429
-------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.001 per share in 2003, no par value in
  2002; 110,000,000 shares authorized; shares issued & outstanding
  85,435,505 and 85,431,505                                                      85      418,984
Additional paid-in capital                                                  419,245            -
Retained earnings                                                           259,808      213,067
Accumulated other comprehensive income (loss):
  Unrealized gains on available-for-sale investments, net of
   deferred income tax expense of $12,653 and of $13,487                     23,497       25,047
  Minimum pension liability in excess of unamortized prior
   service cost, net of deferred income tax benefit of $1,047 and $802       (1,945)      (1,490)
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  700,690      655,608
-------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                               $1,737,187   $1,470,037
-------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,                             2003          2002          2001
-----------------------------------------------------------------------------------------
REVENUES
  Net premiums earned                             $ 1,172,677  $   924,559   $   864,145
  Net investment income                                45,833       46,345        45,930
  Net realized investment gains                        13,177       10,391         5,001
  Other income                                         14,777            -          (998)
-----------------------------------------------------------------------------------------
    Total revenues                                  1,246,464      981,295       914,078
-----------------------------------------------------------------------------------------
LOSSES AND EXPENSES
  Net losses and loss adjustment expenses             962,311      826,657       836,236
  Policy acquisition costs                            202,189      123,642       102,558
  Other operating expenses                              7,346       19,645        27,359
  Write-off of software                                     -       37,177             -
  Interest and fees expense                             3,471            -             -
-----------------------------------------------------------------------------------------
    Total losses and expenses                       1,175,317    1,007,121       966,153
-----------------------------------------------------------------------------------------
Income (loss) before provision for income taxes        71,147      (25,826)      (52,075)
Provision for income taxes                             17,572      (13,570)      (24,507)
-----------------------------------------------------------------------------------------
Net income (loss)                                 $    53,575  $   (12,256)  $   (27,568)
-----------------------------------------------------------------------------------------


EARNINGS (LOSS) PER COMMON SHARE
  Basic and diluted                               $      0.63  $     (0.14)  $     (0.32)
-----------------------------------------------------------------------------------------
  Weighted average shares outstanding - basic      85,432,838   85,414,076    85,340,461
-----------------------------------------------------------------------------------------
  Weighted average shares outstanding - diluted    85,637,672   85,414,076    85,340,461
-----------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.


21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


AMOUNTS IN THOUSANDS,                         Common Stock
                                  ----------------------------------
EXCEPT SHARE DATA                               No par    $0.001 par                                 Accumulated
                                                value       value     Additional                        Other
                                  ----------------------------------    Paid in      Retained       Comprehensive
                                    Shares      Amount      Amount      Capital      Earnings       Income (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2001         85,145,817  $ 415,064   $        -  $         -  $  303,714      $      1,783      $720,561
Comprehensive loss                                                                    (27,568)(1)        (8,103)(2)   (35,671)
Cash dividends declared on
  common stock ($0.32 per share)                                                      (27,310)                        (27,310)
Other                                216,031      1,927                                  (201)                          1,726
------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001       85,361,848    416,991            -            -     248,635            (6,320)      659,306
Comprehensive (loss) income                                                           (12,256)(1)        29,877 (2)    17,621
Cash dividends declared on
  common stock ($0.26 per share)                                                      (22,210)                        (22,210)
Other                                 69,657      1,993                                (1,102)                            891
------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002       85,431,505    418,984            -            -     213,067            23,557       655,608
Comprehensive income (loss)                                                            53,575 (1)        (2,005)(2)    51,570
Cash dividends declared on
  common stock ($0.08 per share)                                                       (6,834)                         (6,834)
Other                                  4,000        346                                                                   346
Effects of reincorporation                     (419,330)          85      419,245                                           -
------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003       85,435,505  $       -   $       85  $   419,245  $  259,808      $     21,552   $   700,690
------------------------------------------------------------------------------------------------------------------------------

(1) Net (loss) income  for the year.

(2) Net change in accumulated other comprehensive income (loss) for 2003, 2002 and 2001 is as follows:

Years Ended December 31,                                                                     2003     2002      2001
----------------------------------------------------------------------------------------------------------------------

Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of
  $3,833, $17,811 and $(152), respectively                                                 $ 7,116   $33,078  $  (282)
Less reclassification adjustment for investment gains included in net income, net of tax
  expense of $4,667, $3,805 and $1,784, respectively                                         8,666     7,065    3,314
Minimum pension liability in excess of unamortized prior service cost, net of deferred
  income tax expense (benefit) of $245, $(2,081), and $2,427, respectively                    (455)    3,864   (4,507)
----------------------------------------------------------------------------------------------------------------------
Total                                                                                      $(2,005)  $29,877  $(8,103)
----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS


AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,                                    2003        2002        2001
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $  53,575   $ (12,256)  $ (27,568)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                             23,962      20,341      21,031
  Write-off of software                                          -      37,177           -
  Amortization of restricted stock grants                      346         506         695
  Provision (benefit) for deferred income taxes             13,406      (5,370)    (19,418)
  Realized gains on sale of investments                    (13,177)    (10,391)     (5,001)
Changes in assets and liabilities:
    Reinsurance balances                                    12,953      17,542      11,797
    Federal income taxes                                    (2,825)      4,670       5,759
    Other assets                                           (25,562)    (38,068)     (5,264)
    Unpaid losses and loss adjustment expenses              54,314      34,720      50,854
    Unearned premiums                                       45,777      30,004         (46)
    Claims and other outstanding checks payable              5,453       3,198         123
    Other liabilities                                       19,293      (5,781)     19,572
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                  187,515      76,292      52,534
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Fixed maturities available-for-sale
  Purchases                                               (641,433)   (625,690)   (461,578)
  Calls or maturities                                       38,592      41,850      15,783
  Sales                                                    314,648     564,398     502,254
Net purchases of property and equipment                    (23,355)    (19,140)    (61,247)
-------------------------------------------------------------------------------------------
Net cash used in investing activities                     (311,548)    (38,582)     (4,788)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of debt                              99,871      60,000           -
Repayment of debt                                          (10,185)          -           -
Payment of debt issuance costs                                (650)          -           -
Dividends paid (per share: $0.08; $0.26; and $0.32)         (6,835)    (22,210)    (27,310)
Proceeds from the exercise of stock options                      -       1,488       1,233
-------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         82,201      39,278     (26,077)
-------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents       (41,832)     76,988      21,669

Cash and cash equivalents, beginning of year               105,897      28,909       7,240
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $  64,065   $ 105,897   $  28,909
-------------------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION
  Income taxes paid (refunded)                           $       -   $ (12,920)  $ (11,435)
  Interest paid                                              2,975           -           -


See accompanying Notes to Consolidated Financial Statements.

                          21ST CENTURY INSURANCE GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1.  DESCRIPTION OF BUSINESS
--------------------------------

21st Century Insurance Group is an insurance holding company founded in 1958, which until recently was incorporated in California. Effective December 4, 2003, the Company was incorporated under the laws of the State of Delaware. The term "Company," unless the context requires otherwise, refers to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly owned: 21st Century Insurance Company, 21st Century Casualty Company, 21st Century Insurance Company of Arizona(1) ("21st of Arizona"), 20th Century Insurance Services, Inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

The common stock of the Company is traded on the New York Stock Exchange under the trading symbol "TW." Through several of its subsidiaries, American International Group, Inc. ("AIG") currently owns approximately 63% of the Company's outstanding common stock.

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

On October 16, 2003, the board of directors voted to change 21st Century Insurance Group's state of incorporation from California to Delaware. There was no change in the location of Company operations, location of employees, or in the way the Company does business. The reincorporation was accomplished through the merger of the 21st Century Insurance Group with and into a newly formed and wholly-owned Delaware subsidiary. Shareholders holding a majority of the voting power approved the reincorporation by written consent on October 17, 2003. The reincorporation became effective December 4, 2003.

21ST CENTURY INSURANCE COMPANY OF ARIZONA
Prior to 2002, 21st of Arizona was a joint venture between the Company and AIG. On January 1, 2002, the Company acquired AIG's 51% interest in 21st of Arizona for $4.4 million. The Company's equity in the net loss of this venture amounted to $1.0 million in 2001, and is included in other income in the Consolidated Statements of Operations (see Note 19 of the Notes to Consolidated Financial Statements).


------------
1 21st of Arizona was incorporated in Arizona in 1995 as a joint venture owned 49% by the Company and 51% by AIG; the Company acquired AIG's interest on January 1, 2002.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

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

Impairment losses for declines in value of fixed maturity investments below cost are recognized when attributable to issuer-specific events based upon all relevant facts and circumstances in accordance with Staff Accounting Bulletin ("SAB") 59, Noncurrent Marketable Equity Securities, Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment of Certain Investments, EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and related guidance, which is evolving. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other than temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between cost or amortized cost and fair value. No such charges were recorded in 2003, 2002 or 2001.

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

DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs will be fully recoverable and, accordingly, no reduction in DPAC has been recognized.

LEASED PROPERTY UNDER CAPITAL LEASE
Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful lives of the property, which range from 3 to 10 years. The related lease obligation, which is included in debt, is disclosed on the balance sheet.

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: furniture and leasehold improvements - 7 years; equipment - 3 to 5 years; automobiles - 5 years; software currently in service - 3 to 10 years.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

Management assesses the Company's property and equipment, including software development projects in progress, for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assessment of impairment involves a two-step process prescribed in SFAS No. 144, whereby an initial assessment for potential impairment is performed, by comparing the carrying value and cost to complete, if any, to estimates of future undiscounted cash flows from operations at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. If future undiscounted cash flows are insufficient, an impairment write down is recorded for the difference between the carrying value and estimated fair value of the asset group.

LOSSES AND LOSS ADJUSTMENT EXPENSES
The estimated liabilities for losses and loss adjustment expenses ("LAE") include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that the aggregate reserves are adequate and represent our best estimate based on the information currently available. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated as applicable, and any adjustments resulting therefrom are reflected in current operations.

A necessarily more subjective process is used to estimate earthquake losses arising out of California Senate Bill 1899 ("SB 1899") because most of the remaining earthquake claims are in litigation. See Note 16 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in establishing those liabilities.

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

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the differences are expected to be recovered or settled. The Company reviews its deferred tax assets and liabilities for recoverability.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

STOCK-BASED COMPENSATION
SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options.

In addition to stock options, we also grant restricted stock awards to certain officers and employees. Upon issuance of grants under the plan, unearned compensation equivalent to the market value on the date of grant is charged to paid-in capital and subsequently amortized over the vesting period of the grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. We record forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and, therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

Had compensation cost for our plans been determined based on the estimated fair value at the grant dates of options consistent with the method defined in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (amounts in thousands, except per share data):



Years Ended December 31,                                    2003      2002       2001
----------------------------------------------------------------------------------------

NET INCOME (LOSS), AS REPORTED                            $53,575   $(12,256)  $(27,568)
  Add: Stock-based employee compensation expense              346        329        243
  included in reported net income (loss), net of related
  tax effects

  Deduct: Total stock-based employee compensation          (6,812)    (5,637)    (3,413)
  expense determined under fair value based method
  for all awards, net of related tax effects
                                                          ------------------------------
NET INCOME (LOSS), PRO FORMA                              $47,109   $(17,564)  $(30,738)
                                                          ==============================
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  As reported                                             $  0.63   $  (0.14)  $  (0.32)
  Pro forma                                               $  0.55   $  (0.21)  $  (0.36)

EARNINGS PER SHARE ("EPS")
Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in the earnings of the Company.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in the third quarter of 2003 did not have an impact on the Company's results of operation or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46"), and amended it in December 2003. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity ("VIE") if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation.

On August 29, 2003, the Company funded a revolving loan agreement with Impact C.I.L., LLC ("Impact C.I.L."), a VIE. At present the Company has contributed $2.4 million to be used to purchase mortgage loans in economically disadvantaged areas. The Company is not the primary beneficiary of the VIE and participates at an 11.11% level in the entity's funding activities. Potential losses are limited to the amount invested as well as associated operating fees.

The Company's maximum commitment is for up to 11.11% ($24 million) of $216 million of participation. The mortgages purchased with these funds may be securitized. Otherwise, the loan will be liquidated in 10 years from the initial date of the agreement.

Impact C.I.L. is a subsidiary of Impact Community Capital, LLC ("Impact"), whose charter is to provide real estate loans in economically disadvantaged areas. At present, the Company has a $2.0 million note receivable from Impact in addition to the $2.4 million investment noted above. The Company has voting rights and ownership of Impact in proportion to its investment (approximately 10%).

The Company does not have any material VIEs that it needs, or will need, to consolidate or disclose.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------------
For each of the three years in the period ended December 31, 2003, the numerator for the calculation of both basic and diluted earnings (loss) per common share is equal to net income (loss) reported for that year. The denominator for the computation of basic earnings (loss) per share was 85,432,838 shares, 85,414,076 shares and 85,340,461 shares for 2003, 2002 and 2001, respectively. The denominator for diluted earnings (loss) per share was 85,637,672 shares, 85,414,076 shares and 85,340,461 shares for 2003, 2002 and 2001, respectively.
The difference between basic and diluted earnings (loss) per share denominators is due to dilutive stock options.

Options to purchase an aggregate of 5,121,446 shares, 5,010,411 shares and 3,122,081 shares of common stock were considered anti-dilutive during 2003, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock for each respective period. These options expire through June 2013 (see Note 14 of the Notes to Consolidated Financial Statements).

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 4.  INVESTMENTS
--------------------

A summary of net investment income follows:

Years Ended December 31,                                       2003      2002      2001
-----------------------------------------------------------------------------------------
Interest on fixed maturities                                 $45,668   $45,777   $44,722
Interest on cash equivalents                                     857       922     1,602
Investment expense                                              (692)     (354)     (394)
-----------------------------------------------------------------------------------------
Net investment income                                        $45,833   $46,345   $45,930
-----------------------------------------------------------------------------------------

A summary of realized investment gains (losses) follows:

Years Ended December 31,                                        2003      2002      2001
-----------------------------------------------------------------------------------------
Realized losses on sales of fixed maturity securities        $  (382)  $(2,183)  $(1,111)
Realized gains on sales of fixed maturity securities          13,715    13,053     5,912
Realized (loss) gain on disposal of property and equipment      (156)     (479)      200
-----------------------------------------------------------------------------------------
Total realized investment gains (losses)                     $13,177   $10,391   $ 5,001
-----------------------------------------------------------------------------------------

A summary of fixed maturity investments follows:

                                                                 Gross        Gross
                                                  Amortized   Unrealized    Unrealized      Fair
                                                     Cost        Gains        Losses       Value
---------------------------------------------------------------------------------------------------

DECEMBER 31, 2003
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies            $  192,936  $     2,312  $      (970)  $  194,278
Obligations of states and political subdivisions     834,058       32,679       (1,392)     865,345
Corporate securities                                 156,532        4,575       (1,054)     160,053
---------------------------------------------------------------------------------------------------
  Total fixed maturity investments                $1,183,526  $    39,566  $    (3,416)  $1,219,676
---------------------------------------------------------------------------------------------------
December 31, 2002
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies            $   95,268  $     4,764  $         -   $  100,032
Obligations of states and political subdivisions     548,919       26,053         (207)     574,765
Corporate securities                                 241,860       10,384       (2,460)     249,784
---------------------------------------------------------------------------------------------------
Total fixed maturity investments                  $  886,047  $    41,201  $    (2,667)  $  924,581
---------------------------------------------------------------------------------------------------

The Company has no non-interest bearing investments, non-accrued investment income or any individual securities in excess of 10% of equity. Fixed maturities available-for-sale at December 31, 2003, are summarized by contractual maturity year as follows:

                       Amortized      Fair
                          Cost       Value
---------------------------------------------

Fixed maturities due:
2004                   $   21,277  $   22,471
2005-2008                 267,883     276,094
2009-2013                 807,898     832,050
2014 and thereafter        86,468      89,061
---------------------------------------------
Total                  $1,183,526  $1,219,676
---------------------------------------------

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the Company's gross unrealized losses and estimated fair values on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.


                                                    Less than 12 Months        12 Months or More               Total
                                                  ----------------------------------------------------------------------------
                                                               Unrealized                Unrealized                Unrealized
December 31, 2003                                 Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies            $   103,816  $       970  $         -  $         -  $   103,816  $       970
Obligations of states and political
  subdivisions                                         90,425        1,352        2,118           40       92,543        1,392
Corporate securities                                   41,828        1,054            -            -       41,828        1,054
------------------------------------------------------------------------------------------------------------------------------
  Total fixed maturity investments                $   236,069  $     3,376  $     2,118  $        40  $   238,187  $     3,416
------------------------------------------------------------------------------------------------------------------------------

The Company held 89 investment positions with unrealized losses as of December 31, 2003. As all of these investments are investment grade, none of the unrealized losses are considered to be credit related. In addition, at December 31, 2003, the Company had two investments that were in an unrealized loss position for 12 months or more.

Cash and securities with carrying values of $6.7 million and $6.8 million as of December 31, 2003 and 2002 were on deposit with state regulatory authorities in accordance with the related statutory insurance requirements.

NOTE 5.  INCOME TAXES
-----------------------------
Income tax expense (benefit) consists of:

Years Ended December 31,         2003      2002       2001
-------------------------------------------------------------

Current tax expense (benefit)   $ 4,166  $ (8,200)  $ (5,089)
Deferred tax expense (benefit)   13,406    (5,370)   (19,418)
-------------------------------------------------------------
                                $17,572  $(13,570)  $(24,507)
-------------------------------------------------------------

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax expense (benefit) follows:

Years Ended December 31,                                   2003      2002       2001
---------------------------------------------------------------------------------------

Federal income tax expense (benefit) at statutory rate   $24,902   $ (9,039)  $(18,227)
Tax-exempt income, net                                    (8,581)    (9,377)   (11,067)
State and local taxes, net of federal benefit                560      5,151      4,706
Research and experimentation tax credit                     (374)    (1,040)         -
Nondeductible political contributions                        135        766         81
Effect on prior years of settlement of tax dispute           949          -          -
Other - net                                                  (19)       (31)         -
---------------------------------------------------------------------------------------
Income tax expense (benefit)                             $17,572   $(13,570)  $(24,507)
---------------------------------------------------------------------------------------

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

There were no income tax payments required for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, the Company's federal income tax refund receivable was $9.6 million.

The Company's net deferred tax asset is comprised of:

December 31,                                    2003      2002
----------------------------------------------------------------

Deferred tax assets:
  Net operating loss carryforward             $105,317  $128,581
  Alternative minimum tax credit                10,717     9,451
  Unearned premiums                             22,377    19,156
  Unpaid losses and loss adjustment expenses     8,107     6,793
  Other                                          2,621         -
----------------------------------------------------------------
                                               149,139   163,981
----------------------------------------------------------------

Deferred tax liabilities:
  EDP software development costs                40,729    36,262
  Deferred policy acquisition costs             18,578    16,166
  Unrealized investment gains                   11,605    12,685
  Employee benefits                              1,616     1,276
  Other                                              -     8,653
----------------------------------------------------------------
                                                72,528    75,042
----------------------------------------------------------------
Net deferred tax asset                        $ 76,611  $ 88,939
----------------------------------------------------------------

During 2002, the Company had a tax net operating loss of approximately $37.0 million. As of December 31, 2003, the Company has a tax net operating loss carryforward of approximately $300.9 million for regular tax purposes of which approximately $37.9 million expires in the year 2009 and $263.0 million expires on or after 2011; and an alternative minimum tax credit carryforward of $10.7 million. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

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

NOTE 6. DEFERRED POLICY ACQUISITION COSTS
-----------------------------------------

Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations (policy acquisition costs are amortized over the 6-month policy period):

Years Ended December 31,                                 2003        2002        2001
----------------------------------------------------------------------------------------
Deferred policy acquisition costs, beginning of year  $  46,190   $  30,631   $  25,228
Acquisition costs deferred                              209,078     139,201     107,961
Acquisition costs amortized and charged to income
  during the year                                      (202,189)   (123,642)   (102,558)
----------------------------------------------------------------------------------------
Deferred policy acquisition costs, end of year        $  53,079   $  46,190   $  30,631
----------------------------------------------------------------------------------------

Total advertising costs included in acquisition costs deferred during 2003, 2002 and 2001 were $53.9 million, $43.3 million and $16.9 million, respectively.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 7.  PROPERTY AND EQUIPMENT
-------------------------------

A summary of property and equipment follows:

December 31,                                                     2003       2002
-----------------------------------------------------------------------------------
Furniture and equipment                                        $ 37,666   $ 34,936
Automobiles                                                       1,505      2,855
Leasehold improvements                                           11,890      9,716
Software currently in service                                    34,136     25,144
Software development projects in progress                        76,110     66,748
-----------------------------------------------------------------------------------
Subtotal                                                        161,307    139,399
Less accumulated depreciation, including $19,057 and $14,927
  for software currently in service                             (60,070)   (52,125)
-----------------------------------------------------------------------------------
                                                               $101,237   $ 87,274
-----------------------------------------------------------------------------------

Depreciation expense on software currently in service was $4.2 million, $9.6 million and $10.4 million in 2003, 2002 and 2001, respectively. In the third quarter of 2002, we recorded a one-time pre-tax charge to write-off $37.2 million of previously capitalized software costs for abandoned portions of an advanced personal lines processing system. Substantially all software development projects in progress, which primarily relate to the advanced personal lines processing system, are expected to be completed by 2005.

NOTE 8.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------

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

Accounting principles require insurers to record estimates for loss and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires the Company to estimate both the number of accidents that may have occurred (called "frequency") and the ultimate amount of loss and LAE (called "severity") related to each accident. The Company employs actuaries who are professionally trained and certified in the process of establishing estimates for frequency and severity. From time to time, external actuarial experts are engaged from consulting firms to review the work of the Company's actuaries.

Management believes that the Company's reserves are adequate. However, because reserve estimates are necessarily subject to the outcome of future events, changes in estimates are unavoidable in the property and casualty insurance business. These changes sometimes are referred to as "loss development" or "reserve development."

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The following analysis provides a reconciliation of the activity in the reserve for unpaid losses and loss adjustment expenses:

Years Ended December 31,                              2003       2002       2001
-----------------------------------------------------------------------------------
At beginning of year:
  Reserve for losses and LAE, gross of reinsurance  $384,009   $349,290   $298,436
  Reinsurance recoverable                            (20,351)   (23,512)   (31,483)
  Acquisition of 21st of Arizona                           -      6,749          -
-----------------------------------------------------------------------------------
  Reserve for losses and LAE, net of reinsurance     363,658    332,527    266,953
-----------------------------------------------------------------------------------
  Losses and LAE incurred, net of reinsurance:
    Current year                                     911,104    754,299    718,229
    Prior years                                       51,207     72,358    118,007
-----------------------------------------------------------------------------------
  Total                                              962,311    826,657    836,236
-----------------------------------------------------------------------------------
  Losses and LAE paid, net of reinsurance:
    Current year                                     590,678    513,738    506,294
    Prior years                                      305,932    281,788    271,117
-----------------------------------------------------------------------------------
  Total                                              896,610    795,526    777,411
-----------------------------------------------------------------------------------
At end of year:
  Reserve for losses and LAE, net of reinsurance     429,359    363,658    325,778
  Reinsurance recoverable                              8,964     20,351     23,512
-----------------------------------------------------------------------------------
  Reserve for losses and LAE, gross of reinsurance  $438,323   $384,009   $349,290
-----------------------------------------------------------------------------------

The provision for losses and LAE recorded in 2003, 2002 and 2001 for insured events of prior years primarily resulted from the Company's recognition of earthquake losses under SB 1899, as discussed in Note 16 of the Notes to Consolidated Financial Statements, and from adverse development in personal auto loss severity.

For the personal auto lines, the Company's actuaries prepare a monthly evaluation of loss and LAE indications by accident year, and the Company assesses whether there is a need to adjust reserve estimates pertaining to previous accounting periods. Our actuaries evaluate the homeowners reserve requirement on a quarterly basis, while personnel in our legal and claims areas prepare monthly evaluations of the earthquake reserves. As claims are reported and settled and as other new information becomes available, changes in estimates are made and are included in earnings of the period of the change.

The increases in prior accident year estimates recorded in each of the past three years, net of applicable reinsurance, are summarized below:


Years ended December 31,      2003     2002      2001
-------------------------------------------------------
Personal auto                $11,159  $16,200  $ 45,742
Homeowner and Earthquake(1)   40,048   56,158    72,265
                             $51,207  $72,358  $118,007

-----------
1 The Company no longer has any California homeowners policies in force. The Company ceased writing earthquake coverage in 1994, but has remaining loss reserves from the 1994 Northridge Earthquake that are subject to upward development.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The following table shows unpaid losses and LAE on a gross and net basis:

                                   2003               2002
                            ------------------  ------------------
December 31,                 GROSS      NET      Gross      Net
------------------------------------------------------------------

Unpaid Losses and LAE
  Personal auto lines       $419,913  $413,348  $333,113  $320,032
  Homeowner and earthquake    18,410    16,011    50,896    43,626
------------------------------------------------------------------
Total                       $438,323  $429,359  $384,009  $363,658
------------------------------------------------------------------

The $86.8 million increase in the gross auto reserves for the year ended December 31, 2003, is comprised of growth in reserves attributable to the higher number of insured automobiles of approximately $57.9 million, approximately $17.7 million relating to the effects of higher average loss costs and approximately $11.2 million for strengthening of prior accident year reserves.

NOTE 9.  DEBT
-------------

Debt at December 31 consisted of:

                                                                2003     2002
-------------------------------------------------------------------------------
Senior Notes (5.9%; maturing in 2013)                         $ 99,872  $     -
Obligation under capital lease (5.7%; maturing through 2008)    49,814   60,000
-------------------------------------------------------------------------------
  Total debt                                                  $149,686  $60,000
-------------------------------------------------------------------------------

In December 2003, the Company completed a private offering of $100 million principal amount of 5.9 percent Senior Notes due in December 2013 at a discount of $0.8 million. The effective interest rate on the Senior Notes, when all offering costs are taken into account and amortized over the term of the Senior Notes, is approximately 6 percent per annum. Of the $99.2 million in net proceeds from the Senior Notes, $85 million was used to increase the statutory surplus of 21st Century Insurance Company, a wholly-owned subsidiary of the Company, and the balance was retained by the holding company.

The Senior Notes are redeemable at the Company's option, at any time in whole, or from time to time in part, prior to maturity at a redemption price equal to the greater of (A) 100% of the principal amount of the notes and (B) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued through the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 25 basis points (plus in each case, accrued interest thereon to the date of redemption).

Under a registration rights agreement executed in connection with the offering, the Company has agreed to, among other things: (i) file a registration statement on or before April 7, 2004 enabling holders to exchange the notes for publicly registered notes; (ii) use reasonable best efforts to cause the registration statement relating to the exchange offer to become or be declared effective on or before June 6, 2004; (iii) use reasonable best efforts to consummate the exchange offer within 45 days after the effective date of the registration statement. In the event such registration statement does not become effective by June 6, 2004, the interest rate on the Senior Notes will increase by 0.25%.

Interest on the Senior Notes and capital lease obligation is payable semiannually and monthly, respectively. The first interest payment on the Senior Notes of approximately $3.0 million will be paid on June 15, 2004, of which $0.4 million was accrued at December 31, 2003. The capital lease obligation called for an interest-only payment on February 14, 2003, of $0.3 million and, commencing

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

at the same date, 59 monthly payments of approximately $1.2 million with a bargain purchase option at the end of the term.

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The transaction is accounted for as a capital lease under SFAS No. 13, Accounting for Leases, as amended by SFAS No. 28, Accounting for Sales with Leasebacks. The lease includes a covenant that if AIG ceases to have a majority interest in the Company, or if statutory surplus falls below $300.0 million, or if the net premiums written to surplus ratio is greater than 3.8:1, or if claims paying ratings fall below BBB+ (as rated by Standard & Poor's), Baa1 (as rated by Moody's) or B++ (as rated by A.M. Best) the Company will either deliver a letter of credit to the lessor or pay the lessor the then outstanding balance, including a prepayment penalty of up to 3%. The lessor has been granted a security interest in the property and equipment subject to the sale-leaseback. See Note 12 of the Notes to Consolidated Financial Statements for the related contractual commitment schedule.

Depreciation expense for leased property under capital lease for 2003 was $12.4 million. There was no depreciation expense on leased property under capital lease for 2002.

NOTE 10.  REINSURANCE
---------------------
Effective January 1, 2003, the 90% quota share reinsurance treaty covering the Company's Personal Umbrella Policies ("PUP") was amended so that the reinsurers are as follows: The TOA Reinsurance Company of America - 25%, Swiss RE Underwriters - 45%, Hannover Ruckversicherungs - 20%.

In the third quarter of 2002, the Company entered into a catastrophe reinsurance agreement on its auto lines with AIG subsidiaries, Folksamerica Reinsurance Company and Transatlantic Reinsurance Company (a majority owned AIG subsidiary), which reinsures any covered events up to $30.0 million in excess of $15.0 million ($45.0 million in excess of $20.0 million effective January 1, 2004).

Effective September 1, 2002, the Company entered into an agreement to cancel future cessions under its quota share reinsurance treaty with AIG subsidiaries resulting in a pre-tax charge of $0.9 million. The treaty would have ceded 4% of premiums to AIG subsidiaries in the remainder of 2002 and 2% in 2003.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The following summarizes the approximate percentage of business retained and ceded under various reinsurance programs with AIG subsidiaries and unrelated insurers. Most programs provide for ceding commissions that approximate the Company's direct policy acquisition costs and other operating expenses.

                                            Contracts Incepting During
                                           ----------------------------
                                             2003      2002      2001
-----------------------------------------------------------------------

AUTO POLICIES
  Retained                                     100%       97%       94%
  Ceded                                          -         3%        6%
  Catastrophe cover excess $15 million     $30,000   $30,000         -
HOMEOWNER POLICIES(1)
  Retained                                       -         -        94%
  Ceded                                        100%      100%        6%
  Catastrophe cover excess $10 million(2)        -         -   $75,000
PUP POLICIES
  Retained                                      10%       10%       16%
  Ceded                                         90%       90%       84%

Reinsurance coverages related to historical earthquake losses have been exhausted.

The effect of reinsurance on premiums written and earned is as follows:

                                    2003                    2002                  2001
----------------------------------------------------------------------------------------------
Years Ended December 31,    WRITTEN      EARNED      Written    Earned     Written    Earned
----------------------------------------------------------------------------------------------
Gross                     $1,223,484   $1,177,705   $998,248   $971,059   $929,315   $929,361
Ceded                         (4,854)      (5,028)   (32,949)   (46,500)   (60,360)   (65,216)
----------------------------------------------------------------------------------------------
Net                       $1,218,630   $1,172,677   $965,299   $924,559   $868,955   $864,145
----------------------------------------------------------------------------------------------

Gross losses and loss adjustment expenses have been reduced by reinsurance ceded as follows:

Years Ended December 31,                              2003       2002       2001
-----------------------------------------------------------------------------------
Gross losses and loss adjustment expenses incurred  $966,512   $870,402   $893,139
Ceded losses and loss adjustment expenses incurred    (4,201)   (43,745)   (56,903)
-----------------------------------------------------------------------------------
Net losses and loss adjustment expenses incurred    $962,311   $826,657   $836,236
-----------------------------------------------------------------------------------

At December 31, 2003 and 2002, the Company's reinsurance recoverables, net of payables, from AIG subsidiaries were $5.8 million and $18.4 million, respectively. The Company ceded $0.9 million, $29.1 million, and $60.3 million in net premiums earned to AIG subsidiaries in 2003, 2002 and 2001, respectively. Losses and loss adjustment expenses incurred of $1.6 million, $28.4 million and $55.6 million were ceded to AIG subsidiaries in 2003, 2002 and 2001, respectively.


------------
1    The Company's homeowner policies did not include any earthquake coverage.
2 This catastrophe coverage provided protection from the potential for fire following an earthquake and other catastrophes.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 11.  EMPLOYEE BENEFIT PLANS
--------------------------------

The Company sponsors a contributory savings and security plan for eligible employees. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee up to the maximum allowable under IRS regulations. Contributions charged against operations were $4.4 million, $4.2 million and $4.0 million in 2003, 2002 and 2001, respectively. The plan offers a variety of investment types among which employees exercise complete discretion as to choice and investment duration, including any amounts the employee elects to invest in Company common stock.

The Company has both funded and unfunded non-contributory defined benefit pension plans, which together cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded nonqualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. For other eligible employees, the pension benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. In 2003 and 2002, the Company made additional contributions to fully fund the accumulated benefit obligation of its qualified plan.

Other information regarding the Company's defined benefit pension plans follows:

Years Ended December 31,                               2003       2002
-------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year            $ 78,684   $ 68,943
  Service cost                                          4,607      3,788
  Interest cost                                         5,627      5,008
  Plan amendments                                          85        553
  Actuarial loss                                       14,161      2,523
  Benefits paid                                        (2,230)    (2,131)
-------------------------------------------------------------------------
Benefit obligation at end of year                    $100,934   $ 78,684
-------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year     $ 58,276   $ 45,544
  Actual return on plan assets net of expenses         14,053     (6,661)
  Employer contributions                                7,000     21,524
  Benefits paid                                        (2,230)    (2,131)
-------------------------------------------------------------------------
Fair value of plan assets at end of year             $ 77,099   $ 58,276
-------------------------------------------------------------------------
Reconciliation of funded status:
  Funded status                                      $(23,835)  $(20,408)
  Unrecognized net loss                                36,026     33,074
  Unrecognized prior service cost                         788        807
-------------------------------------------------------------------------
Net pension asset recognized at year end             $ 12,979   $ 13,473
-------------------------------------------------------------------------
Amounts recognized in the balance sheet consist of:
  Prepaid pension cost - qualified plan              $ 19,849   $ 18,449
  Accrued benefit liability - nonqualified plan        (6,870)    (4,976)
  Additional minimum liability - nonqualified plan     (3,742)    (3,058)
  Intangible asset                                        750        766
  Accumulated other comprehensive income, pre-tax       2,992      2,292
-------------------------------------------------------------------------
Net pension asset recognized at year end             $ 12,979   $ 13,473
-------------------------------------------------------------------------

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The accumulated benefit obligation for all defined benefit pension plans was $83,433 and $63,422 at December 31, 2003 and 2002, respectively.

Information for the unfunded supplemental executive retirement plan, which has an accumulated benefit obligation in excess of plan assets, is as follows:

Years Ended December 31,           2003     2002
--------------------------------------------------
  Projected benefit obligation    $16,552  $11,967
  Accumulated benefit obligation   11,586    9,907
  Fair value of plan assets           974    1,873
--------------------------------------------------

Net pension costs for all plans were comprised of the following:

Years Ended December 31,                              2003      2002      2001
--------------------------------------------------------------------------------
Service cost                                        $ 4,607   $ 3,788   $ 3,509
Interest cost                                         5,627     5,008     4,554
Expected return on plan assets                       (4,857)   (4,193)   (3,737)
Amortization of unrecognized transition obligation        -       181       181
Amortization of prior service cost                      105       105       233
Amortization of net loss                              2,012     1,012       394
--------------------------------------------------------------------------------
                                                    $ 7,494   $ 5,901   $ 5,134
--------------------------------------------------------------------------------

ADDITIONAL INFORMATION
The increase (decrease) in minimum liability included in other comprehensive income for the years ended December 31, 2003 and 2002 was $0.7 million and $(6.3) million, respectively.

ASSUMPTIONS

 December 31,                                       2003   2002
----------------------------------------------------------------
Weighted-average assumptions used to determine the
benefit obligations:
  Discount rate                                     6.10%  6.75%
  Rate of compensation increase                     4.60%  5.60%
----------------------------------------------------------------

Years Ended December 31,                            2003   2002
----------------------------------------------------------------
Weighted-average assumptions used to determine the
net cost:
  Discount rate                                     6.75%  7.00%
  Expected return on plan assets                    8.50%  8.50%
  Rate of compensation increase                     5.60%  5.60%
----------------------------------------------------------------

The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. The Company assumed that 75% of its portfolio would be invested in equity securities, with the remainder invested in debt securities.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

PLAN ASSETS
The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

December 31,       2003   2002
-------------------------------
Equity Securities    72%    59%
Debt Securities      19%    20%
Other                 9%    21%
-------------------------------
Total               100%   100%
-------------------------------

The Company's pension plan assets are managed by outside investment managers. The Company's investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities. Policy requires that equity securities comprise between 66% and 84% of the total portfolio, and that 22% to 28% be invested in debt securities.

CASH FLOWS

The Company does not currently expect to be required to contribute to its qualified plan in 2004.


NOTE 12.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

CONTRACTUAL COMMITMENTS

The Company leases office space in Woodland Hills, California. The lease for the Company's corporate office expires in February 2015 and may be renewed for two consecutive five-year periods. The Company also leases automobiles and office equipment as well as office space in several other locations throughout California, primarily for claims services. The Company also has service agreements with terms greater than one year. Minimum commitments under the Company's noncancelable commitments at December 31, 2003 are as follows:

                                         Operating   Capital
                                          Leases(1)   ease
                                         ----------  --------
2004                                     $   19,847  $ 13,962
2005                                         19,256    13,962
2006                                         16,691    13,962
2007                                         14,539    13,962
2008                                         14,429         -
Thereafter                                   90,411         -
-------------------------------------------------------------
                                         $  175,173    55,848
Less: amount representing interest                      6,034
-------------------------------------------------------------
Present value of minimum lease payments              $ 49,814
-------------------------------------------------------------

Total rental expense charged to operations for the years ended December 31, 2003, 2002 and 2001 was $17.5 million, $16.4 million and $15.6 million, respectively.


------------
1 Includes amounts due under long-term software license agreements of approximately $15.1 million.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The Company owns an 11.11% interest in Impact, an entity whose purpose is to provide real estate loans in economically disadvantaged areas. Through one of its subsidiaries, Impact C.I.L., the Company has a commitment to fund up to $24 million in loans over the next ten years.

LEGAL PROCEEDINGS
In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company's business practices. Many suits seek unspecified extracontractual and punitive damages as well as contractual damages under the Company's insurance policies in excess of the Company's estimates of its obligations under such policies. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits and it denies liability for any such alleged damages. The Company has not established reserves for potential extracontractual or punitive damages, or for contractual damages in excess of estimates the Company believes are correct and reasonable under its insurance policies. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation. Other than possibly for the contingencies discussed below, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows. A range of potential losses in the event of a negative outcome is discussed where known. The Company has recorded its best estimate of liability for these matters.

Dana Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los
-------------------------------------------
Angeles Superior Court. The Complaint requests injunctive and restitutionary relief under Business and Professions Code ("B&P") Sec.17200 for alleged unfair business practices in violation of California Insurance Code ("CIC") Sec.1861.02(c) relating to company rating practices. The Company is vigorously defending the action.

21st Century Insurance Group, 21st Century Casualty Company and 21st Century
----------------------------------------------------------------------------
Insurance Company v. Kai Insurance Marketing, Inc. was filed on January 31,
--------------------------------------------------
2003, in United States District Court, Central District of California, Western Division. The Company alleges Kai violated the Lanham Act, infringed upon and diluted trademarks, made a false designation of origin and engaged in unfair competition. Kai has filed a Counterclaim, as amended, against 21st Century Insurance Group, and 21st Century Insurance Company; the remaining allegations under the Counterclaim are infringement and unfair competition under B&P Sec.17200.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia
--------------------------------------------------------------------------------
Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th
------------------------------------------------------------------------------
Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court.
-----------------
Plaintiffs allege bad faith, emotional distress, and estoppel involving 20th Century's handling of a homeowner's claim. Ramon Aguilera shot Mr. Gonzalez (the minor children's father) and was sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that 20th Century had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that 20th Century cannot invoke any policy exclusions as a defense to coverage. Plaintiffs contend that as a result of the ruling, 20th Century owes the full amount of the wrongful death judgment, plus interest and attorneys'

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA


fees. 20th Century contends that the court should not award damages to Aguilera as a result of his own inequitable conduct. A jury trial on the remaining issues is set for June 1, 2004.

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

Thomas Theis, on his own behalf and on behalf of all others similarly situated
------------------------------------------------------------------------------
v. 21st Century Insurance, was filed on June 17, 2002, in Los Angeles
-------------------------
SuperiorCourt. Plaintiff seeks national class action certification, injunctive relief and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company uses a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area. Plaintiff alleges that the adjusted amount is "predetermined" and "biased," creating an unfair pretext for reducing claim costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings.

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

SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge Earthquake. The Company's first constitutional challenge to SB 1899 came to an unsuccessful result on April 29, 2002, when the United States Supreme Court declined to hear the Company's case. A subsidiary of the Company, 21st Century Casualty Company, filed a new challenge to the constitutionality of SB 1899 on February 13, 2003. During the first quarter of 2003, a 9th Circuit Court of Appeals decision in Noah et al v. Allstate Insurance Company again found SB
                       ----------------------------------------
1899 (California Code of Civil Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision, the Company's subsidiary, 21st Century Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. Allstate's petition to the United States Supreme Court for review of the Noah decision has been denied.
                                                  ----
The Company currently has lawsuits pending against it in connection with claims under SB 1899; some of these lawsuits have multiple plaintiffs or are seeking class action status. Possible future judgments for damages in excess of the Company's reasonable estimates for these claims could be material individually or in the aggregate.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The Company has filed a civil complaint against California-based Unlimited Adjusting Company ("Unlimited") and its principal Jung Ho Park ("John Park"). The complaint was filed on December 16, 2002, in Superior Court of California, County of Orange and transferred to Superior Court of California, County of Los Angeles on April 15, 2003. The suit alleges Unlimited and John Park illegally induced insureds into filing additional unnecessary and fraudulent claims with the Company stemming from the 1994 Northridge Earthquake. The Company is ultimately seeking up to $10 million in compensatory damages. The defendant has filed a cross complaint against the Company alleging fraud, negligent misrepresentation, interference with contractual relations, and unfair competition under Section 17200 of the California Business and Professions Code.

In a December 21, 2000 court ruling, Ceridian Corporation v. Franchise Tax
                                     -------------------------------------
Board, a California statute that allowed a tax deduction for the dividends
------
received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board ("FTB") took the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

The amount of any such possible assessments and the ultimate amounts, if any, that the Company may be required to pay, are subject to a wide range of estimates because so many long-settled aspects of California tax law have been thrown into disarray and uncertainty by the action of the courts. In the absence of legislative relief, years of future litigation may be required to determine the ultimate outcome. The possible losses, net of federal tax benefit, range from close to zero to approximately $22.0 million depending on which position future courts may decide to uphold or on whether the California legislature may decide to enact corrective legislation. The Company believes it has adequately provided for this contingency.

NOTE 13.  CAPITAL STOCK
-----------------------

Effective December 4, 2003, the Company changed its state of incorporation from California to Delaware. In connection with the change, the Company's stock was assigned a par value of $0.001 per share, resulting in a transfer of $419.2 million from common stock to additional paid-in capital. There was no impact to the Company's financial condition or results of operations as a result of the reincorporation.

The Company is authorized to issue up to 500,000 shares of preferred stock, $1 par value, and 376,126 shares of Series A convertible preferred stock, $1 par value, none of which were outstanding at December 31, 2003 or 2002.

Shares of common stock issued pursuant to the exercise of employee stock options and restricted stock grants were 4,000 in 2003, 69,657 in 2002 and 39,893 in 2001. No shares were repurchased in 2003 or 2002.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 14.  STOCK-BASED COMPENSATION
----------------------------------

A summary of securities issuable and issued for both the 1995 Stock Option Plan and the Restricted Shares Plan at December 31, 2003, follows:

                                                         1995 Stock    Restricted
AMOUNTS IN THOUSANDS                                    Option Plan   Shares Plan
----------------------------------------------------------------------------------
Total securities authorized                                  10,000         1,422
Number of securities issued                                    (476)       (1,049)
Number of securities issuable upon the exercise of all
  outstanding options and rights                             (6,744)            -
Number of securities forfeited                               (1,436)            -
Number of securities forfeited and returned to plan           1,436           156
----------------------------------------------------------------------------------
Number of securities remaining available for future
  grants under each plan                                      2,780           529
----------------------------------------------------------------------------------

1995 STOCK OPTION PLAN
The aggregate number of common shares authorized under the plan currently is limited to 10,000,000. At December 31, 2003, 2,780,214 common shares remain available for future grants. The plan has been approved by the Company's stockholders, and all options granted have ten-year terms. As a consequence of AIG's acquiring a controlling interest in the Company, vesting was accelerated for all options previously granted through July 27, 1998. Options granted after July 27, 1998, vest over various future periods.

A summary of the Company's stock option activity and related information follows:

                                                      Weighted-
                                       Number of       Average
                                        Options    Exercise Price
------------------------------------------------------------------
Options outstanding January 1, 2001    2,846,724   $         20.88
Granted in 2001                        1,854,079             18.09
Exercised in 2001                        (79,901)            15.60
Forfeited in 2001                       (620,964)            20.51
------------------------------------------------------------------
Options outstanding December 31, 2001  3,999,938   $         19.75
Granted in 2002                        1,523,708             16.09
Exercised in 2002                        (86,881)            16.46
Forfeited in 2002                       (294,865)            18.93
------------------------------------------------------------------
Options outstanding December 31, 2002  5,141,900   $         18.77
Granted in 2003                        1,801,556             12.03
Exercised in 2003                              -                 -
Forfeited in 2003                       (199,538)            17.07
------------------------------------------------------------------
Options outstanding December 31, 2003  6,743,918   $         17.05
------------------------------------------------------------------

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The following table summarizes information about stock options outstanding at December 31, 2003:

                                        Outstanding                    Exercisable
                           -------------------------------------  ---------------------
                                          Weighted      Weighted              Weighted
                                          Average        Average               Average
                           Number of     Remaining      Exercise   Number of  Exercise
Range of Exercise Prices    Options   Contractual Life    Price     Options     Price
-------------------------  ---------  ----------------  ---------  ---------  ---------

     $11.68 - $15.48       1,822,856         9.1 Years  $   12.07    119,841  $   12.32
      16.03 -  17.81       2,129,890         7.2 Years      16.53  1,319,863      16.83
      17.90 -  18.15       1,417,340         7.4 Years      18.15  1,057,586      18.15
      18.19 -  24.19         993,082         4.9 Years      21.08    983,083      21.10
      28.75 -  29.25         380,750         4.2 Years      29.22    380,750      29.22
-------------------------  ---------  ----------------  ---------  ---------  ---------
     $11.68 - $29.25       6,743,918         7.2 Years  $   17.05  3,861,123  $   19.36

Options exercisable at the end of 2002 and 2001 numbered 2,574,577 and 1,803,917, respectively.

The weighted average fair value for options granted during 2003, 2002 and 2001 was $4.80, $6.33 and $6.36, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,                          2003      2002      2001
----------------------------------------------------------------------------

Risk-free interest rate:
  Minimum                                          2.65%     3.75%     4.73%
  Maximum                                          3.75%     4.79%     5.28%

Dividend yield                                     0.67%     2.49%     2.50%

Volatility factor of the expected market price
  Of the Company's common stock:
  Minimum                                          0.38      0.35      0.33
  Maximum                                          0.40      0.38      0.34

  Weighted-average expected life of the options  6 YEARS   8 years   8 years


RESTRICTED SHARES PLAN
The Restricted Shares Plan, which was approved by the Company's stockholders, currently provides for grants of up to 1,421,920 shares of common stock to be made available to key employees. In general, twenty percent of the number of shares granted vest on the anniversary date of each of the five years following the year of grant. Total amortization expense relating to the Restricted Shares Plan was $0.4 million, $0.5 million and $0.7 million in 2003, 2002 and 2001, respectively. Unamortized restricted stock grants totaled $0.7 million, $1.0 million and $1.8 million at the end of 2003, 2002 and 2001, respectively.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

A summary of activity under the plan from 2001 through 2003 follows:


                                 Common      Market Price Per
                                 Shares   Share on Date of Grant
-----------------------------------------------------------------
Outstanding, January 1, 2001    176,138
Granted in 2001                       -           $   -
Vested and distributed in 2001  (33,039)
Canceled or forfeited           (40,008)
----------------------------------------
Outstanding, December 31, 2001  103,091
Granted in 2002                       -               -
Vested and distributed in 2002  (25,629)
Canceled or forfeited           (17,224)
----------------------------------------
Outstanding, December 31, 2002   60,238
Granted in 2003                   4,000           14.45
Vested and distributed in 2003  (19,345)
Canceled or forfeited                 -
----------------------------------------
Outstanding, December 31, 2003   44,893
----------------------------------------


NOTE 15.  STATUTORY FINANCIAL DATA
----------------------------------
Statutory surplus and statutory net income (loss) for the Company's insurance subsidiaries were as follows:

Years Ended December 31,       2003      2002       2001
-----------------------------------------------------------
Statutory surplus            $531,658  $397,381   $393,119
Statutory net income (loss)    76,063   (39,771)   (53,157)

The Company's insurance subsidiaries file financial statements prepared in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by domestic insurance regulatory agencies. The Company's SAP-basis financial statements differ from those prepared in accordance with GAAP primarily because certain assets recognized under GAAP are treated as nonadmitted assets under SAP, such as deferred policy acquisition costs, most of the Company's property and equipment and a portion of deferred income taxes. Differences also exist in the accounting treatment of sale-leaseback transactions. Further, under SAP, all bonds are carried at amortized cost and unpaid losses, loss adjustment expenses and unearned premium reserves are presented net of reinsurance. The following table reconciles consolidated GAAP net income (loss) to statutory net income
(loss).

Years Ended December 31,                          2003      2002       2001
------------------------------------------------------------------------------
Net income (loss) - GAAP basis                  $53,575   $(12,256)  $(27,568)
Deferred federal income tax expense (benefit)    24,323    (10,816)   (19,418)
Change in deferred policy acquisition costs      (6,889)   (19,032)    (1,816)
Net loss (income) from non-insurance entities     2,369      4,319     (4,355)
Other, net                                        2,685     (1,986)         -
------------------------------------------------------------------------------
Net income (loss) - SAP basis                   $76,063   $(39,771)  $(53,157)
------------------------------------------------------------------------------

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

The following table reconciles consolidated GAAP stockholders' equity to statutory surplus.

December 31,                                                               2003        2002
----------------------------------------------------------------------------------------------

Stockholders' equity - GAAP                                              $700,690   $ 655,608
Assets/gains (liabilities/losses) recognized under GAAP but not under SAP:
       Net book value of fixed assets under sale-leaseback transaction    (47,231)    (60,000)
       Deferred gain under sale-leaseback transaction                        (305)          -
       Capital lease obligation                                            49,814      60,000
       Non admitted net deferred tax assets                               (93,656)   (125,088)
       Deferred tax liabilities relating to items nonadmitted under SAP    55,030      55,483
       Intercompany receivables                                               214     (13,500)
       Fixed assets                                                       (12,162)    (16,797)
       Deferred policy acquisition costs                                  (53,079)    (46,190)
       Prepaid pension costs and intangible pension asset                 (22,781)    (19,215)
       Unrealized gains on bonds                                          (35,690)    (38,582)
       Other prepaid expenses                                              (9,612)     (7,478)
       Equity in non-insurance entities                                     1,680     (45,117)
       Salvage and subrogation receivable                                       -      (1,030)
       Other, net                                                          (1,254)       (713)
----------------------------------------------------------------------------------------------
Statutory Surplus                                                        $531,658   $ 397,381
----------------------------------------------------------------------------------------------

The Company is also regulated by the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Many transactions that are defined to be of an "extraordinary" nature may not be effected without the prior approval of the CDI. In addition, there are limits on the insurance subsidiaries' dividend paying capacity. In 2004, the Company estimates that its insurance subsidiaries have capacity to pay approximately $75.1 million in dividends to their parent without prior approval of the CDI.

NOTE 16.  NORTHRIDGE EARTHQUAKE
-------------------------------

SB 1899, effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. During the first quarter of 2003, the Company increased its 1994 Northridge earthquake/SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. Also during the first quarter, a decision by the 9th Circuit Court of Appeals involving Allstate Insurance Company, again found SB 1899 (California Code of Civil Procedure 340.9) to be constitutional. As a result of the 9th Circuit's decision in Noah et al v. Allstate Insurance Company, the Company's subsidiary, 21st Century Casualty Company, voluntarily dismissed the action it initiated on February 13, 2003, seeking to have SB 1899 declared unconstitutional. Allstate's petition to the United States Supreme Court for review of the Noah decision has been denied.
                        ----

Most of the Company's remaining 1994 Earthquake claims are in litigation, including two seeking class action status. While the reserves now held are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain. The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

pre-trial preparation, and that no cases seeking class action status will be certified as a class action. While a substantial majority of the claims and litigation brought against the Company related to the Northridge Earthquake have now been settled, trials for most of the cases not settled have been scheduled beginning in June 2004 and thereafter. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent those and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company's current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

The Company has received some Northridge Earthquake claims reported after the closing of the window established by SB 1899 which are based upon alternative legal theories. The Company is contesting these claims and has only nominal reserves for them. Should the courts determine that these claims, or additional claims brought in the future, are not barred by the applicable statute of limitations and the provisions of SB 1899, additional reserves may be needed to resolve these claims.

NOTE 17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS
---------------------------------------------------

The summarized unaudited quarterly results of operations were as follows:

Quarters Ended                        March 31,   June 30,    September 30,   December 31,
-------------------------------------------------------------------------------------------

2003
Net premiums earned                   $ 271,441   $ 287,231       $ 303,675       $ 310,330
Net investment income                    11,637      11,673          11,350          11,173
Realized investment gains                 4,580       7,700             836              61
Net income (loss)                        (6,711)     29,151          12,709          18,426
Earnings (loss) per common share(1)   $   (0.08)  $    0.34       $    0.15       $    0.22
2002
Net premiums earned                   $ 215,111   $ 220,191       $ 234,666       $ 254,591
Net investment income                    11,265      11,384          11,729          11,967
Realized investment gains                 1,663       2,635           3,045           3,048
Net income (loss)                         8,323       9,859         (45,235)         14,797
Earnings (loss) per common share(1)   $    0.10   $    0.11       $   (0.53)      $    0.17

First quarter 2003 and third quarter 2002 results were impacted by adverse development related to 1994 SB 1899 reserves of $37.0 million and $46.9 million, respectively. Second quarter 2003 results include nonrecurring, nonoperational items of $9.3 million resulting from the settlement of litigation and interest income of $4.8 million relating to a favorable settlement with the Internal Revenue Service ("IRS"). In addition, the third quarter of 2002 included a charge of $37.2 million for the write-off of software development costs.


------------
1    Basic and diluted amounts are the same for all periods presented.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 18.  RESULTS OF OPERATIONS BY LINE OF BUSINESS
---------------------------------------------------

The following table presents premium revenue and underwriting profit (loss) for the Company's insurance lines on a GAAP basis for the years ended December 31.

                                            Homeowner and
                              Personal       Earthquake
2003                         Auto Lines    Lines in Runoff      Total
------------------------------------------------------------------------
Direct premiums written     $ 1,223,377          $     106   $1,223,484
Net premiums earned           1,172,679                 (2)   1,172,677
Underwriting profit (loss)       41,006            (40,175)         831
Loss and LAE ratio                 78.6%             N/M(1)        82.0%
Underwriting ratio                 17.9%             N/M(1)        17.9%
Combined ratio                     96.5%             N/M(1)        99.9%
2002
------------------------------------------------------------------------
Direct premiums written     $   995,794          $   2,454   $  998,248
Net premiums earned             924,559                  -      924,559
Underwriting profit (loss)       13,383            (58,768)     (45,385)
Loss and LAE ratio                 82.9%             N/M(1)        89.4%
Underwriting ratio                 15.6%             N/M(1)        15.5%
Combined ratio                     98.5%             N/M(1)       104.9%
2001
------------------------------------------------------------------------
Direct premiums written     $   898,862          $  30,453   $  929,315
Net premiums earned             838,489             25,656      864,145
Underwriting loss               (24,410)           (77,598)    (102,008)
Loss and LAE ratio                 88.1%             381.6%        96.7%
Underwriting ratio                 14.9%              20.9%        15.0%
Combined ratio                    103.0%             402.5%       111.7%

Personal Auto Lines. The underwriting gain for the personal auto lines in 2003 and 2002 was due to an increase in the number of insured vehicles, rate increases and the favorable impact on claim frequency of drought conditions that have largely prevailed in Southern California during the past year. The underwriting loss for the personal auto lines in 2001 resulted from the effects of adverse development on prior accident year loss reserves.

Homeowner and Earthquake Lines in Runoff. The underwriting loss for the homeowner and earthquake lines decreased by $18.6 million in 2003 compared to 2002 and $18.8 million in 2002 compared to 2001, respectively due to losses and loss adjustment expenses related to SB 1899. See Notes 8 and 16 of the Notes to Consolidated Financial Statements.


-----------
1    The ratio cannot be calculated, as the denominator is zero.

                          21ST CENTURY INSURANCE GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003
                     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 19.  21STCENTURY INSURANCE COMPANY OF ARIZONA
--------------------------------------------------

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

The purchase agreement included a one-year contingency for subsequent loss and LAE reserve development for 2001 and prior accident years. Under its terms, at December 31, 2002, 33% of any additional loss and LAE development would be reimbursed to the Company by AIG, while a reduction in the loss and LAE development would be paid to AIG. Based on the 2002 year-end results, the amount receivable from AIG at December 31, 2001 was $.05 million.

The following table summarizes actual results of the Company and pro forma results as if 21st of Arizona had been consolidated with the Company for the year ended December 31, 2001.

                                 Consolidated Results
Year Ended December 31, 2001   As Reported    Pro Forma
--------------------------------------------------------
Revenue                          $ 914,078    $ 929,576
Net loss                           (27,568)     (28,607)
Loss per share                       (0.32)       (0.34)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that 21st Century Insurance Group's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While management believes that the present design of the Company's disclosure controls and procedures is effective to achieve these results, future events affecting the Company's business may cause management to modify its disclosure controls and procedures.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information related to directors, executive officers, and beneficial ownership required in Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

In the wake of well-publicized corporate scandals, the Securities and Exchange Commission and the New York Stock Exchange have issued multiple regulations that require the implementation of policies and procedures in the corporate governance area. The Company has adopted Corporate Governance Guidelines and charters for its Audit Committee, Nominating and Corporate Governance Committee, and other Committees of its Board of Directors. It has also adopted a Code of Business Conduct covering all Employees and a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Financial Managers. Each of these documents are available on the Company's website, www.21st.com, and a copy will be mailed upon request from the Company's Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-701-3595). The Company intends to disclose any amendments to, or waivers of, the Code of Ethics on behalf of the Company's Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company's website, at www.21st.com under the "About Us" caption, promptly following the date of such amendment or waiver.

ITEM 11.     EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K. All related party transactions, which require disclosure, are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED WITH THIS REPORT

     (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are filed as a part of this report:

                                                                         PAGE
  (i)  Report of independent auditors                                      38

(iii)  Consolidated balance sheets - December 31, 2003 and 2002;           39
 (iv)  Consolidated statements of operations - Years ended December 31,
       2003, 2002 and 2001;                                                40
  (v)  Consolidated statements of stockholders' equity - Years ended
       December 31, 2003, 2002 and 2001;                                   41
 (vi)  Consolidated statements of cash flows - Years ended December 31,
       2003, 2002 and 2001;                                                42
(vii)  Notes to consolidated financial statements                          43

     (2) SCHEDULES

     The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report.

     Schedule II - Condensed Financial Information of Registrant 74

     Schedules I, III, IV, V and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)  REPORTS ON FORM 8-K.
     During the quarter ended December 31, 2003, the Company filed the following Reports on Form 8-K:

     (1) Current report on Form 8-K filed on October 24, 2003, setting forth the press release that announced that the Board of Directors approved the reincorporation of 21st Century Insurance Group, changing its state of incorporation from California to Delaware.

     (2) Current report on Form 8-K filed on November 6, 2003, setting forth the earnings release for the quarter ended September 30, 2003.

     (3) Current report on Form 8-K filed on December 5, 2003, setting forth the press release that announced that the Company intends, subject to market and other customary conditions, to privately offer up to $100 million principal amount of senior notes due 2013.

     (4) Current report on Form 8-K filed on December 9, 2003, setting forth the press release that announced that the reincorporation that changed the Company's state of incorporation from California to Delaware became effective on December 4, 2003.

(c)  EXHIBITS REQUIRED
     The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 15 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

3(i)   Certificate of Incorporation incorporated herein by reference to Appendix B from the Registrant's Information Statement on Form DEF 14C filed on November 13,
       2003.
3(ii)  By-laws incorporated herein by reference to Appendix C from the Registrant's
       Information Statement on Form DEF 14C dated November 13, 2003.
4.1    Indenture, dated December 9, 2003, between 21st Century Insurance Group and The
       Bank of New York, as trustee.
4.2    Exchange and Registration Rights Agreement, dated December 9, 2003.
10(a)  Amendment to Registrant's Restricted Shares Plan incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(b)  Split Dollar Insurance Agreement between Registrant and Stanley M. Burke, as trustee of the 1983 Foster Insurance Trust incorporated herein by reference from the
       Registrant's Form 10-K for year ended December 31, 2001.
10(c)  Registrant's Supplemental Executive Retirement Plan as amended incorporated herein by reference from the Registrant's Form 10-K for year ended December 31,
       2001.
10(d)  Registrant's Pension Plan, 1994 Amendment and Restatement, incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(e)  Investment and Strategic Alliance Agreement incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(f)  Amendment to the Investment and Strategic Alliance Agreement incorporated herein by reference from the Registrant's Form 10-K for year ended December 31,
       2001.
10(g)  Registrant's 1995 Stock Option Plan incorporated herein by reference from the
       Registrant's Form S-8 dated July 26, 1995.
10(h)  Amendment to Registrant's 1995 Stock Option Plan incorporated herein by reference from the Registrant's DEF 14A dated April 18, 1997.
10(i)  2003 Short Term Incentive Plan.
10(j)  Amendment to Registrant's 1995 Stock Option Plan incorporated herein by reference from the Registrant's DEF 14A dated April 30, 2001.
10(k)  Registrant's Savings and Security Plan incorporated herein by reference from the
       Registrant's Form 10-K for year ended December 31, 2001.
10(l)  Lease Agreements for Registrant's Principal Offices substantially in the form of this
       Exhibit.
10(m)  Forms of Amended and Restated Stock Option Agreements.
10(n)  Form of Restricted Shares Agreement.
10(o)  Retention Agreements substantially in the form of this Exhibit for executives
       Richard A. Andre, Michael J. Cassanego, G. Edward Combs, Carmelo Spinella and
       Dean E. Stark.
10(p)  Sale and Leaseback Agreement between 21st Century Insurance Company and
       General Electric Capital Corporation, for itself, and as agent for Certain
       Participants, as amended, dated December 31, 2002.
14     Code of Ethics.


21     Subsidiaries of Registrant.
23     Consent of Independent Auditors.
31.1   Certification of President and Chief Executive Officer Pursuant to
       Exchange Act Rule 13a-14(a).
31.2   Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
       906 of the Sarbanes-Oxley Act of 2002.

                                                                                       SCHEDULE II
21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

AMOUNTS IN THOUSANDS
December 31,                                                                      2003      2002
--------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                            $ 24,361  $  5,946
Fixed maturities available-for-sale, at fair value                                     -     1,031
Accounts receivable from subsidiaries                                                242       225
Unamortized debt issuance costs                                                    1,274         -
Investment in unconsolidated insurance subsidiaries and affiliates, at equity    702,580   610,703
Property and equipment at cost less accumulated depreciation of $19,430 in 2003 and $16,257 in 2002, including software leased to a subsidiary
  of $84,242 in 2003 (net of accumulated depreciation of $18,591)                 84,361    64,107
Other assets                                                                           5        34
--------------------------------------------------------------------------------------------------
Total assets                                                                    $812,823  $682,046
--------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Debt                                                                            $ 99,871  $      -
Dividends payable                                                                  1,709     1,708
Accounts payable and accrued expenses                                             10,324    10,412
Deferred tax liabilities                                                             229       818
Accounts payable to subsidiaries                                                       -    13,500
--------------------------------------------------------------------------------------------------
Total liabilities                                                                112,133    26,438
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Common stockholders' equity                                                      700,690   655,608
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $812,823  $682,046
--------------------------------------------------------------------------------------------------

                                                                              SCHEDULE II
21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS


AMOUNTS IN THOUSANDS
Years Ended December 31,                                     2003      2002       2001
-----------------------------------------------------------------------------------------
REVENUES
Dividends received from subsidiaries                       $     -   $      -   $  3,076
Realized investment gains                                        -        289        706
Interest and other income                                      792      1,100      4,644
-----------------------------------------------------------------------------------------
Total revenues                                                 792      1,389      8,426
-----------------------------------------------------------------------------------------
EXPENSES
Loan interest and fees                                         378          -          -
General and administrative                                   3,198         72         10
-----------------------------------------------------------------------------------------
Total expenses                                               3,576         72         10
-----------------------------------------------------------------------------------------
(Loss) income before provision for income taxes             (2,784)     1,317      8,416
Provision for income taxes                                    (415)    (5,436)      (529)
-----------------------------------------------------------------------------------------
Net income (loss) before equity in undistributed loss of
  Subsidiaries                                              (3,199)    (4,119)     7,887
Equity in undistributed income (loss) of subsidiaries       56,774     (8,137)   (35,455)
-----------------------------------------------------------------------------------------
Net income (loss)                                          $53,575   $(12,256)  $(27,568)
-----------------------------------------------------------------------------------------

                                                                             SCHEDULE II
21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS


AMOUNTS IN THOUSANDS
Years Ended December 31,                                   2003       2002       2001
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                        $ 53,575   $(12,256)  $(27,568)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Realized gains on sale of investments                         -       (289)      (706)
  Provision (benefit) for deferred income taxes               415      5,436        529
  Equity in undistributed income of subsidiaries          (56,774)     8,137     35,455
  Other                                                      (128)    (2,304)     3,001
----------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (2,912)    (1,276)    10,711
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital contributed to subsidiaries                       (37,917)    (1,000)         -
Advance from subsidiary                                     9,300          -          -
Repayment of advance from subsidiary                      (47,083)    (2,688)         0
Net proceeds from investments available for sale            1,000     23,726     18,531
Net purchases of property and equipment                     3,641       (236)     5,073
----------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (71,059)    19,802     23,604
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from exercise of options                               -      1,488      1,233
Proceeds from issuance of debt                             99,871          -          -
Payment of debt issuance costs                               (650)         -          -
Dividends paid                                             (6,835)   (22,210)   (27,310)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        92,386    (20,722)   (26,077)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash                            18,415     (2,196)     8,238
Cash and cash equivalents, beginning of year                5,946      8,142        (96)
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $ 24,361   $  5,946   $  8,142
----------------------------------------------------------------------------------------

                                                                     SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 2003

The accompanying condensed financial statements of 21st Century Insurance Group (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of 21st Century Insurance Group and subsidiaries included in the Registrant's 2003 Annual Report.

Debt - Debt at December 31, 2003 consisted of 5.9% senior notes maturing in December 2013. Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. The entire principal amount is due at maturity.

SIGNATURES OF OFFICERS AND BOARD OF DIRECTORS

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 10, 2004                   21ST CENTURY INSURANCE GROUP
                                           (Registrant)
                                           By: /s/ Bruce W. Marlow
                                           -----------------------
                                           Bruce W. Marlow
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 10th of February, 2004.


SIGNATURE                            TITLE

     /s/ Bruce W. Marlow
-----------------------------------
     Bruce W. Marlow                 President and Chief Executive Officer and Director
                                     (Principal Executive Officer)

     /s/ Carmelo Spinella
-----------------------------------
     Carmelo Spinella                Sr. Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

     /s/ Robert M. Sandler
-----------------------------------
     Robert M. Sandler               Chairman of the Board

     /s/ John B. De Nault, III
-----------------------------------
     John B. De Nault, III           Director

     /s/ R. Scott Foster, M.D.
-----------------------------------
     R. Scott Foster, M.D.           Director

     /s/ Roxani M. Gillespie
-----------------------------------
     Roxani M. Gillespie             Director

     /s/ Jeffrey L. Hayman
-----------------------------------
     Jeffrey L. Hayman               Director

     /s/ Fred J. Martin, Jr.
-----------------------------------
     Fred J. Martin, Jr.             Director

     /s/ James P. Miscoll
-----------------------------------
     James P. Miscoll                Director

     /s/ Keith W.Renken
-----------------------------------
     Keith W. Renken                 Director


     /s/ Gregory M. Shepard
-----------------------------------
     Gregory M. Shepard              Director

     /s/ Howard I. Smith
-----------------------------------
     Howard I. Smith                 Director