Form 10-Q
period 2004-03-31
21ST CENTURY INSURANCE GROUP
filed 2004-04-22
CIK 100331

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-6964

21ST CENTURY INSURANCE GROUP
(Exact name of registrant as specified in its charter)

Delaware	95-1935264
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6301 Owensmouth Avenue
Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

(818) 704-3700	www.21st.com
(Registrant’s telephone number, including area code)	(Registrant’s web site)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of April 14, 2004 was 85,459,764.

PART I  - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
	March 31,	December 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2004	2003

Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,239,198 and $1,183,526)	$1,284,296	$1,219,676
Cash and cash equivalents	59,396	65,010

Total investments and cash	1,343,692	1,284,686
Accrued investment income	13,960	14,746
Premiums receivable	117,061	104,638
Reinsurance receivables and recoverables	9,218	12,135
Prepaid reinsurance premiums	1,717	1,719
Deferred income taxes	65,474	76,611
Deferred policy acquisition costs	55,026	53,079
Leased property under capital lease, net of deferred gain of $4,302 and $4,698 and net of accumulated amortization of $15,496 and $12,397	39,830	42,534
Property and equipment, at cost less accumulated depreciation of $62,473 and $60,070	106,688	101,237
Other assets	44,938	46,747

Total assets	$1,797,604	$1,738,132

Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$447,308	$438,323
Unearned premiums	333,491	312,254
Debt	146,897	149,686
Claim checks payable	44,488	45,702
Reinsurance payable	665	1,761
Other liabilities	99,794	89,716

Total liabilities	1,072,643	1,037,442

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued and outstanding 85,455,964 in 2004 and 85,435,505 in 2003	85	85
Additional paid-in capital	419,583	419,245
Retained earnings	277,924	259,808
Accumulated other comprehensive income (loss):
Unrealized gains on available-for-sale investments, net of deferred income taxes of $15,784 and $12,653	29,314	23,497
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $1,047 and $1,047	(1,945)	(1,945)

Total stockholders’ equity	724,961	700,690

Total liabilities and stockholders’ equity	$1,797,604	$1,738,132

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Three Months Ended March 31,	2004	2003

Revenues
Net premiums earned	$318,220	$271,441
Net investment income	13,146	11,637
Net realized investment gains	7,646	4,580

Total revenues	339,012	287,658

Losses and expenses
Net losses and loss adjustment expenses	247,514	253,343
Policy acquisition costs	53,690	46,144
Other operating expenses	6,400	942
Interest and fees expense	2,226	707

Total losses and expenses	309,830	301,136

Income (loss) before provision for income taxes	29,182	(13,478)
Provision for income taxes	9,357	(6,767)

Net income (loss)	$19,825	$(6,711)

Earnings (loss) per common share
Basic and diluted	$0.23	$(0.08)

Weighted average shares outstanding — basic	85,441,615	85,431,505

Weighted average shares outstanding — diluted	85,618,231	85,431,505

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

AMOUNTS IN THOUSANDS,
EXCEPT SHARE DATA	Common Stock

		$0.001 par	Additional			Accumulated Other
		value	Paid-in	Retained		Comprehensive
	Shares	Amount	Capital	Earnings		Income		Total

Balance – January 1, 2004	85,435,505	$85	$419,245	$259,808		$21,552		$700,690
Comprehensive income	-	-	-	19,825	(1)	5,817	(2)	25,642
Cash dividends declared on common stock ($0.32 per share)	-	-	-	(1,709)		-		(1,709)
Other	20,459	-	338	-		-		338

Balance – March 31, 2004	85,455,964	$85	$419,583	$277,924		$27,369		$724,961

(1) Net income.
(2) Net change in accumulated other comprehensive income for the three months ended March 31, 2004, comprises unrealized gains on available-for-sale investments of $10,787 (net of income tax expense of $5,808) less the reclassification adjustment for gains included in net income of $4,970 (net of income tax expense of $2,676).

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS
Three Months Ended March 31,	2004	2003

Operating activities
Net income (loss)	$19,825	$(6,711)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	6,405	4,847
Amortization of restricted stock grants	99	92
Provision (benefit) for deferred income taxes	8,005	(6,861)
Realized gains on sale of investments	(7,638)	(4,580)
Changes in assets and liabilities:
Reinsurance balances	1,823	3,937
Federal income taxes	(556)	—
Other assets	(11,736)	(12,868)
Unpaid losses and loss adjustment expenses	8,985	32,834
Unearned premiums	21,237	20,773
Claims checks payable	(1,214)	(655)
Other liabilities	12,341	7,974

Net cash provided by operating activities	57,576	38,782

Investing activities
Fixed maturities available-for-sale
Purchases	(576,783)	(168,348)
Calls or maturities	11,597	12,937
Sales	515,988	131,330
Net purchases of property and equipment	(8,082)	(3,396)

Net cash used in investing activities	(57,280)	(27,477)

Financing activities
Repayment of debt	(2,732)	(2,047)
Dividends paid (per share: $0.04 and $0.04)	(3,417)	(3,417)
Proceeds from the exercise of stock options	239	—

Net cash used in financing activities	(5,910)	(5,464)

Net (decrease) increase in cash and cash equivalents	(5,614)	5,841

Cash and cash equivalents, beginning of period	65,010	105,897

Cash and cash equivalents, end of period	$59,396	$111,738

Supplemental information:
Income taxes paid	$1,309	$123
Interest paid	787	280

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
Unaudited

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of 21st Century Insurance Group and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

Earnings Per Share (“EPS”)

For each of the quarters ended March 31, 2004 and 2003, the numerator for the calculation of both basic and diluted earnings (loss) per common share is equal to net income (loss) reported for that quarter. The difference between basic and diluted earnings (loss) per share denominators is due to dilutive stock options. Options to purchase an aggregate of 5,065,676 shares and 5,105,523 shares of common stock were considered anti-dilutive during the quarters ended March 31, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock for each respective period. These options expire through February 2014.

Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if the fair value based method, using the Black-Scholes valuation model, had been applied to all vested awards:

	Three Months Ended
	March 31,

AMOUNTS IN THOUSANDS ,EXCEPT SHARE DATA	2004	2003

Net income (loss), as reported	$19,825	$(6,711)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	65	60

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,979)	(1,896)

Net income (loss), pro forma	$17,911	$(8,547)

Basic and diluted earnings (loss) per share:

As reported	$0.23	$(0.08)

Pro forma	$0.21	$(0.10)

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
Unaudited

NOTE 2.  EARTHQUAKE AND HOMEOWNER LINES IN RUNOFF

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. During the first quarter of 2003, the Company increased its 1994 Northridge earthquake/SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million.

Most of the Company’s remaining 1994 Earthquake claims are in litigation, including two seeking class action status. While the reserves established are the Company’s current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain.  The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive pre-trial preparation, and that no cases seeking class action status will be certified as a class action. While a substantial majority of the claims and litigation brought against the Company related to the Northridge earthquake have now been settled, trials for most of the cases not settled are currently scheduled to begin in June 2004 and thereafter. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent those and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company’s current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

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

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $0.3 million for the quarter ended March 31, 2004 compared to $37.0 million for the same period in 2003.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
Unaudited

NOTE 3. COMMITMENTS AND CONTINGENCIES

Litigation. In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. Many suits seek unspecified extracontractual and punitive damages as well as contractual damages under the Company’s insurance policies in excess of the Company’s estimates of its obligations under such policies. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits and has denied liability for any such alleged damages. The Company has not established reserves for potential extracontractual or punitive damages, or for contractual damages in excess of estimates the Company believes are correct and reasonable under its insurance policies. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation. Other than possibly for contingencies discussed below and in the Company’s 2003 audited financial statements, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows. A range of potential losses in the event of a negative outcome is discussed where known.

The Company has recorded its best estimate of liability for outstanding matters where such estimates can be made.

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The Complaint requests injunctive and restitutionary relief against the Company under Business and Professions Code ("B&P") Sec.17200 for alleged unfair business practices in violation of California Insurance Code ("CIC") Sec.1861.02(c) relating to company rating practices. The Superior Court has agreed with our position, but stayed its decision pending the appellate courts’ decisions in Donabedian v. Mercury Insurance Company and Poirer v. State Farm Mutual Auto Insurance Company. An appellate court ruled against Mercury in the Donabedian case; oral arguments are scheduled in Poirer on April 27, 2004.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving 20th Century's handling of a homeowner's claim. Ramon Aguilera shot Mr. Gonzalez (the minor children's father) and was sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that 20th Century had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that 20th Century cannot invoke any policy exclusions as a defense to coverage. Plaintiffs contend that as a result of the ruling, 20th Century owes the full amount of the wrongful death judgment, plus interest and attorneys' fees. 20th Century contends that the court should not award damages to Aguilera as a result of his own inequitable conduct. A hearing on these matters is currently scheduled for May 14, 2004. A trial on the remaining issues is set for June 1, 2004.

In a December 21, 2000 court ruling, Ceridian Corporation v. Franchise Tax Board, a California statute that allowed a tax deduction for the dividends received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
Unaudited

 Subsequent to the court ruling, the staff of the California Franchise Tax Board (“FTB”) took the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB has not made a formal assessment for tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments.

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

NOTE 4. STOCK - BASED COMPENSATION

1995 Stock Option Plan

A summary of securities issuable and issued for both the 1995 Stock Option Plan and the Restricted Shares Plan at March 31, 2004, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	Restricted Shares Plan

Total securities authorized	10,000	1,422
Number of securities issued	(496)	(1,049)
Number of securities issuable upon the exercise of all outstanding options and rights	(8,272)	-
Number of securities forfeited	(1,477)	-
Number of securities forfeited and returned to plan	1,477	156

Number of securities remaining available for future grants under each plan	1,232	529

The aggregate number of common shares authorized under the 1995 Stock Option Plan is currently limited to 10,000,000. At March 31, 2004, 1,232,149 common shares remain available for future grants. The plan has been approved by the Company’s stockholders, and all options granted have ten-year terms.  Options granted vest over various future periods, generally three years.   Currently, the Company uses the intrinsic value method to account for stock-based compensation paid to employees for their services.

On March 29, 2004, the Board of Directors approved a proposal, for submission to stockholders at the May 26, 2004 Annual Meeting of Shareholders, asking stockholders to approve the 2004 Stock Option Plan in which a Committee of the Board of Directors will be given authority to grant up to 4,000,000 shares to eligible employees and nonemployee directors, subject to certain limitations. Subject to certain restrictions, the proposal also includes provisions enabling the Committee to roll over up to 2,000,000 shares from the expiring 1995 Stock Option Plan into the 2004 Stock Option Plan.

Exercise prices for options outstanding at March 31, 2004 ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.50 years.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
Unaudited

A summary of the Company’s stock option activity and related information follows:

		Weighted-
	Number of	Average
AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Options	Exercise Price

Options outstanding December 31, 2003	6,744	$17.05
Granted in 2004	1,590	14.40
Exercised in 2004	(20)	11.68
Forfeited in 2004	(42)	18.62

Options outstanding March 31, 2004	8,272	$16.57

Options exercisable numbered 4,655,963 and 3,095,696 at the end of the first quarters in 2004 and 2003, respectively.

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma net income (loss) and earnings (loss) per share as if the Company had accounted for its employee stock options under the fair value method.

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

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using the following assumptions:

Three Months Ended March 31,	2004	2003

Risk-free interest rate:
Minimum	3.43%	3.75%
Maximum	3.43%	3.75%

Dividend yield	0.56%	0.70%

Volatility factor of the expected market price of the Company’s common stock:
Minimum	0.41	0.38
Maximum	0.41	0.38

Weighted-average expected life of the options	6 years	6 years

NOTE 5. DEFINED BENEFIT PENSION PLANS

The Company has both funded and unfunded non-contributory defined benefit pension plans, which together cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded nonqualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. For other eligible employees, the pension benefits are based on employees’ compensation during all years of service. The Company’s funding policy is to make annual contributions as required by applicable regulations.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
Unaudited

Components of Net Periodic Cost

Net pension costs for all plans were comprised of the following:

Three Months Ended March 31,	2004	2003

Service cost	$1,489	$1,005
Interest cost	1,611	1,231
Expected return on plan assets	(1,611)	(1,094)
Amortization of unrecognized transition obligation	–	–
Amortization of prior service cost	26	19
Amortization of net loss	495	442

	$2,010	$1,603

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute to its pension plans in 2004. As of March 31, 2004, no contributions have been made. After consideration of currently available information, the Company continues to anticipate that it will not contribute any funds to any of its pension plans in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We primarily market and underwrite personal automobile, motorcycle, and umbrella insurance in California. We also provide personal automobile insurance in four other western states (Arizona, Nevada, Oregon and Washington) and three midwestern states (Illinois, Indiana and Ohio). We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004.1 We believe that we have a reputation for high quality customer service and for being among the most efficient and lowest cost providers of personal auto insurance in the markets we serve.

Our primary goals include realizing 15% revenue growth and attaining a 96% combined ratio for our personal auto lines. Our direct premiums written increased 16.0% to $340.6 million in the first quarter ended March 31, 2004, compared to $293.6 million in the first quarter of 2003. The combined ratio for our personal auto lines improved to 96.6% in the first quarter of 2004 from 97.0% for the same quarter a year ago. Personal auto lines underwriting profit increased 35% for the quarter ended March 31, 2004 to $10.8 million from $8.0 million in the first quarter of 2003.

Net income for the quarter ended March 31, 2004 was $19.8 million, compared to a net loss in 2003 of $6.7 million. Results for the quarter ended March 31, 2003 include an after-tax charge of $24.1 million to increase earthquake reserves to resolve 1994 Northridge earthquake claims that were allowed to be reopened by California Senate Bill 1899.

For the quarter ended March 31, 2004, cash flow from operations was $57.6 million compared to $38.8 million for the same period in 2003. Total assets were $1.8 billion at March 31, 2004 compared to $1.7 billion at December 31, 2003.

See “Results of Operations” for more details as to our overall and personal auto lines results.

The remainder of our Management’s Discussion and Analysis provides a narrative on the Company’s financial condition and performance that should be read in conjunction with the accompanying financial statements. It includes the following sections:
  Financial Condition
  Liquidity and Capital Resources
  Contractual Obligations and Commitments
  Results of Operations
  Underwriting Results
  Investment Income
  Critical Accounting Policies
  Forward-Looking Statements

__________________________________

1 Results from these new markets are not expected to be material in 2004.

Financial Condition
Investment-grade bonds comprised 99.6% of the fair value of the fixed-maturity portfolio at March 31, 2004. We had no investments in equity securities as of March 31, 2004. Of our total investments at March 31, 2004, approximately 29.6% were invested in tax-exempt, fixed-income securities, compared to 61.7% at December 31, 2003. We decreased the percentage of total investments in tax-exempt securities to accelerate our net operating loss utilization, improve cash flow and continue to shorten the duration of the portfolio.

As of March 31, 2004, the pre-tax net unrealized gain on investments was $45.1 million (unrealized gains of $46.0 million and unrealized losses of $0.9 million) compared to $36.1 million at December 31, 2003 (unrealized gains of $39.5 million and unrealized losses of $3.4 million). Our policy is to investigate, on a quarterly basis, any investment for possible “other-than-temporary” impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the quarters ended March 31, 2004 or 2003.

Premiums receivable were $117.1 million at March 31, 2004, compared to $104.6 million at December 31, 2003, with the increase mainly attributable to growth in our customer base. Balances past due 90 days or more totaled $0.5 million and $0.6 million at March 31, 2004 and December 31, 2003, respectively. Company policy is to write-off receivable balances when they become past due 180 days. At March 31, 2004 and December 31, 2003, we recorded an allowance for doubtful accounts of $0.8 million and $0.9 million, respectively.

Prepaid reinsurance premiums and reinsurance payables were $1.7 million and $0.7 million at March 31, 2004, compared to $1.7 million and $1.8 million at December 31, 2003, respectively. The decline in reinsurance payables is primarily due to the runoff related to the cancellation of the quota share treaty with American International Group, Inc. ("AIG") subsidiaries.

Increased advertising, sales and customer service costs through March 31, 2004, associated with increased customer volume, contributed to an increase in deferred policy acquisition costs (“DPAC”) of $1.9 million to $55.0 million, compared to $53.1 million at December 31, 2003. Our DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

Gross unpaid losses and loss adjustment expenses (“LAE”) increased by $9.0 million in the quarter ended March 31, 2004. The increase was primarily due to a reserve increase of $11.4 million in the auto line as a result of growth in our customer base and a net decrease in reserves of $2.4 million in the homeowner and earthquake lines, which are in runoff (see further discussion under Critical Accounting Policies – Losses and LAE). The following table summarizes unpaid losses and LAE:

	March 31, 2004		December 31, 2003

AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net

Unpaid Losses and LAE
Personal auto lines	$431,373	$426,350	$419,913	$413,348
Homeowner lines	3,186	1,235	4,172	1,774
Earthquake lines	12,749	12,749	14,238	14,237

Total	$447,308	$440,334	$438,323	$429,359

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2004	2003

Net losses and LAE incurred related to insured events of:
Current year	$247,134	$216,343
Prior years	380	37,000

Total	$247,514	$253,343

Our actuaries do not project a range around the carried loss reserves. Management reviews the assumptions underlying the loss ratios and selects the carried reserves after carefully reviewing the appropriateness of the underlying assumptions in relation to the outstanding exposures. These assumptions include, but are not limited to, the following: prior accident year and policy year loss ratios; rate changes in coverage, reinsurance, or mix of business; and changes in external factors impacting results, such as trends in loss costs or in the legal and claims environment. If our carried reserves are supported by actuarial methods and assumptions that are also believed to be reasonable, then the carried reserves would generally be considered reasonable, and no adjustment would be considered. The ultimate process by which the actual carried reserves are determined considers not only the actuarial point estimate, but also a number of other factors.

Other internal and external factors considered include a qualitative assessment of inflation and other economic conditions, changes in legal, regulatory, and judicial environments underlying policy pricing, terms and conditions, and claims handling.

Generally, actual historical loss development factors are the primary assumptions used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Historically, our carried loss reserves have developed both redundancies and deficiencies. Adverse development for our personal auto lines was less than 5% of carried personal auto lines reserves in 2003 and 2002, and approximately 15% of such reserves in 2001. If future loss development differed by 5% from those assumptions utilized in the March 31, 2004 personal auto lines loss reserve review, there would be approximately a $21.6 million redundancy or deficiency in the overall personal auto lines reserve position.

While we have settled a substantial majority of earthquake claims and are making progress in resolving outstanding litigation, estimates of both the litigation costs and ultimate settlement or judgment amounts related to these claims are subject to a high degree of uncertainty. Please see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional background on the Northridge Earthquake and SB 1899, including a discussion of factors that have contributed to the difficulty of obtaining accurate loss and LAE estimates following that legislation.

Stockholders’ equity and book value per share increased to $725.0 million and $8.48 at March 31, 2004, compared to $700.7 million and $8.20 at December 31, 2003. The increase in stockholders’ equity for the quarter ended March 31, 2004, was due to net income of $19.8 million, an increase in net unrealized investment gains of $5.8 million, approximately $0.4 million in proceeds from stock option exercises, offset by dividends to stockholders of $1.7 million.

Liquidity and Capital Resources

21st Century Insurance Group. Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries in California.

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

Effective December 31, 2003, the California Department of Insurance (“CDI”) approved an intercompany lease whereby 21st Century Insurance Company has leased certain computer software from our holding company. The monthly lease payment, currently $0.4 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to complete certain enhancements to the software.

Our holding company’s significant cash obligations over the next several years consist of interest payments on the Senior Notes (approximately $5.9 million annually) and the estimated cost to complete our new claims, underwriting and policy servicing system (approximately $24.9 million), exclusive of any dividends to stockholders that our directors may declare, and the repayment of the $100 million principal on the Senior Notes due in 2013. We expect to be able to meet those obligations from sources of cash currently available (i.e., payments received from the intercompany lease and cash and investments at the holding company, which totaled $22.9 million at March 31, 2004) plus additional funds obtained from the capital markets or from dividends received from our insurance subsidiaries. Absent a favorable resolution of the state income tax issue regarding taxability of intercompany dividends received by insurance holding companies, we may have to pay additional California state income taxes of up to approximately 8.9% on the amount of any such dividends received.

Our insurance subsidiaries in 2004 could pay $79.3 million as dividends to us without prior written approval from insurance regulatory authorities. We are unlikely to have our insurance subsidiaries pay dividends to our holding company in 2004 as long as the uncertainty persists over the taxability by California of intercompany dividends.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last nine quarters and have thereby enhanced our liquidity. In California, where approximately 97% of our policies are written, we implemented a 3.9% auto premium rate increase effective April 1, 2003. However, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, we remain exposed to possible upward development in previously recorded reserves for claims pursuant to SB 1899. As a result of such uncertainties, underwriting losses could occur in the future. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings, which in turn could negatively impact our liquidity.

As of March 31, 2004, our insurance subsidiaries had a combined statutory surplus of $568.5 million compared to $535.0 million at December 31, 2003. The change in statutory surplus was primarily due to statutory net income of $28.2 million and a decrease in nonadmitted assets of $8.0 million, offset by a $2.7 million decrease in deferred income taxes. Our ratio of net premiums written to statutory surplus was 2.2 at March 31, 2004, compared to 2.3 at December 31, 2003.

The CDI is currently examining the statutory financial statements for the three year period ended December 31, 2002. We are not aware of any proposed adjustments to the statutory financial statements.

Transactions with Related Parties. Transactions with AIG subsidiaries, which are immaterial, have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management services to us; the agreement was subject to approval by the CDI, which granted such approval in October 2003. We have no material transactions with related parties.

Contractual Obligations and Commitments
There were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2004.

Results of Operations
Overall Results. We reported net income of $19.8 million, or $0.23 earnings per share (basic and diluted), on direct premiums written of $340.6 million in the quarter ended March 31, 2004, compared to a net loss of $6.7 million, or $(0.08) loss per share (basic and diluted), on direct premiums written of $293.6 million for the same quarter last year. The results include after-tax charges for 1994 Northridge Earthquake costs of $24.1 million in 2003.

The following table presents the components of our personal auto lines underwriting profit or loss and the components of the combined ratio:

PERSONAL AUTO LINES	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2004	2003

Direct premiums written	$340,592	$293,616

Net premiums written	$339,404	$292,479

Net premiums earned	$318,165	$271,441
Net loss and loss adjustment expenses	247,239	216,343
Underwriting expenses incurred	60,090	47,086

Personal auto lines underwriting profit	$10,836	$8,012

Ratios:
Loss and LAE ratio	77.7%	79.7%
Underwriting expense ratio	18.9%	17.3%

Combined ratio	96.6%	97.0%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income (loss):

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS, NET OF TAX	2004	2003

Personal auto lines underwriting profit	$10,836	$8,012
Homeowner and earthquake lines in runoff,
underwriting loss	(220)	(37,000)
Net investment income	13,146	11,637
Realized investment gains	7,646	4,580
Interest and fees expense	(2,226)	(707)
Federal income tax (expense) benefit	(9,357)	6,767

Net income (loss)	$19,825	$(6,711)

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

Underwriting Results
Personal Auto. Personal automobile insurance is the primary line of business. Vehicles insured outside of California accounted for less than 3% of our direct written premium in the first quarter of 2004 and 2003.

Direct premiums written in the quarter ended March 31, 2004, increased $47.0 million (16.0%) to $340.6 million compared to $293.6 for the same period in 2003. The $47.0 million increase was primarily due to a higher number of insured vehicles.

Net premiums earned increased $46.8 million (17.2%) to $318.2 million for the quarter ended March 31, 2004, compared to $271.4 million for the same period a year ago. The increase is primarily due to the higher number of insured vehicles and rate increases, as previously mentioned.

Net losses and LAE incurred increased $30.9 million (14.3%) to $247.2 million for the first quarter of 2004 compared to $216.3 million for the same period last year. The ratios of loss and LAE to net premiums earned were 77.7% and 79.7% for the quarters ended March 31, 2004 and 2003, respectively. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the first quarter of 2004 and of 2003 were less than 1%. In general, changes in estimate are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The ratios of net underwriting expenses to net premiums earned were 18.9% and 17.3% for the quarters ended March 31, 2004 and 2003, respectively. The increase was primarily due to growth in advertising, sales and customer service costs associated with the growth in number of policies. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas.

The combined ratio was 96.6% for the quarter ended March 31, 2004, compared to 97.0% for the same period a year ago. The improvement resulted mainly from the earn-in of a 3.9% rate increase taken on April 1, 2003. Company management remains focused on achieving sustainable 15% growth and a combined ratio of 96%.

Homeowner and Earthquake Lines in Runoff. Underwriting results of the homeowner and earthquake lines, which are in runoff, were losses of $0.2 million for the quarter ended March 31, 2004 compared to $37.0 million for the same period a year ago. We have not written any earthquake coverage since 1994 and ceased writing new homeowner policies in September 2001. Earthquake LAE incurred was $1.0 million in the first quarter of 2004, as reserves were increased to provide for additional legal defense costs expected to be incurred in settling outstanding claims.

We have executed various transactions to exit from our homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company (“Balboa”), a subsidiary of Countrywide Financial Corporation (“Countrywide”), 100% of homeowner unearned premium reserves and losses on or after that date were ceded to Balboa. Under the terms of this agreement, we retain certain loss adjustment expenses. We began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers were offered homeowner coverage through an affiliate of Countrywide. We have completed this process and no longer have any homeowner policies in force. During the current quarter, we reached an interim settlement with Balboa based on re-estimated ultimate loss and ALAE ratios, which resulted in a $1.1 million reduction of incurred losses previously recorded.

Investment Income

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio. Substantially the entire portfolio is investment grade. Net investment income was $13.1 million for the quarter ended March 31, 2004 compared to $11.6 million for the same quarter in 2003. The average annual pre-tax yields on invested assets for the quarters ended March 31, 2004 and 2003 were 4.2% and 4.6%, respectively. The average annual after-tax yields on invested assets for the quarters ended March 31, 2004 and 2003 were 3.3% and 3.7%, respectively.

Net realized gains on the sale of investments and fixed assets were $7.6 million in the first quarter of 2004 (gross realized gains were $8.9 million, gross realized losses were $1.3 million) compared to $4.6 million for the same quarter in 2003 (gross realized gains were $4.8 million, gross realized losses were $0.2 million). At March 31, 2004, $380.2 million (29.6%) of our total investments at fair value were invested in tax-exempt bonds with the remainder, representing 70.4% of the portfolio, invested in taxable securities, compared to 61.7% and 38.3%, respectively, at December 31, 2003.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within those statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Our significant accounting policies are essential to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate, although we continue to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustment as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations. Changes in the estimates for these liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated liability for unpaid losses and loss adjustment expenses would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require a write-off to be recognized when an asset is abandoned or an asset group’s carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. There have been no events or circumstances in 2004 that would require a reassessment of any asset group for impairment.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. Generally accepted accounting principles require deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses (“NOLs”), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At March 31, 2004, our DTAs total $145.9 million, and our DTLs total $80.4 million. The net of those amounts, $65.5 million, represents the net deferred tax asset reported in the condensed consolidated balance sheet.

We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition were to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Portions of our NOL carryforward are scheduled to expire beginning in 2009, as shown in the table below (amounts in millions):

Year of Expiration	NOL Excluding 21st of Arizona	SRLY[3] NOL of 21st of Arizona	Consolidated NOL

2009	$12.3	$-	$12.3
2011	-	0.6	0.6
2017	-	2.0	2.0
2018	-	1.1	1.1
2019	-	1.5	1.5
2020	80.5	3.2	83.7
2021	134.6	2.2	136.8
2022	37.3	-	37.3

Totals	$264.7	$10.6	$275.3

Our core business has generated an underwriting profit for the past nine quarters. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies, such as investing a higher proportion of our investment portfolio in taxable securities, in order to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of March 31, 2004. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might be required to reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DPAC”) include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

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

____________________
3 “SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st of Arizona may be utilized against this portion of our NOL.

The loss and LAE ratio used in the recoverability estimate is based primarily on the assumption that the future loss and LAE ratio will approximate that of the recent past. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (“SAB”) 59, Noncurrent Marketable Equity Securities, Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment of Certain Investments, EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and related guidance, which is evolving. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in the first quarter ended March 31, for the years 2004 and 2003.

The determination of whether a decline in market value is “other than temporary” is necessarily a matter of subjective judgment and the guidance is continually evolving. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income.

All of our rated investments as of March 31, 2004 were investment grade. A summary by issuer of unrated securities held at March 31, 2004 and December 31, 2003, follows (amounts in thousands):

	March 31,	December 31,
	2004	2003

Unrated securities:
Impact Community Capital LLC[4]	$2,023	$2,023
Impact C.I.L. Parent	2,444	2,444

Total non-investment grade and unrated securities	$4,467	$4,467

____________________________
4 Impact Community Capital LLC, is a limited partnership that was established under California’s COIN program (California Organized Investment Network), a voluntary association of California insurers providing funding for low cost housing projects.

The following table summarizes securities held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003

AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss

Fixed maturity securities with unrealized losses:
Exceeding $0.1 million and for:
Less than 6 months	2	$22,435	$222	4	$50,512	$680
6-12 months	1	4,872	226	2	8,509	662
More than 1 year	-	-	-	-	-	-
Less than $0.1 million	17	79,075	448	83	179,166	2,074

Total[5]	20	$106,382	$896	89	$238,187	$3,416

A summary by contractual maturity of bonds in an unrealized loss position by year of maturity follows:

	March 31, 2004		December 31, 2003

AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Bond Maturities
Due in one year or less	$3,778	$3,764	$2,519	$2,515
Due after one year through five years	8,274	8,196	78,687	77,590
Due after five years through ten years	41,870	41,362	47,026	45,975
Due after ten years	53,356	53,060	113,371	112,107

Total	$107,278	$106,382	$241,603	$238,187

Stock-based compensation. Under the provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make pro forma disclosures, as if the fair value based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had we recognized the fair value of stock-based awards is included in Notes 1 and 4 of the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements
This report contains statements that constitute forward-looking information. Investors are cautioned that these forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. You should not rely on forward-looking statements in this quarterly report on Form 10-Q. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. You can usually

____________________________
5 Fair value of fixed maturity securities with unrealized losses represents less than 10% and 20% of total fixed maturity securities at March 31, 2004 and December 31, 2003, respectively.

 identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” or “continue” or with the negative of these terms or other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Forward-looking statements include, among other things, discussions concerning our potential expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements may address, among other things:

  our strategy for growth;
  underwriting results;
  our expected combined ratio and growth of written premiums;
  product development;
  computer systems;
  regulatory approvals;
  market position;
  financial results;
  dividend policy; and
  reserves.
It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as:

  the effects of competition and competitors’ pricing actions;
  adverse underwriting and claims experience, including as a result of revived earthquake claims under SB 1899;
  customer service problems;
  the impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Woodland Hills, California;
  the outcome of pending litigation;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk we are exposed to other risks, including the credit risk related to our financial instruments and the underlying insurance risk related to our core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. The following table shows the financial statement carrying values of our financial instruments, which are reported at fair value. The estimated fair values at adjusted market rates/prices assumes a 100 basis point increase in market interest rates for the investment portfolio and a 100 basis point decrease in market interest rates for the debt. The following sensitivity analysis summarizes only the exposure to market interest rate risk as of March 31, 2004.

AMOUNTS IN MILLIONS March 31, 2004	Carrying Value	Estimated Fair Value at Adjusted Market Rates/Prices Indicated Below	Change in Value as a Percentage of Carrying Value

Fixed maturity investments available for sale	$1,284.3	$1,200.2	6.55%
Debt	146.9	156.0	6.19%

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

ITEM 4.   CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While management believes that the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

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

On February 11, 2004, the Company filed a Current Report on Form 8-K reporting its net earnings for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY INSURANCE GROUP

(Registrant)

Date:	April 22, 2004	/s/ Bruce W. Marlow

BRUCE W. MARLOW
President and Chief Executive Officer

Date:	April 22, 2004	/s/ Carmelo Spinella

CARMELO SPINELLA
Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

