Form 10-Q
period 2004-06-30
21ST CENTURY INSURANCE GROUP
filed 2004-07-23
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of July 15, 2004 was 85,470,364.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
	June 30,	December 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2004	2003

Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,243,240 and $1,183,526)	$1,229,413	$1,219,676
Cash and cash equivalents	98,686	65,010
Accrued investment income	14,732	14,746
Premiums receivable	107,606	104,638
Reinsurance receivables and recoverables	7,350	12,135
Prepaid reinsurance premiums	1,705	1,719
Deferred income taxes	79,827	76,611
Deferred policy acquisition costs	56,122	53,079
Leased property under capital lease, net of deferred gain of
$3,907 and $4,698 and net of accumulated amortization of
$18,596 and $12,397	37,126	42,534
Property and equipment, at cost less accumulated depreciation of
$62,663 and $60,070	114,248	101,237
Other assets	32,075	46,747

Total assets	$1,778,890	$1,738,132

Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$461,949	$438,323
Unearned premiums	330,127	312,254
Debt	144,069	149,686
Claim checks payable	42,124	45,702
Reinsurance payable	594	1,761
Other liabilities	93,435	89,716

Total liabilities	1,072,298	1,037,442

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized 110,000,000 authorized; shares issued and outstanding 85,470,364 and 85,435,505	85	85
Additional paid-in capital	419,850	419,245
Retained earnings	297,589	259,808
Accumulated other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments, net of deferred income taxes of ($4,839) and $12,653	(8,987)	23,497
Minimum pension liability in excess of unamortized prior service
cost, net of deferred income taxes of $1,047 and $1,047	(1,945)	(1,945)

Total stockholders’ equity	706,592	700,690

Total liabilities and stockholders’ equity	$1,778,890	$1,738,132

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2004	2003	2004	2003

Revenues
Net premiums earned	$327,021	$287,231	$645,241	$558,672
Net investment income	14,315	11,673	27,461	23,311
Other	—	14,065	—	14,065
Net realized investment gains	1,337	7,700	8,983	12,280

Total revenues	342,673	320,669	681,685	608,328

Losses and expenses
Net losses and loss adjustment expenses	244,556	228,182	492,070	481,525
Policy acquisition costs	54,782	47,766	108,472	91,209
Other operating expenses	9,844	390	16,244	4,033
Interest and fees expense	2,185	833	4,411	1,540

Total losses and expenses	311,367	277,171	621,197	578,307

Income before provision for income taxes	31,306	43,498	60,488	30,021
Provision for income taxes	9,932	14,347	19,289	7,580

Net income	$21,374	$29,151	$41,199	$22,441

Earnings per common share
Basic and diluted	$0.25	$0.34	$0.48	$0.26

Weighted average shares outstanding — basic	85,462,774	85,431,505	85,452,194	85,431,505

Weighted average shares outstanding — diluted	85,611,192	85,725,925	85,614,711	85,567,620

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock

		$ 0.001 par value

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive (Loss) Income		Total

Balance – January 1, 2004	85,435,505	$85	$419,245	$259,808		$21,552		$700,690
Comprehensive income	—	—	—	41,199	(1)	(32,484	)(2)	8,715
Cash dividends declared on common stock ($0.04 per share)	—	—	—	(3,418)		—		(3,418)
Other	34,859	—	605	—		—		605

Balance – June 30, 2004	85,470,364	$85	$419,850	$297,589		$(10,932)		$706,592

(1) Net income.

(2) Net change in accumulated other comprehensive (loss) income for the six months ended June 30, 2004, comprises unrealized losses on available-for-sale investments of $32,484 (net of income tax benefit of $17,492).

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2004	2003

Operating activities
Net income	$41,199	$22,441
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,603	10,465
Amortization of restricted stock grants	198	155
Provision for deferred income taxes	14,276	14,810
Realized gains on sale of investments	(8,983)	(12,280)
Changes in assets and liabilities:
Reinsurance balances	3,633	6,960
Federal income taxes	5,851	—
Other assets	(3,700)	(29,269)
Unpaid losses and loss adjustment expenses	23,626	33,571
Unearned premiums	17,873	33,281)
Claims checks payable	(3,578)	3,239
Other liabilities	12,035	1,847

Net cash provided by operating activities	116,033	85,220

Investing activities
Fixed maturities available-for-sale
Purchases	(693,343)	(340,510)
Calls or maturities	27,524	19,498
Sales	612,776	274,424
Purchases of property and equipment	(18,978)	(7,848)

Net cash used in investing activities	(72,021)	(54,436)

Financing activities
Repayment of debt	(5,617)	(4,721)
Dividends paid (per share: $0.06 and $0.04)	(5,126)	(3,417)
Proceeds from the exercise of stock options	407	—

Net cash used in financing activities	(10,336)	(8,138)

Net increase in cash and cash equivalents	33,676	22,646

Cash and cash equivalents, beginning of period	65,010	105,897

Cash and cash equivalents, end of period	$98,686	$128,543

Supplemental information:
Income taxes (refunded) paid	$(10,480)	$123
Interest paid	4,439	1,407

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 Unaudited

NOTE 1. BASIS OF PRESENTATION

21st Century Insurance Group and subsidiaries (the “Company”) prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

These condensed consolidated financial statements include all adjustments (consisting of normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

Earnings Per Share (“EPS”)

For each of the quarters and six-month periods ended June 30, 2004 and 2003, the numerator for the calculation of both basic and diluted earnings per common share is equal to net income reported for that period. The difference between basic and diluted earnings per share denominators is due to dilutive stock options. Options to purchase an aggregate of 6,634,593 and 5,850,135 shares of common stock during the second quarter and six months ended June 30, 2004, respectively, and 5,043,374 and 5,088,168 shares of common stock during the second quarter and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire at various points in time through May 2014.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic-value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2004 Unaudited

Had compensation cost for the Company’s stock-based compensation plans been determined based on the estimated fair value at the grant dates of options, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2004	2003	2004	2003

Net income, as reported	$21,374	$29,151	$41,199	$22,441

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	65	60	130	120
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,301)	(1,165)	(3,280)	(3,061)

Net income, pro-forma	$20,138	$28,046	$38,049	$19,500

Basic and diluted earnings per share:

As reported	$0.25	$0.34	$0.48	$0.26

Pro-forma	$0.24	$0.33	$0.44	$0.23

For pro-forma disclosure purposes, the fair value of stock options was estimated for grants during the periods ended June 30 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2004	2003

Risk-free interest rate:
Minimum	3.43%	2.65%
Maximum	4.24%	3.75%
Dividend yield	0.56%	0.67%
Volatility factor of the expected market price of the Company’s common stock:
Minimum	0.36	0.38
Maximum	0.41	0.40
Weighted-average expected life of the options	6 years	6 years

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2004 Unaudited

NOTE 2. HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and the Company obtained more information with which to estimate the ultimate cost of resolving its SB 1899 claims. Based on events occurring during the first quarter of 2003, the Company increased its 1994 Northridge earthquake/SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. The revised estimate was based on the pace and cost of settlements reached thus far, the actual costs incurred during that quarter, and the Company’s assessment of the expected length and intensity of the litigation arising out of the remaining claims. The estimate was subsequently increased by $1.0 million during the first quarter of 2004 based on the Company’s reassessment of its remaining estimated litigation costs.

A substantial majority of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. Substantially all of the Company’s remaining 1994 Earthquake claims are in litigation, including two seeking class action status. While the reserves established are the Company’s current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved.  The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive pre-trial preparation, and that no cases seeking class action status will be certified as a class action. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent these and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company’s current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

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

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $ 0.2 million and $ 0.5 million for the quarter and six months ended June 30, 2004, respectively, compared to $0 million and $37.0 million for the same periods in 2003.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2004 Unaudited

NOTE 3. COMMITMENTS AND CONTINGENCIES

Litigation. In the normal course of its business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. Many suits seek unspecified extracontractual and punitive damages as well as contractual damages under the Company’s insurance policies in excess of the Company’s estimates of its obligations under such policies. The Company has not established reserves for potential extracontractual or punitive damages, or for contractual damages in excess of estimates the Company believes are correct and reasonable under its insurance policies. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and/or risk of litigation. Other than possibly for contingencies discussed below and in the Company’s 2003 audited financial statements, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows.

The Company has recorded its best estimate of liability for outstanding matters where such estimates can be made. A range of potential losses in the event of a negative outcome is discussed where known.

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The Complaint requests injunctive and restitutionary relief against the Company under Business and Professions Code ("B&P") Sec. 17200 for alleged unfair business practices in violation of California Insurance Code ("CIC") Sec. 1861.02(c) relating to company rating practices. The Superior Court has stayed its decision pending the appellate courts’ decisions in Donabedian v. Mercury Insurance Company and Poirer v. State Farm Mutual Auto Insurance Company, which involve issues similar to Poss. An appellate court ruled against Mercury in the Donabedian case; oral arguments have been completed in Poirer but no decision has been announced. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time. The plaintiffs are seeking injunctive relief and unspecified restitutionary relief. A new case, Axen v. 21st Century Insurance Company, contains allegations similar to those in Poss. This matter is likewise in the pleading stages and no estimate of potential losses in the event of a negative outcome can be made at this time.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving 20th Century's (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner's claim. On March 1, 1994, Ramon Aguilera shot Mr. Gonzalez (the minor children's father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that 20th Century had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that 20th Century cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that 20th Century must pay the full amount of the underlying judgment, plus interest. The Company disagrees with this ruling and currently intends to appeal it at the first opportunity to do so. However, the court also denied 20th Century's motion for summary judgment against Aguilera on the grounds that there are triable issues of fact as to whether Aguilera is precluded from recovering damages as a consequence of his own inequitable conduct. These rulings appear to be legally inconsistent and a motion for clarification will be heard on July 27, 2004. On that same date, the court will schedule a trial on the remaining issues in the case, including punitive damages.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2004 Unaudited

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

NOTE 4. STOCK - BASED COMPENSATION

2004 Stock Option Plan

The stockholders approved the 2004 Stock Option Plan (the “2004 Plan”) at the Annual Meeting of Shareholders on May 26, 2004. The 2004 Plan supersedes the 1995 Stock Option Plan, which will remain in effect only as to outstanding awards under it. The 2004 Plan authorizes a Committee of the Board of Directors to grant stock options in respect of 4,000,000 shares to eligible employees and nonemployee directors, subject to the terms of the 2004 Plan. Additionally, under the 2004 Plan, the Committee may grant stock options in respect of shares that were subject to outstanding awards under the 1995 Stock Option Plan to the extent such awards expire, are terminated, are cancelled, or are forfeited for any reason without shares being issued.

At June 30, 2004, 5,236,051 stock options remain available for future grants under the 2004 Plan. Options granted to employees generally have ten-year terms and vest over various periods, generally three years. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company at that time. Currently, the Company uses the intrinsic-value method to account for stock-based compensation paid to employees for their services.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2004 Unaudited

A summary of securities issuable and issued for the Company’s stock option plans and the Restricted Shares Plan at June 30, 2004, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan	Restricted Shares Plan

Total number of securities authorized	10,000	4,000	1,422
Number of securities issued	(511)	—	(1,049)
Number of securities issuable upon the exercise of all outstanding options	(8,253)	—	—
Number of securities forfeited	1,522	—	—
Number of securities forfeited and returned to plan	(1,522)	—	156
Unused options assumed by 2004 Stock Option Plan	(1,236)	1,236	—

Number of securities remaining available for future grants under each plan	—	5,236	529

Exercise prices for options outstanding at June 30, 2004 ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.5 years.

A summary of the Company’s stock option activity for the six months ended June 30, 2004, and related information follows:

		Weighted-
	Number of	Average
AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Options	Exercise Price

Options outstanding December 31, 2003	6,744	$17.05
Granted in 2004	1,630	14.36
Exercised in 2004	(35)	14.25
Forfeited in 2004	(86)	14.23

Options outstanding June 30, 2004	8,253	$16.56

Options exercisable numbered 5,171,468 and 3,616,154 at June 30, 2004 and 2003, respectively.

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

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2004 Unaudited

Components of Net Periodic Cost

Net pension costs for all plans were comprised of the following:

	Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2004	2003

Service cost	$2,979	$2,127
Interest cost	3,221	2,601
Expected return on plan assets	(3,223)	(2,284)
Amortization of prior service cost	52	43
Amortization of net loss	989	932

Total	$4,018	$3,419

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute to its pension plans in 2004. As of June 30, 2004, no contributions have been made. After consideration of currently available information, the Company continues to anticipate that it will not contribute any funds to any of its pension plans in 2004.

NOTE 6. SEGMENT INFORMATION

The Company’s Personal Auto Lines reportable segment primarily markets and underwrites personal automobile, motorcycle and umbrella insurance. The Company’s Homeowner and Earthquake Lines in Runoff reportable segment, which is in runoff, manages the wind-down of the Company’s homeowner and earthquake programs. The Company has not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on the pool from two years prior. Since we ceased writing direct homeowners business in 2002, the Company will continue to receive assignments in the 2004 calendar year.

The Company evaluates segment performance based on profit or loss from operations before income taxes (i.e., underwriting profit or loss, which excludes interest income and expense). The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. All revenues are generated from external customers.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2004 Unaudited

Segment information is as follows:

		Homeowner and
	Personal	Earthquake
AMOUNTS IN THOUSANDS	Auto Lines	Lines in Runoff [1]	Total

Three Months Ended June 30, 2004
Net premiums earned	$326,965	$56	$327,021
Segment profit (loss)	18,007	(168)	17,839

Three Months Ended June 30, 2003
Net premiums earned	$287,231	$—	$287,231
Segment profit	10,893	—	10,893

Six Months Ended June 30, 2004
Net premiums earned	$645,130	$111	$645,241
Segment profit (loss)	28,843	(388)	28,455

Six Months Ended June 30, 2003
Net premiums earned	$558,672	$—	$558,672
Segment profit (loss)	18,905	(37,000)	(18,095)

The following table reconciles our segment profit (loss) to our consolidated income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS	2004	2003	2004	2003

Segment profit (loss)	$17,839	$10,893	$28,455	$(18,095)
Net investment income	14,315	11,673	27,461	23,311
Net realized investment gains	1,337	7,700	8,983	12,280
Other revenues	—	14,065	—	14,065
Interest and fees expense	(2,185)	(833)	(4,411)	(1,540)

Income before provision for income taxes	$31,306	$43,498	$60,488	$30,021

[1] Revenue represents premium earned as a result of the Company's participation in the California FAIR Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We primarily market and underwrite personal automobile, motorcycle, and umbrella insurance in California. We also provide personal automobile insurance in four other western states (Arizona, Nevada, Oregon and Washington) and three midwestern states (Illinois, Indiana and Ohio). We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004.1 We believe that we have a reputation for high quality customer service and for being among the most efficient and lowest-cost providers of personal auto insurance in the markets we serve.

Net income for the quarter ended June 30, 2004 was $21.4 million, or $0.25 per share, compared to net income of $29.2 million, or $0.34 per share, for the quarter ended June 30, 2003. The 2003 quarterly results included nonrecurring nonoperational items that increased net income by $9.1 million, or $0.11 per share. For the six months ended June 30, 2004, net income was $41.2 million, or $0.48 per share, compared to $22.4 million, or $0.26 per share, for the same period in 2003. The results for the six months ended June 30, 2003 include the second quarter nonrecurring nonoperational income items of $9.1 million after-tax, or $0.11 per share, and a first quarter after-tax charge of $24.1 million, or $0.28 per share, to strengthen reserves on the 1994 Northridge earthquake claims.

Our primary goals include realizing 15% growth in direct premiums written and attaining a 96% combined ratio for our personal auto lines. The Company showed continued strength in its core personal auto lines results:

•
Direct premiums written increased 7.9% to $324.8 million in the second quarter ended June 30, 2004, compared to $300.9 million in the second quarter of 2003. For the six months ended June 30, 2004, direct premiums written increased 11.9% to $665.3 million compared to $594.5 million for the same period in 2003.

•
The combined ratio improved to 94.5% in the second quarter of 2004 compared to 96.2% for the same quarter a year ago. For the six months ended June 30, 2004, the combined ratio improved to 95.5% from 96.6% in 2003.

•
Underwriting profit increased 65.3% for the three months ended June 30, 2004 to $18.0 million from $10.9 million in the second quarter of 2003. For the six months ended June 30, 2004, underwriting profit was $28.8 million, an increase of 52.6% over underwriting profit of $18.9 million for same period in 2003.

Cash flow from operations increased by 25.9% to $58.5 million for the second quarter of 2004 from $46.4 million in the second quarter of 2003. For the six months ended June 30, 2004, cash flow from operations increased by 36.2% to $116.0 million from $85.2 million for the same period in 2003. This resulted in an overall increase in total assets to $1.779 billion at June 30, 2004 from $1.738 billion at December 31, 2003.

Statutory surplus increased by $56.8 million, or 10.6%, to $591.8 million at June 30, 2004 from $535.0 million at December 31, 2003. Stockholders’ equity and book value per share increased by $5.9 million to $706.6 million and $0.07 to $8.27, respectively, at June 30, 2004 from $700.7 million and $8.20, respectively, at December 31, 2003.

See “Results of Operations” for more details as to our overall and personal auto lines results.

[1] Results from these new markets are not expected to be material in 2004.

The remainder of our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Financial Condition

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Results of Operations

•	Underwriting Results

•	Investment Income

•	Critical Accounting Policies

•	Forward-Looking Statements

Financial Condition

All of our rated investments as of June 30, 2004 were investment-grade. Of our total investments at June 30, 2004, approximately 24.4% were invested in tax-exempt, fixed-income securities, compared to 61.7% at December 31, 2003. We decreased the percentage of total investments in tax-exempt securities to accelerate our net operating loss utilization, improve cash flow and continue to shorten the duration of the portfolio.

As of June 30, 2004, the pre-tax net unrealized loss on investments was $13.8 million (unrealized gains of $15.6 million and unrealized losses of $29.4 million) compared to a pre-tax net unrealized gain of $36.1 million at December 31, 2003 (unrealized gains of $39.5 million and unrealized losses of $3.4 million). Our policy is to investigate, on a quarterly basis, any investment for possible “other-than-temporary” impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the quarters ended June 30, 2004 or 2003.

Premiums receivable were $107.6 million at June 30, 2004, compared to $104.6 million at December 31, 2003, with the increase mainly attributable to growth in our customer base. Balances past due 90 days or more totaled $0.4 million and $0.6 million at June 30, 2004 and December 31, 2003, respectively. Company policy is to write off receivable balances when they become past due 180 days. At June 30, 2004 and December 31, 2003, we recorded an allowance for doubtful accounts of $1.3 million and $0.9 million, respectively.

Prepaid reinsurance premiums and reinsurance payables were $1.7 million and $0.6 million at June 30, 2004, compared to $1.7 million and $1.8 million at December 31, 2003, respectively. The decline in reinsurance payables is primarily due to the runoff related to the cancellation of the quota share treaty with American International Group, Inc. (“AIG”) subsidiaries.

Increased advertising, sales and customer service costs through June 30, 2004, associated with increased customer volume, contributed to an increase in deferred policy acquisition costs (“DPAC”) of $3.0 million to $56.1 million, compared to $53.1 million at December 31, 2003. Our DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and LAE with respect to our lines of business:

	June 30, 2004		December 31, 2003

AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net

Unpaid Losses and LAE
Personal auto lines	$449,707	$445,272	$419,913	$413,348
Homeowner and earthquake lines in runoff	12,242	10,910	18,410	16,011

Total	$461,949	$456,182	$438,323	$429,359

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS	2004	2003	2004	2003

Net losses and LAE incurred related to insured events of:
Current year	$244,406	$228,182	$491,540	$444,525
Prior years	150	—	530	37,000

Total	$244,556	$228,182	$492,070	$481,525

At June 30, 2004, unpaid losses and LAE increased $26.8 million from the prior year end to $456.2 million. In the first six months of 2004, net adverse reported loss development for the prior accident years was $0.5 million. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operating income. It is management’s belief that the unpaid losses and LAE are adequate to cover unpaid losses and LAE as of June 30, 2004. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or adversely develop and materially differ from our unpaid losses and LAE as of June 30, 2004. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

The process of making quarterly changes to unpaid losses and LAE begins with the preparation of several point estimates of unpaid losses and LAE, a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss ratio. Our actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and they use their experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage. Meetings are held with appropriate departments to discuss significant issues as a result of the review. This process culminates in a reserve meeting to review the unpaid losses and LAE. The basis for carried unpaid losses and LAE is the overall actuarial point estimate. Other relevant internal and external factors considered include a qualitative assessment of inflation and other economic conditions, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, exposure and policy forms, claims handling, and geographic distribution shifts. As a result of the meeting, unpaid losses and LAE are finalized and we record quarterly changes in unpaid losses and LAE for each of our coverages. The change in unpaid losses and LAE for the quarter for each coverage is the difference between net ultimate losses and LAE and the net paid losses and LAE recorded through the end of the quarter. The overall change in our unpaid losses and LAE is based on the sum of these coverage level changes.

The point estimate methods include the use of paid loss triangles, incurred loss triangles, claim count triangles, severity triangles, as well as expected loss ratio methods. Quantitative techniques frequently have to be supplemented by subjective consideration, including managerial judgment, to assure management satisfaction that the overall unpaid losses and LAE are adequate to meet projected losses. For example, in property damage coverages, repair cost trends by geographic region vary significantly. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the quarter-to-quarter growth in loss costs recognized.

Judgment is required in analyzing the appropriateness of the various methods and factors to avoid overreacting to data anomalies that may distort such prior trends. For example, changes in limits distributions or development in the most recent accident quarters would require more actuarial judgment. We do not believe disclosure of specific point estimates calculated by the actuaries would be meaningful. Any one actuarial point estimate is based on a particular series of judgments and assumptions of the actuary. Another actuary may make different assumptions, and therefore reach a different point estimate. So long as the series of judgments and assumptions are reasonable, no one such point estimate is necessarily a better estimate than another point estimate.

There is a potential for significant variation in developing unpaid losses and LAE. Most automobile claims are reported within two to three months whereas the estimate of ultimate severities exhibits greater variablility at the same maturity. Generally, actual historical loss development factors are used to project future loss development, and there can be no assurance that future loss development patterns will be the same as in the past. However, we believe that our reserving methodologies are in line with other personal lines insurers and would normally expect ultimate unpaid losses and LAE development to vary by as much as 5% of the carried unpaid losses and LAE.

As a result of the significant growth in the non-Los Angeles County regions, the Company has experienced changes in the mix of business relative to geography and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is property damage and collision severity in the San Francisco and bay area regions, which have significantly different repair costs and have exhibited significant policy growth. A 5% change in the severity assumption for these regions would result in an increase or decrease in total unpaid losses and LAE of 2.1%, or $9.6 million.

While we have settled a substantial majority of earthquake claims and are making progress in resolving outstanding litigation, estimates of both the litigation costs and ultimate settlement or judgment amounts related to these claims are subject to a high degree of uncertainty. Please see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional background on the Northridge Earthquake and SB 1899.

Stockholders’ equity and book value per share increased to $706.6 million and $8.27 at June 30, 2004, compared to $700.7 million and $8.20 at December 31, 2003. The net increase in stockholders’ equity for the six months ended June 30, 2004 was primarily due to net income of $41.2 million, approximately $0.4 million in proceeds from stock option exercises, a decrease in net unrealized investment gains of $32.5 million and dividends to stockholders of $3.4 million.

Liquidity and Capital Resources

21st Century Insurance Group. Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the current uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries in California. See the discussion of the Ceridian case in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1.

In December 2003, we completed a private offering of $100 million principal amount of 5.9 % Senior Notes due in December 2013. The effective interest rate on the Senior Notes when all offering costs are taken into account and amortized over the term of the Senior Notes is approximately 6 percent per annum. Of the $99.2 million net proceeds from the offering, $85 million was used to increase the statutory surplus of our wholly-owned insurance subsidiary, 21st Century Insurance Company, and the balance was retained by our holding company.

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

Our holding company’s significant cash obligations over the next several years consist of interest payments on the Senior Notes (approximately $5.9 million annually) and the estimated cost to complete our new claims, underwriting and policy servicing system (approximately $23.6 million), exclusive of any dividends to stockholders that our directors may declare, and the repayment of the $100 million principal on the Senior Notes due in 2013. We expect to be able to meet those obligations from sources of cash currently available (i.e., payments received from the intercompany lease and cash and investments at the holding company, which totaled $16.2 million at June 30, 2004) plus additional funds obtained from the capital markets or from dividends received from our insurance subsidiaries. Absent a favorable resolution of the state income tax issue regarding taxability of intercompany dividends received by insurance holding companies, we may have to pay additional California state income taxes of up to approximately 8.9% on the amount of any such dividends received. See the discussion of the Ceridian case in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1.

Our insurance subsidiaries in 2004 could pay $79.3 million as dividends to us without prior written approval from insurance regulatory authorities. We are unlikely to have our insurance subsidiaries pay dividends to our holding company in 2004 as long as the uncertainty persists over the taxability by California of intercompany dividends.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last ten quarters and have thereby enhanced our liquidity. In California, where approximately 97% of our policies are written, we implemented a 3.9% auto premium rate increase effective April 1, 2003. However, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, we remain exposed to possible upward development in previously recorded reserves for claims pursuant to SB 1899. As a result of such uncertainties, underwriting losses could occur in the future. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings, which in turn could negatively impact our liquidity.

As of June 30, 2004, our insurance subsidiaries had a combined statutory surplus of $591.8 million compared to $535.0 million at December 31, 2003. The change in statutory surplus was primarily due to statutory net income of $54.5 million, a decrease in nonadmitted assets of $5.7 million, and a $3.7 million decrease in the deferred income tax asset. Our ratio of net premiums written to statutory surplus was 2.2 at June 30, 2004, compared to 2.3 at December 31, 2003.

On June 15, 2004 the CDI finalized its examination report on the statutory financial statements for the Company’s California-domiciled insurance subsidiaries for the three-year period ended December 31, 2002. The report did not require the insurance subsidiaries to restate those financial statements.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended June 30, 2004.

Results of Operations

Overall Results. We reported net income of $21.4 million, or earnings per share (basic and diluted) of $0.25, on direct premiums written of $324.8 million in the quarter ended June 30, 2004, compared to a net income of $29.2 million, or earnings per share (basic and diluted) of $0.34, on direct premiums written of $300.9 million for the same quarter last year. For the six months ended June 30, 2004, net income was $41.2 million, or earnings per share (basic and diluted) of $0.48, on direct premiums written of $665.5 million. Net income for the six months ended June 30, 2003, was $22.4 million, or earnings per share (basic and diluted) of $0.26, on direct premiums written of $594.5 million. These results include: (i) after-tax charges for 1994 Northridge earthquake costs of $24.1 million for the six months ended June 30, 2003 and (ii) after-tax net income of $9.1 million for the quarter ended June 30, 2003 resulting from a non-recurring, non-operational item and a favorable tax settlement with the IRS.

The following table presents the components of our personal auto lines underwriting profit or loss and the components of the combined ratio:

PERSONAL AUTO LINES	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS	2004	2003	2004	2003

Direct premiums written	$324,750	$300,924	$665,343	$594,540

Net premiums written	$323,613	$299,743	$663,017	$592,223

Net premiums earned	$326,965	$287,231	$645,130	$558,672
Net loss and loss adjustment expenses	244,332	228,182	491,571	444,525
Underwriting expenses incurred	64,626	48,156	124,716	95,242

Personal auto lines underwriting profit	$18,007	$10,893	$28,843	$18,905

Ratios:
Loss and LAE ratio	74.7%	79.4%	76.2%	79.6%
Underwriting expense ratio	19.8%	16.8%	19.3%	17.0%

Combined ratio	94.5%	96.2%	95.5%	96.6%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS, NET OF TAX	2004	2003	2004	2003

Personal auto lines underwriting profit	$18,007	$10,893	$28,843	$18,905
Homeowner and earthquake lines in runoff, underwriting loss	(168)	—	(388)	(37,000)
Net investment income	14,315	11,673	27,461	23,311
Realized investment gains	1,337	7,700	8,983	12,280
Other revenues	—	14,065	—	14,065
Interest and fees expense	(2,185)	(833)	(4,411)	(1,540)
Federal income tax expense	(9,932)	(14,347)	(19,289)	(7,580)

Net income	$21,374	$29,151	$41,199	$22,441

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

Underwriting Results

Personal Auto. Personal automobile insurance is the primary line of business. Vehicles insured outside of California accounted for less than 3% of our direct written premiums in the three and six months ended June 30, 2004 and 2003.

Direct premiums written in the three months ended June 30, 2004, increased $23.9 million (7.9%) to $324.8 million compared to $300.9 for the same period in 2003. This increase was primarily due to a higher number of insured vehicles. Direct premiums written for the six months ended June 30, 2004, increased $70.8 million (11.9%) to $665.3 million, compared to $594.5 million for the same period in 2003, primarily due to a higher number of insured vehicles generated through active advertising for new customers and product innovations.

Net premiums earned increased $39.7 million (13.8%) to $326.9 million for the three months ended June 30, 2004, compared to $287.2 million for the same period a year ago. The increase is primarily due to the higher number of insured vehicles, as previously mentioned. Net premiums earned increased $86.4 million (15.5%) to $645.1 million for the six months ended June 30, 2004, compared to $558.7 million for the same period in 2003. The growth rate in net premiums earned exceeds that of the direct premiums written for these periods primarily because of the termination of the AIG quota share reinsurance program effective September 1, 2002.

Net losses and LAE incurred increased $16.1 million (7.1%) to $244.3 million for the three months ended June 30, 2004, compared to $228.2 million for the same period last year. For the six months ended June 30, 2004, net losses and LAE incurred increased $47.1 million (10.6%) to $491.6 million, compared to $444.5 million for the same period in 2003.

The ratios of loss and LAE to net premiums earned were 74.7% and 79.4% for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the ratios were 76.2% and 79.6%, respectively. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the second quarter of 2004 and of 2003 were less than 1%. In general, changes in estimate are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The ratios of net underwriting expenses to net premiums earned were 19.8% and 16.8% for the quarters ended June 30, 2004 and 2003, respectively. The ratios of net underwriting expenses to net premiums earned were 19.3% and 17.0% for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 was primarily due to growth in advertising, sales and customer service costs associated with the growth in number of policies. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas.

The combined ratio was 94.5% for the quarter ended June 30, 2004, compared to 96.2% for the same period a year ago. The combined ratios for the six months ended June 30, 2004 and 2003 were 95.5% and 96.6%, respectively. The improvement resulted mainly from the decrease in net losses and LAE incurred, offset by increases in advertising, sales and customer service costs. Company management remains focused on achieving sustainable 15% growth in direct premiums written and a combined ratio of 96%.

Homeowner and Earthquake Lines in Runoff. Underwriting results of the homeowner and earthquake lines, which are in runoff, were losses and LAE incurred of $0.2 million for the three months ended June 30, 2004 and no loss and LAE incurred for the same period a year ago. For the six months ended June 30, 2004 and 2003, losses and LAE for those same lines were $0.5 million and $37.0 million, respectively, of which the earthquake lines accounted for $1.0 million and $37.0 million, respectively. We have not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002. Earthquake LAE incurred was $1.0 million in the first quarter of 2004, as reserves were increased to provide for additional legal defense costs expected to be incurred in settling outstanding claims.

We have executed various transactions to exit from our homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company (“Balboa”), a subsidiary of Countrywide Financial Corporation (“Countrywide”), 100% of homeowner unearned premium reserves and losses on or after that date were ceded to Balboa. Under the terms of this agreement, we retain certain loss adjustment expenses. We began non-renewing homeowner policies expiring on February 21, 2002, and thereafter. Substantially all of these customers were offered homeowner coverage through an affiliate of Countrywide. We have completed this process and no longer have any homeowner policies in force. During the first quarter of 2004, we reached an interim settlement with Balboa based on re-estimated ultimate loss and ALAE ratios, which resulted in a $1.1 million reduction of incurred losses previously recorded.

Investment Income

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio. The entire portfolio is investment-grade. Net investment income was $14.3 million for the quarter ended June 30, 2004 compared to $11.7 million for the same quarter in 2003. Net investment income for the six months ended June 30, 2004 and 2003, was $27.5 million and $23.3 million, respectively. The average annual pre-tax yields on invested assets for the quarters ended June 30, 2004 and 2003 were 4.4% and 4.5%, respectively. The average annual pre-tax yields on invested assets for the six months ended June 30, 2004 and 2003 were 4.3% and 4.5%, respectively. The average annual after-tax yields on invested assets for the quarters ended June 30, 2004 and 2003 were 3.3% and 3.9%, respectively. The average annual after-tax yields on invested assets for the six months ended June 30, 2004 and 2003 were 3.3% and 3.8%, respectively.

Net realized gains on the sale of investments and fixed assets were $1.3 million (gross realized gains were $2.3 million, gross realized losses were $1.0 million) and $9.0 million (gross realized gains were $11.3 million, gross realized losses were $2.3 million) for the second quarter and six months ended June 30, 2004 compared to $7.7 million (gross realized gains were $7.9 million, gross realized losses were $0.2 million) and $12.3 million (gross realized gains were $12.7 million, gross realized losses were $0.4 million) for the same periods in 2003. At June 30, 2004, $300.4 million (24.4%) of our total investments at fair value were invested in tax-exempt bonds with the remainder, representing 75.6% of the portfolio, invested in taxable securities, compared to 61.7% and 38.3%, respectively, at December 31, 2003.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate, although we continue to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustment as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations. Changes in the estimates for these liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated liability for unpaid losses and LAE would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

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

At June 30, 2004, our DTAs total $148.5 million, and our DTLs total $68.7 million. The net of those amounts, $79.8 million, represents the net deferred tax asset reported in the condensed consolidated balance sheet.

We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for- dollar basis in the year in which any such recognition were to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Portions of our NOL carryforward are scheduled to expire beginning in 2011, as shown in the table below (amounts in millions):

Year of Expiration	NOL Excluding 21st of Arizona	SRLY[2] NOL of 21st of Arizona	Consolidated NOL

2011	$—	$0.6	$0.6
2017	—	2.0	2.0
2018	—	1.1	1.1
2019	—	1.5	1.5
2020	72.8	3.2	76.0
2021	134.6	2.2	136.8
2022	37.3	—	37.3

Totals	$244.7	$10.6	$255.3

Our core business has generated an underwriting profit for the past ten quarters. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of June 30, 2004. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DPAC”) include premium taxes and other variable costs incurred in connection with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

[2] “SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by our 21st of Arizona subsidiary may be utilized against this portion of our NOL.

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

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (“SAB”) No. 59, Noncurrent Marketable Equity Securities, Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment of Certain Investments, EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and related guidance, which is evolving. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in the second quarter ended June 30, for the years 2004 and 2003.

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

All of our rated investments as of June 30, 2004 were investment grade. A summary by issuer of unrated securities held at June 30, 2004 and December 31, 2003, follows:

	June 30,	December 31,
AMOUNTS IN THOUSANDS	2004	2003

Unrated securities:
Impact Community Capital LLC[3]	$2,023	$2,023
Impact C.I.L. Parent	5,111	2,444

Total unrated securities	$7,134	$4,467

[3]Impact Community Capital LLC, is a limited partnership that was established under California’s COIN program (California Organized Investment Network), a voluntary association of California insurers providing funding for low cost housing projects.

The following table summarizes securities held having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions:

	June 30, 2004			December 31, 2003

AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss

Fixed maturity securities with unrealized losses:
Exceeding $0.1 million and for:
Less than 6 months	66	$695,838	$26,860	4	$50,512	$680
6-12 months	1	1,833	163	2	8,509	662
More than 1 year	3	8,468	739	—	—	—
Less than $0.1 million	53	86,138	1,688	83	179,166	2,074

Total	123	$792,277	$29,450	89	$238,187	$3,416

A summary by contractual maturity of bonds in an unrealized loss position by year of maturity follows:

	June 30, 2004		December 31, 2003

AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Bond Maturities
Due in one year or less	$10,968	$10,937	$2,519	$2,515
Due after one year through five years	31,600	30,850	78,687	77,590
Due after five years through ten years	478,903	461,388	47,026	45,975
Due after ten years	300,256	289,102	113,371	112,107

Total	$821,727	$792,277	$241,603	$238,187

Stock-based compensation. Under the provisions of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make pro-forma disclosures, as if the fair value based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had we recognized the fair value of stock-based awards is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Forward-looking statements include, among other things, discussions concerning our potential expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements may address, among other things:

•	our strategy for growth;

•	underwriting results;

•	our expected combined ratio and growth of written premiums;

•	product development;

•	computer systems;

•	regulatory approvals;

•	market position;

•	financial results;

•	dividend policy; and

•	reserves.

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as:

•	the effects of competition and competitors’ pricing actions;

•	adverse underwriting and claims experience, including as a result of revived earthquake claims under SB 1899;

•	customer service problems;

•	the impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Woodland Hills, California;

•	the outcome of pending litigation;

•	information system problems, including failures to implement information technology projects on time and within budget;

•	adverse developments in financial markets or interest rates;

•
results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases and product changes and adverse actions taken by state regulators in market conduct examinations; and

•	our ability to service the senior notes, including our ability to receive dividends and/or sufficient payments from our subsidiaries to service our obligations.

We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk we are exposed to other risks, including the credit risk related to our financial instruments and the underlying insurance risk related to our core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. The following table shows the financial statement carrying values of our financial instruments. The estimated fair values at adjusted market rates/prices assumes a 100 basis point increase in market interest rates for the investment portfolio and a 100 basis point decrease in market interest rates for the debt.

The following sensitivity analysis summarizes only the exposure to market interest rate risk as of June 30, 2004.

AMOUNTS IN MILLIONS	Carrying Value	Estimated Fair Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value

Fixed maturity investments available for sale, at fair value	$1,229.4	$1,137.7	7.40%
Debt	144.1	152.7	5.97%

Our cash flow from operations and short-term cash position generally is more than sufficient to meet our obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. For all of our financial assets and liabilities, we seek to maintain reasonable average durations, currently approximately 5.7 years, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. Financial instruments are not used for trading purposes.

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

Based on their evaluation as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders occurred on May 26, 2004, in which the following individuals were elected as directors: John B. De Nault, III, Carlene M. Ellis, R. Scott Foster, M.D., Roxani M. Gillespie, Jeffrey L. Hayman, Phillip L. Isenberg, Bruce W. Marlow, James P. Miscoll, Keith W. Renken, Robert M. Sandler and Howard I. Smith. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2004, adopted the 21st Century Insurance Group Chief Executive Officer Short Term Incentive Plan and adopted the 21st Century Insurance Group Stock Option Plan.

The shareholders voted as follows:

Proposals	For	Against	Withhold or Abstain

Election of Directors
J. B. De Nault, III	77,412,797	6,542,976
C. M. Ellis	76,982,597	6,973,176
R. S. Foster, M.D.	76,941,497	7,014,276
R. M. Gillespie	74,561,738	9,394,035
J. L. Hayman	74,533,799	9,421,974
P. L. Isenberg	76,982,597	6,973,176
B. W. Marlow	74,557,084	9,398,689
J. P. Miscoll	74,594,499	9,361,274
K. W. Renken	76,982,597	6,973,176
R. M. Sandler	74,929,228	9,026,545
H. I. Smith	74,992,330	8,963,443

Appointment of PricewaterhouseCoopers LLP	82,476,607	1,388,084	91,082

Adoption of 21st Century Insurance Group Chief Executive Officer Short Term Incentive Plan	78,871,107	2,350,551	123,096

Adoption of 21st Century Insurance Group Stock Option Plan	70,052,654	11,185,762	106,339

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
	31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 23, 2004, the Company filed a Current Report on Form 8-K reporting its net earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY INSURANCE GROUP

(Registrant)

Date:	July 21, 2004	/s/ Bruce W. Marlow

BRUCE W. MARLOW
President and Chief Executive Officer

Date:	July 21, 2004	/s/ Carmelo Spinella

CARMELO SPINELLA
Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

