Form 10-Q
period 2004-09-30
21ST CENTURY INSURANCE GROUP
filed 2004-10-21
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of October 12, 2004 was 85,480,312.

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
	September 30,	December 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2004	2003
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,305,484 and $1,183,526)	$1,329,813	$1,219,676
Equity securities available-for-sale, at fair value (cost: $39,613)	39,476	—
Total investments	1,369,289	1,219,676
Cash and cash equivalents	34,754	65,010
Accrued investment income	15,107	14,746
Premiums receivable	117,028	104,638
Reinsurance receivables and recoverables	6,975	12,135
Prepaid reinsurance premiums	1,769	1,719
Deferred income taxes	62,015	76,611
Deferred policy acquisition costs	58,903	53,079
Leased property under capital lease, net of deferred gain of
$3,511 and $4,698 and net of accumulated amortization of
$21,695 and $12,397	34,422	42,534
Property and equipment, at cost less accumulated depreciation of
$65,248 and $60,070	121,739	101,237
Other assets	35,846	46,747
Total assets	$1,857,847	$1,738,132
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$486,080	$438,323
Unearned premiums	341,469	312,254
Debt	141,200	149,686
Claim checks payable	40,142	45,702
Reinsurance payable	661	1,761
Other liabilities	93,939	89,716
Total liabilities	1,103,491	1,037,442
Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued and outstanding 85,478,962 and 85,435,505	85	85
Additional paid-in capital	420,052	419,245
Retained earnings	320,439	259,808
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments, net of deferred income taxes of $8,467 and $12,653	15,725	23,497
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $1,047 and $1,047	(1,945)	(1,945)
Total stockholders’ equity	754,356	700,690
Total liabilities and stockholders’ equity	$1,857,847	$1,738,132

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2004	2003	2004	2003
Revenues
Net premiums earned	$333,440	$303,675	$978,681	$862,347
Net investment income	15,118	11,350	42,579	34,660
Other	—	—	—	14,065
Net realized investment (losses) gains	(162)	836	8,821	13,116
Total revenues	348,396	315,861	1,030,081	924,188
Losses and expenses
Net losses and loss adjustment expenses	252,359	240,926	744,429	722,452
Policy acquisition costs	55,866	49,857	164,338	143,767
Other operating expenses	8,942	7,234	25,186	8,567
Interest and fees expense	2,116	797	6,527	2,337
Total losses and expenses	319,283	298,814	940,480	877,123
Income before provision for income taxes	29,113	17,047	89,601	47,065
Provision for income taxes	4,554	4,338	23,843	11,918
Net income	$24,559	$12,709	$65,758	$35,147

Earnings per common share
Basic and diluted	$0.29	$0.15	$0.77	$0.41
Weighted average shares outstanding - basic	85,473,603	85,432,838	85,459,383	85,431,949
Weighted average shares outstanding - diluted	85,579,863	85,745,822	85,603,010	85,621,463

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
	Common Stock
		$0.001 par value			Accumulated Other
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance - January 1, 2004	85,435,505	$85	$419,245	$259,808	$21,552	$700,690
Comprehensive income (loss)	—	—	—	65,758(1)	(7,772)(2)	57,986
Cash dividends declared on common stock ($0.06 per share)	—	—	—	(5,127)	—	(5,127)
Other	43,457	—	807	—	—	807
Balance - September 30, 2004	85,478,962	$85	$420,052	$320,439	$13,780	$754,356

(1)	Net income
(2)	Net change in accumulated other comprehensive income (loss) for the nine months ended September 30, 2004, comprises net unrealized losses arising during the period on available-for-sale investments of $7,772 (net of income tax benefit of $4,186).

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS
Nine Months Ended September 30,	2004	2003
Operating activities
Net income	$65,758	$35,147
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,047	16,435
Amortization of restricted stock grants	297	247
Provision for deferred income taxes	18,781	18,781
Realized gains on sale of investments	(8,738)	(12,894)
Changes in assets and liabilities:
Reinsurance balances	4,009	11,657
Federal income taxes	697	(6,863)
Other assets	(18,324)	(35,320)
Unpaid losses and loss adjustment expenses	47,757	45,041
Unearned premiums	29,215	52,667
Claims checks payable	(5,560)	4,683
Other liabilities	14,272	15,684
Net cash provided by operating activities	169,211	145,265
Investing activities
Investments available-for-sale
Purchases	(809,793)	(516,673)
Calls or maturities	29,847	30,110
Sales	623,157	300,480
Purchases of property and equipment	(29,567)	(13,327)
Net cash used in investing activities	(186,356)	(199,410)
Financing activities
Repayment of debt	(8,495)	(7,434)
Dividends paid (per share: $0.06 and $0.04)	(5,126)	(3,417)
Proceeds from the exercise of stock options	510	—
Net cash used in financing activities	(13,111)	(10,851)

Net decrease in cash and cash equivalents	(30,256)	(64,996)

Cash and cash equivalents, beginning of period	65,010	105,897
Cash and cash equivalents, end of period	$34,754	$40,901

Supplemental information:
Income taxes (refunded) paid	$(474)	$123
Interest paid	5,072	2,211

See accompanying notes to condensed consolidated financial statements.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

NOTE 1. FINANCIAL STATEMENT PRESENTATION

General

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

These condensed consolidated financial statements include all adjustments (consisting of normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

Earnings Per Share (“EPS”)

For each of the three and nine months ended September 30, 2004 and 2003, the numerator for the calculation of both basic and diluted earnings per common share is equal to net income reported for that period. The difference between basic and diluted earnings per share denominators is due to dilutive stock options. Options to purchase an aggregate of 6,568,759 and 6,091,424 shares of common stock during the third quarter and nine months ended September 30, 2004, respectively, and 5,158,294 and 5,118,802 shares of common stock during the three and nine months ended September 30, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire at various points in time through July 2014.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic-value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

Had compensation cost for the Company’s stock-based compensation plans been determined based on the estimated fair value at the grant dates of options, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2004	2003	2004	2003
Net income, as reported	$24,559	$12,709	$65,758	$35,147
Add: Stock-based employee compensation expense
included in reported net income, net of related tax
effects	66	60	196	180
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1,401)	(1,550)	(4,681)	(4,608)
Net income, pro-forma	$23,224	$11,219	$61,273	$30,719
Basic and diluted earnings per share:
As reported	$0.29	$0.15	$0.77	$0.41
Pro-forma	$0.27	$0.13	$0.72	$0.36

For pro-forma disclosure purposes, the fair value of stock options was estimated for grants during the periods ended September 30 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2004	2003
Risk-free interest rate:
Minimum	3.43%	2.65%
Maximum	4.24%	3.75%

Dividend yield	0.56%	0.67%

Volatility factor of the expected market price
of the Company’s common stock:
Minimum	0.36	0.38
Maximum	0.41	0.40

Weighted-average expected life of the options	6 years	6 years

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of Accounting Research Bulleting No. 51 (“FIN 46”), and amended it in December 2003. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation.

FIN 46 also requires disclosures about VIEs that companies are not required to consolidate but in which a company has a significant variable interest. On August 29, 2003, the Company funded a revolving loan agreement with Impact C.I.L., LLC (“Impact C.I.L.”), a VIE. At present the Company has contributed $5.1 million to be used to purchase mortgage loans in economically disadvantaged areas. The Company is not the primary beneficiary of the VIE and participates at an 11.11% level in the entity’s funding activities. Potential losses are limited to the amount invested as well as associated operating fees.

The Company’s maximum commitment is for up to 11.11% ($24.0 million) of $216.0 million of participation. The mortgages purchased with these funds may be securitized. Otherwise, the loan will be liquidated in 10 years from the initial date of the agreement.

Impact C.I.L. is a subsidiary of Impact Community Capital, LLC (“Impact”), whose charter is to provide real estate loans in economically disadvantaged areas. At present, the Company has a $2.0 million note receivable from Impact in addition to the $5.1 million investment noted above. The Company has voting rights and ownership of Impact in proportion to its investment (approximately 10%).

The Company does not have any other material VIEs that it needs, or will need, to consolidate or disclose.

NOTE 2. HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and the Company obtained more information with which to estimate the ultimate cost of resolving its SB 1899 claims. Based on events occurring during the first quarter of 2003, the Company increased its 1994 Northridge earthquake/SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. The revised estimate at that point was based on the pace and cost of settlements reached thus far, the actual costs incurred during that quarter, and the Company’s assessment of the expected length and intensity of the litigation arising out of the remaining claims. The estimate was subsequently increased by $1.0 million during the first quarter of 2004 based on the Company’s reassessment of its remaining estimated litigation costs.

More than ninety percent of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. Substantially all of the Company’s remaining 1994 Earthquake claims are in litigation. No class actions have been certified and the trial court has denied class action status for the two remaining cases seeking class action status. While the reserves established are the Company’s current best estimate of the cost of resolving its 1994 Earthquake claims, the reserves for this legislatively created event continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved. The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive pre-trial preparation, and that the trial court’s denial of class action status for those cases seeking such status will be upheld on any appeal. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent these and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company’s current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

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

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $ 0.4 million and $0.9 million for the three and nine months ended September 30, 2004, respectively, compared to $3.2 million and $40.2 million for the same periods in 2003.

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

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The Complaint requests injunctive and restitutionary relief against the Company under Business and Professions Code ("B&P") Sec. 17200 for alleged unfair business practices in violation of California Insurance Code ("CIC") Sec. 1861.02(c) relating to company rating practices. The Superior Court has stayed its decision pending the appellate courts’ decisions in Donabedian v. Mercury Insurance Company and Poirer v. State Farm Mutual Auto Insurance Company, which involve issues similar to Poss. An appellate court ruled against Mercury in the Donabedian case; and October 15, 2004, the appellate court in Poirer, in an unpublished decision, ruled against State Farm. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time. The plaintiffs are seeking injunctive relief and unspecified restitutionary relief. A subsequent case, Axen v. 21st Century Insurance Company, contains allegations similar to those in Poss. This matter is likewise in the pleading stages and no estimate of potential losses in the event of a negative outcome can be made at this time.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner's claim. On March 1, 1994, Ramon Aguilera shot and killed Mr. Gonzalez (the minor children's father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment, plus interest. The Company disagrees with this ruling. The court’s ruling appears inconsistent with its simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company has a motion for new trial and a motion to vacate the judgment as to the Encarnacions set for hearing on November 10, 2004. If not granted, the Company will appeal. The trial as to Aguilera is set for April 2005 on his claims for bad faith, emotional distress, punitive damages and attorney fees.

In a December 21, 2000, court ruling, Ceridian Corporation v. Franchise Tax Board, a California statute that allowed a tax deduction for the dividends received from wholly owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board (“FTB”) took the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB began disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB made no formal assessment, the Company anticipated a retroactive disallowance that would result in additional tax assessments and recorded a provision for this contingency in a prior year. In the third quarter of 2004, California enacted AB 263, which will allow the Company to file certain amended California tax returns and claim a dividends received deduction. As a result, the Company re-estimated its liability and recorded a favorable adjustment in its tax provision of approximately $4.9 million, which reduced the effective tax rate for the quarter and nine months ended September 30, 2004.

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

At September 30, 2004, 5,302,186 stock options remain available for future grants under the 2004 Plan. Options granted to employees generally have ten-year terms and vest over various periods, generally three years. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company at that time. Currently, the Company uses the intrinsic-value method to account for stock-based compensation paid to employees for their services.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

A summary of securities issuable and issued for the Company’s stock option plans and the Restricted Shares Plan at September 30, 2004, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan	Restricted Shares Plan
Total number of securities authorized	10,000	4,000	1,422
Number of securities issued	(520)	—	(1,049)
Number of securities issuable upon the exercise of all outstanding options	(8,165)	(13)	—
Number of securities forfeited	(1,601)	—	—
Number of securities forfeited and returned to plan	1,601	—	156
Unused options assumed by 2004 Stock Option Plan	(1,315)	1,315	—
Number of securities remaining available for future grants under each plan	—	5,302	529

Exercise prices for options outstanding at September 30, 2004 ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.1 years.

A summary of the Company’s stock option activity for the nine months ended September 30, 2004, and related information follows:

		Weighted-
	Number of	Average
AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Options	Exercise Price
Options outstanding December 31, 2003	6,744	$17.05
Granted in 2004	1,643	14.35
Exercised in 2004	(44)	14.04
Forfeited in 2004	(165)	16.24
Options outstanding September 30, 2004	8,178	$16.54

Options exercisable numbered 5,118,089 and 3,600,217 at September 30, 2004 and 2003, respectively.

NOTE 5. DEFINED BENEFIT PENSION PLANS

The Company has both funded and unfunded non-contributory defined benefit pension plans, which together cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded nonqualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. For other eligible employees, the pension benefits are based on employees’ compensation during all years of service. The Company’s funding policy is to make contributions as required by applicable regulations.

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

Components of Net Periodic Cost

Net pension costs for all plans were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AMOUNTS IN THOUSANDS	2004	2003	2004	2003
Service cost	$1,891	$1,141	$4,870	$3,268
Interest cost	1,758	1,394	4,979	3,995
Expected return on plan assets	(1,608)	(1,197)	(4,831)	(3,481)
Amortization of prior service cost	29	27	81	70
Amortization of net loss	635	498	1,624	1,430
Total	$2,705	$1,863	$6,723	$5,282

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute to its pension plans in 2004. As of September 30, 2004, no contributions have been made. After consideration of currently available information, the Company continues to anticipate that it will not contribute any funds to any of its pension plans in 2004.

NOTE 6. SEGMENT INFORMATION

The Company’s “Personal Auto Lines” reportable segment primarily markets and underwrites personal automobile, motorcycle and umbrella insurance. The Company’s “Homeowner and Earthquake Lines in Runoff” reportable segment, which is in runoff, manages the wind-down of the Company’s homeowner and earthquake programs. The Company has not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002.

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

21ST CENTURY INSURANCE GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 Unaudited

Segment information is as follows:

		Homeowner and
	Personal	Earthquake
AMOUNTS IN THOUSANDS	Auto Lines	Lines in Runoff[1]	Total
Three Months Ended September 30, 2004
Net premiums earned	$333,443	$(3)	$333,440
Segment profit (loss)	16,709	(436)	16,273

Three Months Ended September 30, 2003
Net premiums earned	$303,588	$87	$303,675
Segment profit (loss)	8,814	(3,156)	5,658

Nine Months Ended September 30, 2004
Net premiums earned	$978,573	$108	$978,681
Segment profit (loss)	45,552	(824)	44,728

Nine Months Ended September 30, 2003
Net premiums earned	$862,259	$88	$862,347
Segment profit (loss)	27,718	(40,157)	(12,439)

The following table reconciles our segment profit (loss) to our consolidated income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AMOUNTS IN THOUSANDS	2004	2003	2004	2003
Segment profit (loss)	$16,273	$5,658	$44,728	$(12,439)
Net investment income	15,118	11,350	42,579	34,660
Net realized investment (losses) gains	(162)	836	8,821	13,116
Other revenues	—	—	—	14,065
Interest and fees expense	(2,116)	(797)	(6,527)	(2,337)
Income before provision for income taxes	$29,113	$17,047	$89,601	$47,065

1 Revenue represents premium earned as a result of the Company’s participation in the California FAIR Plan.
13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a low cost, direct to consumer provider of personal automobile insurance in California. We also provide personal automobile insurance in four other western states (Arizona, Nevada, Oregon and Washington) and three midwestern states (Illinois, Indiana and Ohio).1 We believe that we have a reputation for high quality customer service and for being among the most efficient and lowest cost providers of personal auto insurance in the markets we serve.

Net income for the quarter ended September 30, 2004 was $24.6 million, or $0.29 per share, compared to net income of $12.7 million, or $0.15 per share, for the quarter ended September 30, 2003. Current quarter net income was increased by $4.9 million, or $0.06 per share, due to the effect of recent California legislation (AB 263) relating to holding company taxes on dividends from insurance subsidiaries.

For the nine months ended September 30, 2004, net income was $65.8 million, or $0.77 per share, compared to $35.1 million, or $0.41 per share, for the same period in 2003. The results for the nine months ended September 30, 2003 include the second quarter nonrecurring nonoperational income items of $9.1 million after-tax, or $0.11 per share, and a first quarter after-tax charge of $24.1 million, or $0.28 per share, to strengthen reserves on the 1994 Northridge earthquake claims.

Our primary goals include realizing 15% growth in direct premiums written and attaining a 96% combined ratio for our personal auto lines. The Company showed continued strength in its personal auto lines results:

•	Direct premiums written increased 6.8% to $346.1 million in the third quarter ended September 30, 2004, compared to $324.2 million in the third quarter of 2003. For the nine months ended September 30, 2004, direct premiums written increased 10.1% to $1,011.4 million compared to $918.7 million for the same period in 2003. These increases were primarily due to a higher number of insured vehicles generated through active advertising for new customers.

•	The combined ratio improved to 95.0% in the third quarter of 2004 compared to 97.1% for the same quarter a year ago. For the nine months ended September 30, 2004, the combined ratio improved to 95.3% from 96.8% in 2003. The improvement resulted mainly from the decrease in net losses and LAE incurred, offset by increases in advertising, sales and customer service costs.

•	Underwriting profit increased 89.6% for the three months ended September 30, 2004 to $16.7 million from $8.8 million in the third quarter of 2003. For the nine months ended September 30, 2004, underwriting profit was $45.6 million, an increase of 64.3% over underwriting profit of $27.7 million for same period in 2003.

Stockholders’ equity and book value per share increased by $53.7 million to $754.4 million and $0.63 to $8.83, respectively, at September 30, 2004 from $700.7 million and $8.20, respectively, at December 31, 2003. The increase in stockholders’ equity for the nine months ended September 30, 2004 was primarily due to net income of $65.8 million and $0.5 million in proceeds from stock option exercises partially offset by a decrease in net unrealized investment gains of $7.8 million and dividends to stockholders of $5.1 million.
Total assets increased to $1.86 billion at September 30, 2004 from $1.74 billion at December 31, 2003.

Statutory surplus increased by $64.5 million, or 12.1%, to $599.5 million at September 30, 2004 from $535.0 million at December 31, 2003. The increase in statutory surplus was primarily due to statutory net income of $77.8 million partially offset by an increase in nonadmitted assets of $5.8 million and a $7.8 million decrease in the deferred income tax asset. The net premiums written to statutory surplus ratio improved to 2.2 at September 30, 2004 from 2.3 at December 31, 2003.

1 We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004. Results from these new markets are not expected to be material in 2004.
14

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

Financial Condition

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio. Virtually all of our fixed maturity portfolio is investment-grade. At September 30, 2004, $309.6 million, or 22.6%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds with the remainder, representing 77.4% of the portfolio, invested in taxable securities, compared to 61.7% and 38.3%, respectively, at December 31, 2003. We decreased the percentage of total fixed maturity investments in tax-exempt securities to accelerate our net operating loss utilization, improve cash flow and continue to shorten the duration of the portfolio.

As of September 30, 2004, the pre-tax net unrealized gain on investments was $24.2 million (unrealized gains of $30.9 million and unrealized losses of $6.7 million) compared to a pre-tax net unrealized gain of $36.1 million at December 31, 2003 (unrealized gains of $39.5 million and unrealized losses of $3.4 million). Our policy is to investigate, on a quarterly basis, an investment for possible “other-than-temporary” impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the quarters or years ended September 30, 2004 or 2003.

Premiums receivable were $117.0 million at September 30, 2004, compared to $104.6 million at December 31, 2003, with the increase mainly attributable to growth in our customer base. Balances past due 90 days or more totaled $0.5 million and $0.6 million at September 30, 2004 and December 31, 2003, respectively. Company policy is to write off receivable balances when they become past due 180 days. At September 30, 2004 and December 31, 2003, the recorded allowance for doubtful accounts was $1.4 million and $0.9 million, respectively.

Reinsurance receivables and recoverables, prepaid reinsurance premiums, and reinsurance payables were $7.0 million, $1.8 million and $0.7 million at September 30, 2004, compared to $12.1 million, $1.7 million and $1.8 million at December 31, 2003, respectively. The decline in these accounts is primarily due to the runoff related to the cancellation of the quota share treaty with American International Group, Inc. (“AIG”) subsidiaries.

Increased advertising, sales and customer service costs through September 30, 2004, associated with increased customer volume, contributed to an increase in deferred policy acquisition costs (“DPAC”) of $5.8 million to $58.9 million, compared to $53.1 million at December 31, 2003. Our DPAC is estimated to be fully recoverable (see Critical Accounting Policies - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and LAE with respect to our lines of business:
	September 30, 2004		December 31, 2003
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid Losses and LAE
Personal auto lines	$479,856	$474,582	$419,913	$413,348
Homeowner and earthquake lines in runoff	6,224	5,318	18,410	16,011
Total	$486,080	$479,900	$438,323	$429,359

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AMOUNTS IN THOUSANDS	2004	2003	2004	2003
Net losses and LAE incurred related to insured events of:
Current year	$255,786	$234,315	$747,326	$678,841
Prior years	(3,427)	6,611	(2,897)	43,611
Total	$252,359	$240,926	$744,429	$722,452

At September 30, 2004, net unpaid losses and LAE increased $50.5 million from the prior year end to $479.9 million. In the first nine months of 2004, net favorable reported loss development for the prior accident years was $2.9 million. This is primarily due to the decrease in loss estimates in the auto line. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operating income. It is management’s belief that the unpaid losses and LAE are adequate to cover unpaid losses and LAE as of September 30, 2004. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or adversely develop and materially differ from our unpaid losses and LAE as of September 30, 2004. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

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

There is a potential for significant variation in developing unpaid losses and LAE. Most automobile claims are reported within two to three months whereas the estimate of ultimate severities exhibits greater variability at the same maturity. Generally, actual historical loss development factors are used to project future loss development, and there can be no assurance that future loss development patterns will be the same as in the past. However, we believe that our reserving methodologies are in line with other personal lines insurers and would normally expect ultimate unpaid losses and LAE development to vary by as much as 5% of the carried unpaid losses and LAE.

As a result of the significant growth in the non-Los Angeles County regions, the Company has experienced changes in the mix of business relative to geography and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is property damage and collision severity in the San Francisco and bay area regions, which have significantly different repair costs and have exhibited significant policy growth. A 5% change in the severity assumption for these regions would result in an increase or decrease in total unpaid losses and LAE of 2.3%, or $11.2 million.

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

Stockholders’ equity and book value per share increased to $754.4 million and $8.83 at September 30, 2004, compared to $700.7 million and $8.20 at December 31, 2003. The increase in stockholders’ equity for the nine months ended September 30, 2004 was primarily due to net income of $65.8 million and $0.5 million in proceeds from stock option exercises partially offset by a decrease in net unrealized investment gains of $7.8 million and dividends to stockholders of $5.1 million.

Liquidity and Capital Resources

21st Century Insurance Group. Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the uncertainty that surrounded the taxability of dividends received by holding companies from their insurance subsidiaries in California. See the discussion of the Ceridian case in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1.

In December 2003, we completed a private offering of $100 million principal amount of 5.9 % Senior Notes due in December 2013. The effective interest rate on the Senior Notes when all offering costs are taken into account and amortized over the term of the Senior Notes is approximately 6 percent per annum. Of the $99.2 million net proceeds from the offering, $85.0 million was used to increase the statutory surplus of our wholly-owned insurance subsidiary, 21st Century Insurance Company, and the balance was retained by our holding company.

Effective December 31, 2003, the California Department of Insurance (“CDI”) approved an intercompany lease whereby 21st Century Insurance Company has leased certain computer software from our holding company. The monthly lease payment, currently $0.6 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to complete certain enhancements to the software.

Our holding company’s significant cash obligations over the next several years consist of interest payments on the Senior Notes (approximately $5.9 million annually) and the estimated cost to implement our California policy servicing system (approximately $14.2 million), exclusive of any dividends to stockholders that our directors may declare, and the repayment of the $100 million principal on the Senior Notes due in 2013. We expect to be able to meet those obligations from sources of cash currently available (i.e., payments received from the intercompany lease and cash and investments at the holding company, which totaled $18.6 million at September 30, 2004) plus additional funds obtained from the capital markets or from dividends received from our insurance subsidiaries.

Our insurance subsidiaries in 2004 could pay $79.3 million as dividends to us without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last eleven quarters and have thereby enhanced our liquidity. In California, where approximately 96% of our policies are written, we implemented a 3.9% auto premium rate increase effective April 1, 2003. However, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, we remain exposed to possible upward development in previously recorded reserves for claims pursuant to SB 1899. As a result of such uncertainties, underwriting losses could occur in the future. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings, which in turn could negatively impact our liquidity.

As of September 30, 2004, our insurance subsidiaries had a combined statutory surplus of $599.5 million compared to $535.0 million at December 31, 2003. The increase in statutory surplus was primarily due to statutory net income of $77.8 million partially offset by an increase in nonadmitted assets of $5.8 million and a $7.8 million decrease in the deferred income tax asset. Our ratio of net premiums written to statutory surplus was 2.2 at September 30, 2004, compared to 2.3 at December 31, 2003.

On June 15, 2004 the CDI finalized its examination report on the statutory financial statements for the Company’s California-domiciled insurance subsidiaries for the three-year period ended December 31, 2002. The report did not propose any adjustments to the insurance subsidiaries’ statutory financial statements.

Transactions with Related Parties. Transactions with AIG subsidiaries, which are immaterial, have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management services to us; the agreement was subject to approval by the CDI, which granted such approval in October 2003. We also have reinsurance transactions with AIG subsidiaries that are in runoff.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended September 30, 2004.

Results of Operations

Overall Results. We reported net income of $24.6 million, or earnings per share (basic and diluted) of $0.29, on direct premiums written of $346.0 million in the quarter ended September 30, 2004, compared to a net income of $12.7 million, or earnings per share (basic and diluted) of $0.15, on direct premiums written of $324.3 million for the same quarter last year. Current quarter net income was increased by $4.9 million, or $0.06 per share, due to the effect of recent California legislation (AB 263) relating to holding company taxes on dividends from insurance subsidiaries. For the nine months ended September 30, 2004, net income was $65.8 million, or earnings per share (basic and diluted) of $0.77, on direct premiums written of $1,011.4 million. Net income for the nine months ended September 30, 2003, was $35.1 million, or earnings per share (basic and diluted) of $0.41, on direct premiums written of $918.8 million. These results for the nine months ended September 30, 2003 include: (i) after-tax charges for 1994 Northridge earthquake costs of $24.1 million (ii) after-tax net income of $9.1 million resulting from a non-recurring, non-operational item and (iii) a favorable tax settlement with the IRS.

The following table presents the components of our personal auto lines underwriting profit or loss and the components of the combined ratio:

PERSONAL AUTO LINES	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AMOUNTS IN THOUSANDS	2004	2003	2004	2003
Direct premiums written	$346,087	$324,190	$1,011,430	$918,730
Net premiums written	$344,823	$322,889	$1,007,840	$915,112

Net premiums earned	$333,443	$303,588	$978,573	$862,259
Net loss and loss adjustment expenses	251,926	237,683	743,497	682,207
Underwriting expenses incurred	64,808	57,091	189,524	152,334
Personal auto lines underwriting profit	$16,709	$8,814	$45,552	$27,718
Ratios:
Loss and LAE ratio	75.6%	78.3%	75.9%	79.1%
Underwriting expense ratio	19.4%	18.8%	19.4%	17.7%
Combined ratio	95.0%	97.1%	95.3%	96.8%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AMOUNTS IN THOUSANDS, NET OF TAX	2004	2003	2004	2003
Personal auto lines underwriting profit	$16,709	$8,814	$45,552	$27,718
Homeowner and earthquake lines in runoff, underwriting loss	(436)	(3,156)	(824)	(40,157)
Net investment income	15,118	11,350	42,579	34,660
Realized investment (losses) gains	(162)	836	8,821	13,116
Other revenues	—	—	—	14,065
Interest and fees expense	(2,116)	(797)	(6,527)	(2,337)
Provision for income taxes	(4,554)[2]	(4,338)	(23,843)	(11,918)
Net income	$24,559	$12,709	$65,758	$35,147

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

Underwriting Results

Personal Auto. Personal automobile insurance is the primary line of business. Vehicles insured outside of California accounted for less than 4.0% of our direct written premiums in the three and nine months ended September 30, 2004 and 2003.

Direct premiums written in the three months ended September 30, 2004, increased $21.9 million (6.8%) to $346.1 million compared to $324.2 million for the same period in 2003. This increase was primarily due to a higher number of insured vehicles. Direct premiums written for the nine months ended September 30, 2004, increased $92.7 million (10.1%) to $1,011.4 million, compared to $918.7 million for the same period in 2003, primarily due to a higher number of insured vehicles generated through active advertising for new customers.

Net premiums earned increased $29.8 million (9.8%) to $333.4 million for the three months ended September 30, 2004, compared to $303.6 million for the same period a year ago. The increase is primarily due to the higher number of insured vehicles, as previously mentioned. Net premiums earned increased $116.3 million (13.5%) to $978.6 million for the nine months ended September 30, 2004, compared to $862.3 million for the same period in 2003.

Net losses and LAE incurred increased $14.2 million (6.0%) to $251.9 million for the three months ended September 30, 2004, compared to $237.7 million for the same period last year. For the nine months ended September 30, 2004, net losses and LAE incurred increased $61.3 million (9.0%) to $743.5 million, compared to $682.2 million for the same period in 2003.

The ratios of losses and LAE to net premiums earned were 75.6% and 78.3% for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the ratios were 75.9% and 79.1%, respectively. The effects on the losses and LAE ratios of changes in estimates relating to insured events of prior years during the third quarter of 2004 and of 2003 were less than 3.0%. In general, changes in estimate are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

2 Includes the effect of a favorable adjustment in tax provision of approximately $4.9 million due to the effect of recent California legislation (AB 263) relating to holding company taxes on dividends from insurance subsidiaries.
20

The ratios of net underwriting expenses to net premiums earned were 19.4% and 18.8% for the quarters ended September 30, 2004 and 2003, respectively. The same ratios were 19.4% and 17.7% for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 was primarily due to growth in advertising, sales and customer service costs associated with the growth in number of policies. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas.

The combined ratio was 95.0% for the quarter ended September 30, 2004, compared to 97.1% for the same period a year ago. The combined ratios for the nine months ended September 30, 2004 and 2003 were 95.3% and 96.8%, respectively. The improvement resulted mainly from the decrease in net losses and LAE incurred, offset by increases in advertising, sales and customer service costs. Company management remains focused on achieving sustainable 15% growth in direct premiums written and a combined ratio of 96%.

Homeowner and Earthquake Lines in Runoff. Underwriting results of the homeowner and earthquake lines, which are in runoff, were losses and LAE incurred of $0.4 million for the three months ended September 30, 2004 compared to $3.2 million for the same period a year ago. For the nine months ended September 30, 2004 and 2003, losses and LAE for those same lines were $0.8 million and $40.2 million, respectively, of which the earthquake lines accounted for $1.0 million and $37.0 million, respectively. We have not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002. Earthquake LAE reserves were increased by $1.0 million in the first quarter of 2004 to provide for additional legal defense costs expected to be incurred in settling outstanding claims.

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

Investment Income

Net investment income was $15.1 million for the three months ended September 30, 2004 compared to $11.4 million for the same quarter in 2003. Net investment income for the nine months ended September 30, 2004 and 2003, was $42.6 million and $34.7 million, respectively. The increase in net investment income is primarily the result of higher average investment balances.

The average annual yields on invested assets for the three and nine months ended September 30, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Pre-tax	4.4%	4.1%	4.3%	4.4%
After-tax	3.2%	3.6%	3.3%	3.7%

Net realized losses on the sale of investments and fixed assets were $0.2 million (gross realized gains $0.2 million, gross realized losses $0.4 million) and a gain of $8.8 million (gross realized gains were $11.3 million, gross realized losses were $2.5 million) for the three months and nine months ended September 30, 2004 compared to net gains of $0.8 million (gross realized gains $0.9 million, gross realized losses $0.1 million) and $13.1 million (gross realized gains $13.6 million, gross realized losses $0.5 million) for the same periods in 2003.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates of losses for claims reported on or prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than relatively longer-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate, although we continue to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustment as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations. Changes in these recorded liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated recorded liability for unpaid losses and LAE would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

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

At September 30, 2004, our DTAs totaled $140.7 million and our DTLs totaled $78.7 million. The net of those amounts, $62.0 million, represents the net deferred tax asset reported in the condensed consolidated balance sheet.

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

Portions of our NOL carryforward are scheduled to expire beginning in 2011, as shown in the table below (amounts in millions):

Year of Expiration	NOL Excluding 21st of Arizona	SRLY[3] NOL of 21st of Arizona	Consolidated NOL
2011	$0.0	$0.6	$0.6
2017	0.0	2.0	2.0
2018	0.0	1.1	1.1
2019	0.0	1.5	1.5
2020	50.0	3.2	53.2
2021	134.6	2.2	136.8
2022	37.3	0.0	37.3
Totals	$221.9	$10.6	$232.5

Our core business has generated an underwriting profit for the past eleven quarters. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of September 30, 2004. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

3 “SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by our 21st of Arizona subsidiary may be utilized against this portion of our NOL.
23

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

Investments. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (“SAB”) No. 59, Noncurrent Marketable Equity Securities, Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment of Certain Investments, EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and related guidance, which is evolving. For fixed maturity investments with unrealized losses due to market conditions or industry-related events, where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. No such charges were recorded in the three months ended September 30, 2004 and 2003.

The determination of whether a decline in market value is “other-than-temporary” is necessarily a matter of subjective judgment and the guidance is continually evolving. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income.

All of our rated investments as of September 30, 2004 were investment-grade. A summary by issuer of unrated securities held at September 30, 2004 and December 31, 2003, follows:

	September 30,	December 31,
AMOUNTS IN THOUSANDS	2004	2003
Unrated securities:
Impact Community Capital LLC[4]	$2,023	$2,023
Impact C.I.L. Parent	5,111	2,444
Total unrated securities	$7,134	$4,467
Percentage of fixed maturity investments	0.54%	0.37%

4 Impact Community Capital LLC, is a limited partnership that was established under California's COIN program (California Organized Investment Network), a voluntary association of California insurers providing funding for low cost housing projects.
24

The following table summarizes fixed maturity securities held having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions:

	September 30, 2004			December 31, 2003
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Fixed maturity securities with unrealized losses:
Exceeding $0.1 million and for:
Less than 6 months	13	$169,976	$2,993	4	$50,512	$680
6-12 months	6	65,659	1,351	2	8,509	662
More than 1 year	1	4,783	311	—	—	—
Less than $0.1 million	64	229,324	1,646	83	179,166	2,074
Total	84	$469,742	$6,301	89	$238,187	$3,416

The following table summarizes equity securities held having an unrealized loss of less than $0.1 million relating to all other investments in unrealized loss positions:

	September 30, 2004			December 31, 2003
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Equity securities with unrealized losses:
Less than $0.1 million	30	$19,281	$411	—	$—	$—
Total	30	$19,281	$411	—	$—	$—

A summary by contractual maturity of bonds in an unrealized loss position by year of maturity follows:

	September 30, 2004		December 31, 2003
AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Bond Maturities
Due in one year or less	$13,444	$13,419	$2,519	$2,515
Due after one year through five years	16,956	16,636	78,687	77,590
Due after five years through ten years	276,603	273,238	47,026	45,975
Due after ten years	169,040	166,449	113,371	112,107
Total	$476,043	$469,742	$241,603	$238,187

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

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as:

•	the effects of competition and competitors’ pricing actions;

•	adverse underwriting and claims experience, including as a result of revived earthquake claims under SB 1899;

•	customer service problems;

•	the impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Woodland Hills, California;

•	the outcome of pending litigation;

•	information system problems, including failures to implement information technology projects on time and within budget;

•	internal control failures;

•	adverse developments in financial markets or interest rates;

•	results of legislative, regulatory or legal actions, including the inability to obtain approval for rate increases and product changes and adverse actions taken by state regulators in market conduct examinations; and

•	our ability to service the senior notes, including our ability to receive dividends and/or sufficient payments from our subsidiaries to service our obligations.

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

The following sensitivity analysis summarizes only the exposure to market interest rate risk as of September 30, 2004.

AMOUNTS IN MILLIONS	Carrying Value	Estimated Fair Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available for sale, at fair value	$1,329.8	$1,267.6	4.68%
Debt	141.2	149.7	6.02%

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

Based on their evaluation of the effectiveness of 21st Century Insurance Group's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	October 20, 2004	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer

Date:	October 20, 2004	/s/ Carmelo Spinella
CARMELO SPINELLA
Sr. Vice President and Chief Financial Officer

29

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

