Form 10-K
period 2004-12-31
21ST CENTURY INSURANCE GROUP
filed 2005-02-17
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of 21st Century Insurance Group, based on the average high and low prices for shares of the registrant's Common Stock on June 30, 2004, as reported by the New York Stock Exchange, was approximately $401,000,000.

There were 85,489,061 shares of common stock outstanding on January 31, 2005.

Document Incorporated By Reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

Exhibits		86
10(i)	Short Term Incentive Plan.
10(r)	Summary of Director Compensation.
10(v)	Amendments to Lease Agreements for Registrant's Principal Offices.
10(w)	Registrant's Supplemental Pension Plan.
10(x)	Registrant's Supplemental 401(k) Plan.
10(y)	Settlement and Release Agreement between Registrant and G. Edward Combs.
10(z)	Registrant's Executive Medical Reimbursement Plan.
14	Code of Ethics.
21	Subsidiaries of Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I

ITEM 1. BUSINESS

General
21st Century Insurance Group (together with its subsidiaries, referred to hereinafter as the "Company", "we", "us" or "our") is an insurance holding company registered on the New York Stock Exchange (NYSE: TW).

We are a direct-to-consumer provider of personal auto insurance covering over 1.5 million vehicles in California and eight other Western, Southwestern and Midwestern states.1  We also provide motorcycle and personal umbrella insurance in California. Twenty-four hours per day, 365 days a year, customers have the option to purchase insurance, service their policy or report a claim over the phone directly through our licensed insurance professionals at 1-800-211-SAVE (English) or 1-888-920-2121 (Spanish) or through our full service bilingual Web site at www.21st.com. We believe that we deliver superior policy features and customer service at a competitive price.

21st Century Insurance Group was founded in 1958 and, effective December 4, 2003, was incorporated under the laws of the State of Delaware. Previously, the Company was incorporated in California. Several subsidiaries of American International Group, Inc. (hereinafter referred to as "AIG") together own approximately 63% of our outstanding common stock.

Copies of our filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q, Form 8-K and proxy statements are available along with copies of earnings releases on the Company's Web site at www.21st.com. Copies may also be obtained free of charge directly from the Company's Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-673-3996).

Geographic Concentration of Business
We write private passenger automobile insurance primarily in California (96% of policyholders). We also currently write auto insurance in Arizona, Nevada, Oregon, Washington, Illinois, Indiana, Ohio, and Texas1.

_________________________
1We began offering insurance in Texas on January 3, 2005. Results from Texas are not expected to be material in 2005.

The following table presents a geographical summary of our direct premiums written for the past five years (in millions):

	Direct Premiums Written
Years Ended December 31,	2004	2003	2002	2001	2000
Personal auto lines[1]
California	$1,285.6	$1,189.5	$967.3	$879.4	$861.6
Arizona[2]	33.0	21.2	13.0	—	—
Nevada	6.3	6.7	8.1	8.9	7.7
Oregon	1.2	1.4	1.6	2.0	2.2
Washington	3.7	4.6	5.8	8.5	9.7
Ohio	1.6	—	—	—	—
Indiana	1.3	—	—	—	—
Illinois	4.4	—	—	—	—
Total personal auto lines	1,337.1	1,223.4	995.8	898.8	881.2
Lines in runoff
Homeowner[3] and Earthquake[4]	0.1	0.1	2.4	30.5	29.5
Total	$1,337.2	$1,223.5	$998.2	$929.3	$910.7

The table below summarizes the concentrations of our California vehicles in force for the personal auto lines excluding the Assigned Risk program and personal umbrella and motorcycle coverages as of the end of each of the past five years. Our California market share reflects a weighted distribution that tracks the concentration of households and population. At the end of 2004, 30.3% of the vehicles insured by us were registered in Los Angeles County. In comparison, December 31, 2003 data from the California Department of Motor Vehicles (the most recent available) indicates that 24% of its registrations were for vehicles in Los Angeles County.

Voluntary Personal Auto Lines	Concentration of California Vehicles in Force
December 31,	2004	2003	2002	2001	2000
Los Angeles County	30.3%	32.3%	37.2%	42.0%	43.6%
San Diego County	13.6	13.5	13.4	13.4	12.6
Southern California excluding Los Angeles and San Diego Counties[5]	20.3	21.4	23.5	25.9	26.5
Central and Northern California[6]	35.8	32.8	25.9	18.7	17.3
	100.0%	100.0%	100.0%	100.0%	100.0%

Types and Limits of Insurance Coverage
Our private passenger auto insurance contract generally covers: bodily injury liability; property damage; medical payments; uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage and collision deductible waiver; towing; comprehensive; and collision. All of these policies are written for a six-month term except for policies sold under the Assigned Risk Program, which are for twelve months.
_________________
[1]	Includes motorcycle and personal umbrella coverages, which are immaterial for all periods presented.
[2]	Excludes amounts not consolidated prior to our acquisition of a majority of the voting interests in 21st Century Insurance Company of the Southwest (previously named 21st Century Insurance Company of Arizona): $12.8 million in 2001 and $14.7 million in 2000.
[3]	We no longer have any California homeowner policies in force. See further discussion in Item 7 under the caption Underwriting Results - Homeowner and Earthquake Lines in Runoff.
[4]	We ceased writing earthquake coverage in 1994, but we have remaining loss reserves from the 1994 Northridge Earthquake that are subject to possible adverse development. See further discussion in Item 7 under the captions Underwriting Results - Homeowner and Earthquake Lines in Runoff, Critical Accounting Estimates, and in Note 16 to the Notes to Consolidated Financial Statements.
[5]	Includes the following counties: Imperial, Kern, Orange, Riverside, Santa Barbara, San Bernardino and Ventura.
[6]	Includes all California counties other than Los Angeles County, San Diego County, and those specified in Footnote 5.

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

Our personal umbrella policy ("PUP") provides a choice of liability coverage limits of $1.0 million, $2.0 million or $3.0 million in excess of underlying automobile liability coverage that we write. Since May 2002, we have required minimum underlying automobile limits, written by us, of $250,000 per person and $500,000 per accident for PUP policies sold. We reinsure 90% of any PUP loss with unrelated reinsurers.

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

The foregoing product innovations account for approximately 14% of new auto policies written in California in 2004. Each innovation was designed to earn an underwriting profit equivalent to the rest of the California auto product (with the exception of the Assigned Risk program). Initial results for each product innovation are in line with expected profit levels.

Marketing
While we offer personal auto policies in nine states, most of our marketing efforts are focused on the larger urban markets in California. Beginning in late 2001, we resumed active marketing in Arizona. We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004, and in Texas on January 3, 2005.

Our marketing and underwriting strategy is to appeal to careful and responsible drivers who desire a feature-rich product at a competitive price. We use direct mail, broadcast and print media, outdoor, community events and the Internet to generate inbound telephone calls, which are served by centralized licensed insurance agents. Because our sales agents are centralized, we can deliver a highly efficient and professional experience for our customers 24 hours per day, 365 days per year through a convenient, toll-free 800-211-SAVE telephone number. Customers may also obtain an auto rate quotation and purchase a policy on our Web site at www.21st.com.

Approximately 60% of all Spanish speaking residents in the United States live in the states of California, Arizona, Illinois, and Texas. We are the only significant auto insurer to provide full service in Spanish via our Web site and bilingual professionals 24 hours per day, 365 days per year through a dedicated toll-free telephone number at 888-920-2121. Additionally we utilize Spanish speaking advertising and materials to attract the Spanish speaking community.

The following table summarizes advertising expenditures (in millions) and total new auto policies written for the past five years:

Years Ended December 31,	2004	2003	2002	2001	2000
Total advertising expenditures	$66.7	$53.9	$43.3	$16.9	$9.8
New auto policies written [1]	225,349	265,589	189,652	63,264	89,429

Consumer Advocacy
We have introduced several publications and community events designed to assist customers and potential customers in making choices about their auto insurance and automobile safety. Crash Course in Auto Insurance, available in both English and Spanish, compares coverage and service features of products offered by the Company and its major competitors for California, Arizona, Illinois, Indiana and Ohio. The comparisons are explained in understandable language to help "demystify" the choices consumers must make in selecting their personal auto insurance carrier.

We also publish the Child Safety Seat Guide, Crash Test Ratings Guide, and The Golden Road - Today's Senior Drivers, which we distribute through county fairs, direct mail promotions and other venues.

For the past three years, 21st Century Insurance and the California Highway Patrol ("CHP") have conducted safety fairs in communities throughout California. In the last three years, the CHP has conducted nearly 3,900 inspections, removed and destroyed over 1,900 hazardous child safety seats, and we donated over 2,900 new seats to California families. Based on the success of this program in California, we entered into a partnership in 2004 with the state of Illinois to conduct safety fairs in communities throughout Illinois. In 2004, the state conducted nearly 500 inspections, removed and destroyed over 160 hazardous seats, and we donated 800 new seats to Illinois families. In January 2005, the Company also formed a partnership with the governor of Texas and the Texas Department of Public Safety to conduct safety fairs throughout the state.

21st Century Insurance has also partnered with the CHP and the Arizona Department of Public Safety to post billboards around the states encouraging drivers to be safe. Ads in English and Spanish feature lighthearted messages discussing a serious topic - Sober Driving. All of the materials are co-branded by the Company, the CHP and the Arizona Department of Public Safety, as applicable.

Customer Retention and Vehicles in Force
Customer retention in California, measured based on the number of vehicles in force, were as follows as of the end of each of the past five years:

December 31,	2004	2003	2002	2001	2000
Average customer retention - California personal auto[2]	93%	92%	93%	92%	96%
California vehicles in force[3]	1,477,625	1,383,175	1,178,459	1,051,982	1,150,643
All other states vehicles in force	62,922	33,332	27,174	23,489	31,337
Total vehicles in force	1,540,547	1,416,507	1,205,633	1,075,471	1,181,980

California auto base rate changes	None	+3.9% April	+5.7% May	+4.0% July	+6.4% November

From March 1996 to February 1999, we implemented six rate decreases which resulted in a cumulative reduction in rates of nearly 23% in our California Personal Auto Program. As a result of this series of rate decreases, retention rates rose to record levels for us through 2000. Growth in vehicles in force during this period was modest as our major competitors also lowered their rates. In the year 2000 we recognized that loss costs had stopped declining and were again rising. While our competitors took no action or, in some cases, continued to take rate decreases, we took decisive action to improve our results and resume profitable growth when the marketplace ultimately did react to these adverse trends. In 2000 we curtailed our advertising, adopted stricter underwriting measures, modified our class plan rating system, and increased our California auto program base rate by 6.4%, followed by a further rate increase of 4% in 2001. These actions contributed to a decline in retention and vehicles in force in 2001. Beginning in the latter half of 2001, our major California competitors began implementing rate increases and we restarted active marketing and advertising, both of which contributed to the increases in our retention and vehicles in force in 2002. In January 2003, the Company received approval for a 3.9% rate increase, which we implemented for new and renewal policies effective March 31, 2003. This increase did not significantly impact retention. We took no California rate increases or decreases in 2004.

____________________
[1]	Includes new PUP and motorcycle policies, which are insignificant for all periods presented.
[2]	Represents an overall measure of customer retention, including new customers as well as long-time customers. Retention rates for new customers typically are lower than for long-time customers.
[3]	Includes PUP and motorcycle.

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

The following table summarizes increases in our premium rates for each of the past five years:

	Increases in Our Premium Rates
Years Ended December 31,	2004	2003	2002	2001	2000
Personal auto lines excluding PUP
California	—%	3.9%	5.7%	4.0%	6.4%
Arizona	4.8	3.0	3.7	16.5	20.0
Nevada	6.4	—	22.0	12.6	—
Oregon	—	—	3.1	14.0	21.0
Washington	7.4	—	10.7	44.9	—
Lines in runoff
Homeowner	N/A	N/A	13.2	4.0	—
Earthquake	N/A	N/A	N/A	N/A	N/A

We are required to offer insurance to any California applicant who meets the statutory definition of a "good driver." This definition includes, but is not limited to, all drivers licensed the previous three years with no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and certain at-fault accidents.

We review many of our policies prior to the time of renewal and as changes occur during the policy period. Some mid-term changes may result in premium adjustments, cancellations or non-renewals because of a substantial increase in risk.

Competition
The personal automobile insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of which operate in more states and offer a wider variety of products than we do. Several of these competitors are larger and have greater financial resources than we do on a stand-alone basis. According to A.M. Best, we were the seventh largest writer of private passenger automobile insurance in California based on direct premiums written for 2003 (latest year for which information is available). Our main competition comes from other major writers who concentrate on the "good driver" market.

Market shares in California of the top ten writers of personal automobile insurance, based on direct premiums written, according to A.M. Best, for the past five years were as follows:

	Market Share in California Based on Direct Premiums Written
Years Ended December 31,	2003	2002	2001	2000	1999
21st Century Insurance Group	6%	6%	6%	6%	6%
State Farm Group	14	14	13	13	14
Zurich/Farmers Group	10	11	12	13	14
Mercury General Group	9	9	8	8	8
Automobile Club of Southern California Group	9	9	9	9	9
California State Auto Group	9	9	10	10	10
Allstate Insurance Group	8	9	11	10	9
USAA Group	3	3	3	3	3
Progressive Insurance Group	3	2	2	2	3
Government Employees Group (GEICO)	3	3	3	3	2

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

Using our bilingual Web site, most customers are now able to receive and accept quotations, bind policies, pay their bills, inquire about the status of their policies and billing information, make most common policy changes, submit first notice of loss on a claim and access a wealth of consumer information. New technology provides our sales and service agents with integrated knowledge about customer contacts and enables speedier and even more convenient customer service.

Claims
Claims operations include the receipt and analysis of initial loss reports, assignment of legal counsel when necessary, and management of the settlement process. Whenever possible, physical damage claims are handled by our drive-in claims facilities, vehicle inspection centers and Direct Repair Program ("DRP") providers. The claims management staff administers the claims settlement process and oversees the work of the legal and adjuster personnel involved in that process. Each claim is carefully analyzed to provide for fair loss payments, compliance with our contractual and regulatory obligations and management of loss adjustment expenses. Liability and property damage claims are handled by specialists in each area.

We make extensive use of our DRP to expedite the repair process. Our program involves agreements with more than 200 independent repair facilities. We agree to accept the repair facility's damage estimate without requiring each vehicle to be reinspected by our adjusters. All DRP facilities undergo a screening process before being accepted, and we maintain an aggressive inspection audit program to assure quality results. Our inspection teams visit all repair facilities each month and perform a quality control inspection on approximately 45% of all repairable vehicles in this program. The customer benefits by getting the repair process started faster and by having the repairs guaranteed for as long as the customer owns the vehicle. We benefit by not incurring the overhead expense of a larger staff of adjusters and by negotiating repair prices we believe are beneficial. Currently, more than 30% of all damage repairs are handled using the DRP method.

Our policy is to use original equipment manufacturer ("OEM") parts for body repairs. As a result, we believe we do not have exposure to the types of class action suits some competitors have drawn over their use of after-market parts.

We have established 12 claims division service offices in areas of major customer concentrations. Our four vehicle inspection centers, located in Southern and Northern California, as well as Arizona, handle total losses, thefts and vehicles that are not drivable.

The claims services division is responsible for subrogation and medical payment claims. We also maintain a Special Investigations Unit as required by the California State Insurance Code, which investigates suspected fraudulent claims. We believe our efforts in this area have been responsible for saving several million dollars annually.

We utilize internal legal staff to handle most aspects of claims litigation. These attorneys handle approximately 80% of all lawsuits against our policyholders. Suits directly against the Company, and those which may involve a conflict of interest, are assigned to outside counsel.

Growth and Profitability Objectives
We have stated that our long-term goal is to build an organization that consistently produces a 96% combined ratio or better, using accounting principles generally accepted in the United States of America ("GAAP"), and at least 15% annual growth in direct written premiums. To achieve these goals, we have undertaken many steps since 1999 including:

•	Continued our multi-state expansion with the addition of Illinois, Indiana and Ohio in 2004, and Texas in 2005;
•	Restored pricing and underwriting discipline;
•	Successfully restarted active advertising for new customers;
•	Introduced product innovations to spur growth and profitability; and
•	Launched numerous initiatives to lower per-transaction costs.

Underwriting Expense Ratio - Personal Auto Lines
Under GAAP, the underwriting expense ratio is defined as underwriting expenses divided by net premiums earned as underwriting expenses are recognized over the period that net premiums are earned.  The statutory underwriting expense ratio is stated as a percentage of premiums written rather then premiums earned because most underwriting expenses are recognized when policies are written. Information extracted from statutory filings by A.M. Best for the top ten California personal automobile insurance companies for 2003, the most recent year available, indicates that our direct statutory underwriting expense ratio for private passenger auto (defined as direct underwriting expenses on a statutory basis divided by direct premiums written) was lower then seven of our nine largest competitors in the markets in which we served for 2003.  Our GAAP underwriting results and ratios are discussed in Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

Losses and Loss Adjustment Expense Reserves
The cost to settle a customer's claim is comprised of two major components: losses and loss adjustment expenses ("LAE").

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

Loss adjustment expenses represent the costs of adjusting, investigating and settling claims, and are primarily comprised of the cost of our claims department, external inspection services, and internal and external legal counsel. Corporate support areas such as human resources, finance, and information technology provide services to our overall operations, and, accordingly, a portion of their operational costs are also allocated to LAE. The LAE allocable portion of such corporate support costs is reviewed periodically as changes occur in our organization, and we modify the allocation percentages as appropriate. During 2004, such changes effectively decreased our ratio of overhead LAE to earned premium by 2.7 percentage points from 4.4% in 2003 to 1.7% in 2004.

Accounting for losses and LAE is highly subjective because these costs must be estimated, often weeks, months or even years in advance of when the payments are actually made to claimants, attorneys, claims personnel and others involved in the claims settlement process.

Accounting principles require insurers to record estimates for losses and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires us to estimate both the number of accidents that have occurred (called "frequency") and the ultimate amount of loss and LAE (called "severity") related to each accident. We employ actuaries who are professionally trained and certified in the process of establishing estimates for frequency and severity. Historically, our actuaries have not projected a range around the carried loss reserves. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management reviews the assumptions underlying the loss ratios and selects the carried reserves after carefully reviewing the appropriateness of the underlying assumptions.

Estimating the Frequency of Auto Accidents. By studying the historical lag between the actual date of loss and the date the accident is reported by the customer to the claims department, our actuaries can make a reasonable, yet never perfect, estimate for the number of claims that ultimately will be reported for a given period. This measurement is referred to as frequency. The difference between the estimated ultimate number of claims that will be made and the number that have actually been reported in any given period is referred to as incurred but not reported ("IBNR") claims.

Estimating the Severity of Auto Claims. For both property damage and injury claims our adjusters determine what exposures exist in open reserves. All property damage reserves and any injury reserves estimated to be less than $15,000 are set at "average amounts" determined by our actuaries. For both bodily injury and uninsured motorist claims estimated to have value in excess of $15,000, adjusters in our claims department establish loss estimates based upon various factors such as the extent of the injuries, property damage sustained, and the age of the claim. Our actuaries review these estimates, giving consideration to the adjusters' historical ability to accurately estimate the ultimate claim and length of time it will take to settle the claim, and provide for development in the adjusters' estimates as applicable. Generally, the longer it takes to settle a claim, the higher the ultimate claim cost. The ultimate amount of the loss is considered the "severity" of the claim. In addition, the actuaries estimate the severity of the IBNR claims.

The severities are estimated by our actuaries each month based on historical studies of average claim payments and the patterns of how the claims were paid. Again, the fundamental assumption used in making these estimates is that past events are reliable indicators of future outcomes.

Estimating Losses and LAE for Lines in Runoff. While the personal auto lines represent our core business, we also have losses and LAE relating to development on remaining loss reserves for homeowners and earthquake lines. These lines are said to be "in runoff" because we no longer have policies in force. As discussed in the Notes to Consolidated Financial Statements, we have not written any earthquake policies since 1994 and we exited the homeowners insurance business at the beginning of 2002. Developing reserve estimates for the earthquake line is particularly subjective because most of the remaining earthquake claims are in litigation. Our actuaries evaluate the homeowners reserve requirement on a quarterly basis, while personnel in our legal and claims areas prepare monthly evaluations of the earthquake reserves.

Loss and LAE Reserve Development
Management believes that our reserves are adequate and represent our best estimate based on the information currently available. However, because reserve estimates are necessarily subject to the outcome of future events, changes in estimates are unavoidable in the property and casualty insurance business. These changes sometimes are referred to as "loss development" or "reserve development."

For the personal auto lines, our actuaries prepare a monthly evaluation of loss and LAE indications by accident year, and we assess whether there is a need to adjust reserve estimates. As claims are reported and settled and as other new information becomes available, changes in estimates are made and are included in earnings of the period of the change.

The changes in prior accident year estimates of losses and LAE incurred recorded in each of the past five calendar years, net of reinsurance, are summarized below (in thousands):

	Changes in the Calendar Year of Prior Accident Year Estimates, Net of Reinsurance
Years ended December 31,	2004	2003	2002	2001	2000
Personal auto	$(2,936)	$11,159	$16,200	$45,742	$42,178
Homeowner and Earthquake[1]	2,831	40,048	56,158	72,265	2,845
Total	$(105)	$51,207	$72,358	$118,007	$45,023
 Positive amounts represent deficiencies in loss and LAE reserves, while negative amounts represent redundancies.

To understand these changes, it is useful to put them in the context of the cumulative reserve development experienced by the Company over a longer time frame. The tables on the following pages present the development of loss and LAE reserves for the personal auto lines (Table 1) and for the homeowner and earthquake lines in runoff (Table 2), for the years 1994 through 2004. The figures in both tables are shown gross of reinsurance.

_____________________
[1]	We no longer have any California homeowner policies in force. We ceased writing earthquake coverage in 1994, but we have remaining loss reserves from the 1994 Northridge Earthquake that are subject to possible adverse development. See further discussion in Item 7 under the captions Underwriting Results - Homeowner and Earthquake Lines in Runoff, Critical Accounting Estimates, and the Notes to Consolidated Financial Statements.

In Tables 1 and 2 on the following pages, a redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves. Each amount in the tables includes the effects of all changes in amounts for prior periods. The tables do not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the table. A detailed discussion of loss and LAE reserve development follows the tables.

The top line of each table shows the reserves at the balance sheet date for each of the years indicated. The upper portion of the table indicates the cumulative amounts paid as of subsequent year ends with respect to that reserve liability. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimates change as more information becomes known about the frequency and severity of claims for individual years.

TABLE 1 - Auto Lines as of December 31,
(Amounts in thousands, except claims)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves for losses and LAE, direct
	$552,872	$506,747	$468,257	$403,263	$329,021	$261,990	$286,057	$301,985	$333,113	$419,913	$489,411
Paid (cumulative) as of:
One year later	329,305	318,273	260,287	253,528	247,317	242,579	268,515	239,099	249,815	280,534
Two years later	403,462	392,420	336,538	319,064	307,797	311,659	332,979	312,909	328,951
Three years later	429,595	416,541	354,854	333,349	324,778	324,740	352,592	333,955
Four years later	435,795	422,393	357,913	340,907	326,932	327,745	358,806
Five years later	437,041	423,429	363,068	341,446	327,418	328,557
Six years later	437,052	427,723	362,824	341,374	327,162
Seven years later	437,015	427,355	362,508	341,076
Eight years later	436,737	427,059	362,216
Nine years later	436,518	426,844
Ten years later	436,307
Reserves re-estimated as of:
One year later	465,934	440,158	365,566	359,262	313,192	309,953	352,709	323,791	348,865	417,225
Two years later	438,672	424,091	366,858	337,258	321,711	340,914	354,720	338,338	354,784
Three years later	439,125	425,404	359,925	335,246	341,695	328,190	361,264	339,965
Four years later	438,895	424,643	357,607	355,605	326,506	329,182	361,068
Five years later	436,397	422,389	377,414	340,537	326,565	329,318
Six years later	435,878	442,024	361,980	340,552	327,626
Seven years later	451,478	426,719	361,865	341,396
Eight years later	448,972	426,636	362,541
Nine years later	436,237	427,093
Ten years later	436,540
Redundancy (Deficiency)	$116,332	$79,654	$105,716	$61,867	$1,395	$(67,328)	$(75,011)	$(37,980)	$(21,671)	$2,688

Supplemental Auto Claims Data:
Claims reported during the year for CA only	352,182	324,143	294,615	279,211	295,905	307,403	323,395	298,417	293,955	331,734	354,156
Claims pending at year end for CA only	70,717	63,142	58,172	55,738	56,739	57,134	54,760	50,365	51,488	58,577	59,676

See Note 8 of the Notes to Consolidated Financial Statements.

TABLE 2 - Homeowner and Earthquake Lines in Runoff as of December 31,
(Amounts in thousands)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves for losses and LAE, direct
	$203,371	$78,087	$75,272	$34,624	$52,982	$14,258	$12,379	$47,305	$50,896	$18,410	$6,131
Paid (cumulative) as of:
One year later	193,887	55,738	75,100	30,232	48,848	13,103	30,706	58,274	71,147	16,277
Two years later	236,406	119,211	100,296	74,127	58,281	37,404	78,647	125,447	87,343
Three years later	295,768	139,792	142,850	82,974	81,887	83,985	143,564	140,742
Four years later	314,225	180,799	151,342	106,274	128,266	147,856	157,792
Five years later	354,324	188,987	174,513	152,592	192,121	161,560
Six years later	362,379	211,771	220,805	216,383	205,591
Seven years later	385,161	257,839	284,455	229,808
Eight years later	431,154	321,169	297,754
Nine years later	494,260	334,053
Ten years later	507,110
Reserves re-estimated as of:
One year later	253,775	116,741	101,903	77,445	58,582	18,024	68,245	103,470	89,281	22,406
Two years later	290,526	142,071	145,635	82,716	61,393	72,546	121,176	142,211	93,388
Three years later	316,256	182,616	150,434	85,519	116,429	125,089	159,331	146,152
Four years later	355,690	186,631	153,521	140,532	169,157	163,045	162,998
Five years later	359,084	190,334	208,533	193,375	207,064	166,548
Six years later	363,260	245,267	261,389	231,217	210,486
Seven years later	418,407	298,161	299,109	234,661
Eight years later	471,330	335,657	302,550
Nine years later	508,639	338,735
Ten years later	511,724
Redundancy (Deficiency)	$(308,353)	$(260,648)	$(227,278)	$(200,037)	$(157,504)	$(152,290)	$(150,619)	$(98,847)	$(42,492)	$(3,996)

NOTE: Costs associated with claims that were re-opened as a result of SB 1899 are displayed in the table as a 1994 event (since they all related to the Northridge Earthquake) even though the legislation allowing the re-opening of these claims was not passed until almost seven years later.

See Notes 8 and 16 of the Notes to Consolidated Financial Statements.

Auto Lines Reserve Development. As shown in the ten-year development table, our auto lines historically developed redundancies prior to 1999 and have exhibited adverse development for 1999 through 2002. For 2003, there was favorable development of $2.7 million. The period from 1993 to 1999 was quite unusual in that, during that time, we experienced declining frequencies and declining severities in our auto line. As Table 1 shows, we did not immediately have confidence in these declining trends and did not immediately lower our reserve estimates.

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

Starting in 2001, we improved the quality and timeliness of the data available to make initial estimates and periodic changes in estimates. We have dedicated more resources to better understand the underlying drivers of the changes in frequency and severity trends as they begin emerging. For example, in the second quarter of 2003 we began making accident month actuarial analyses of our reserves for the auto lines. Our improved methodology is reflected in the small favorable development of $2.7 million recorded in 2004 with respect to 2003 and prior accident years.

Homeowner and Earthquake Lines in Runoff. In Table 2, substantially all of the development relates to the earthquake line. A major earthquake occurred on January 17, 1994, centered in the San Fernando Valley community of Northridge (the "Northridge Earthquake"). Through December 31, 2004, we have settled over 46,000 Northridge Earthquake claims (including auto claims) at a total cost (i.e., loss plus LAE) of over $1.2 billion.

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

The loss development in Table 2 is easiest to understand by dividing it into "pre-SB 1899" and "post-SB 1899" segments. This is because the costs relating to the reopened claims are displayed in the table as a 1994 event (since they all related to the Northridge Earthquake), even though the legislation allowing the re-opening of certain claims was not passed until almost seven years later. Before SB 1899 was passed in late 2000, we had only approximately 50 earthquake claims remaining to be resolved out of an initial 35,000 homeowner earthquake claims. Although we settled 98% of the claims within a year of the quake, many upward changes in estimates were required in 1994 and beyond as new information emerged on the severity of the damages and as settlements of litigated claims occurred. As a result, we recorded the following upward changes in loss estimates after 1994, but before SB 1899 came into play: 1995 - $57 million; 1996 - $40 million; 1997 - $24.8 million; 1998 - $40 million; 1999 - $2.5 million; and 2000 - $3.5 million.

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

During 2001, the Company recorded an additional $70.0 million of pre-tax losses related to the 1994 earthquake, including $50 million in the fourth quarter to cover the indemnity and inspection portion of the claims. In the first two quarters of 2002, we expensed an additional $11.9 million of legal defense costs as they were paid. The Company lacked sufficient information to record a reasonable estimate of the related legal defense costs until the third quarter of 2002, at which time an additional provision of $46.9 million was recorded. Based on subsequent developments, we recorded an additional provision of $37.0 million in the first quarter of 2003 and $2.2 million in 2004 (see additional discussion in Note 16 of the Notes to Consolidated Financial Statements).

At the end of each month, legal and claims personnel within the Company review the adequacy of the remaining SB 1899 reserves based on the most current information available. Based on that review, we believe our remaining earthquake reserves are adequate as of December 31, 2004. More than ninety-eight percent of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. Substantially all of the Company's remaining 1994 Earthquake claims are in litigation. No class actions have been certified and the trial court has denied class action status for the two remaining cases seeking class action status. While the reserves established are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, including claims arising as a result of SB 1899, these reserves continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved.

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

Our net retention of insurance risk after reinsurance for 2005 and the preceding five years is summarized below:

	Contracts Incepting During
Net Retention	2005	2004	2003	2002	2001	2000
Auto and motorcycle lines	100%	100%	100%	97%[1]	94%	92%
Personal umbrella policies[2]	10	10	10	10	16	37
Homeowner line in runoff	—	—	—	—	94	92

We also have catastrophe reinsurance agreements relating to the auto line with Endurance Specialty Insurance Company, National Union Insurance Company of Pittsburg, PA and Transatlantic Reinsurance Company, which reinsure any covered events up to $45.0 million in excess of $20.0 million ($30.0 million in excess of $15.0 million prior to January 1, 2004).

_________________________
[1]	Effective September 1, 2002, we entered into an agreement to cancel future cessions under our quota share with AIG subsidiaries. The treaty would have ceded 4% of premiums for the auto and motorcycle lines to AIG subsidiaries in the remainder of 2002 and would have declined to 2% in 2003. After September 1, 2002, 100% of auto and motorcycle premiums are retained by us.
[2]	Personal umbrella coverage is only available to our auto customers. Approximately 1% of auto customers have umbrella coverage.

State Regulation of Insurance Companies
Insurance companies are subject to regulation and supervision by the insurance departments of the various states. The insurance departments have broad regulatory, supervisory and administrative powers, such as:

•	Licensing of insurance companies, agents and customer service employees;
•	Prior approval, in California and some other jurisdictions, of premium rates;
•	Establishment of capital and surplus requirements and standards of solvency;
•	Nature of, and limitations on, investments insurers are allowed to hold;
•	Periodic examinations of the affairs of insurers;
•	Annual and other periodic reports of the financial condition and results of operations of insurers;
•	Establishment of statutory accounting rules;
•	Issuance of securities by insurers;
•	Restrictions on payment of dividends; and
•	Restrictions on transactions with affiliates.

Currently, the California Department of Insurance ("CDI") has primary regulatory jurisdiction over our subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company, including prior approval of premium rates. The CDI typically conducts a financial examination of our affairs every three years. The most recently completed triennial examination, for the three years ended December 31, 2002, contained no findings or adjustments. In general, the current regulatory requirements in the other states in which our subsidiaries are licensed insurers are less restrictive than in California. 21st Century Insurance Company of the Southwest (formerly 21st Century Insurance Company of Arizona) changed its state of domicile from Arizona to Texas effective December 31, 2004.

In addition to regulation by the CDI, the Company and the personal lines insurance business in general are also subject to legislative, judicial and political action in addition to the normal business forces of competition between companies and the choices consumers make based on their preferences.

To our knowledge, no new laws were enacted in 2004 by any state in which we do business that are expected to have a material impact on the auto insurance industry. However, during 2004, hearings were conducted by the CDI, which could ultimately result in regulations that would restrict the use of territory in automobile insurance rating. Such regulations, if implemented, could negatively affect our book of business.

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

The insurance subsidiaries currently have $199.6 million of statutory unassigned surplus. Up to $109.8 million of this amount could be paid as dividends to the parent company without prior written approval from insurance regulatory authorities in 2005. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the previous uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries (see further discussion in Note 5 of the Notes to Consolidated Financial Statements).

Non-Voluntary Business
Automobile liability insurers in California are required to participate in the California Automobile Assigned Risk Plan ("CAARP"). Drivers whose driving records or other relevant characteristics make them difficult to insure in the voluntary market may be eligible to apply to CAARP for placement as "assigned risks." The number of assignments for each insurer is based on the total applications received by the plan and the insurer's market share. As of December 31, 2004, the number of assigned risk insured vehicles was 2,254 compared to 3,678 at the end of 2003. The CAARP assignments have historically produced underwriting losses. As of December 31, 2004, this business represented less than 1% of our total direct premiums written, and the underwriting losses were $0.9 million in 2004, $0.5 million in 2003 and $0.5 million in 2002.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan ("FAIR Plan"). FAIR Plan is a state administered pool of difficult-to-insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on the pool from two years prior. Since we ceased writing direct homeowners business in 2002, the Company will continue to receive assignments in the 2005 calendar year. Our FAIR Plan underwriting results for 2003, 2002 and 2001 were immaterial.

Employees
We had approximately 2,800 full and part-time employees at December 31, 2004. We provide medical, pension and 401(k) savings plan benefits to eligible employees, according to the provisions of each plan.

Debt Offering
In December 2003, the Company completed a private offering of $100 million principal amount of 5.9 percent Senior Notes due in December 2013 at a discount of $0.8 million. The effective interest rate on the Senior Notes, when all offering costs are taken into account and amortized over the term of the Senior Notes, is approximately 6 percent per annum. Of the $99.2 million in net proceeds from the offering, $85.0 million was used to increase the statutory surplus of 21st Century Insurance Company, a wholly-owned subsidiary of the Company, and the balance was retained by the holding company.

On April 6, 2004, pursuant to a registration rights agreement executed in connection with the offering, the Company filed a registration statement with the SEC enabling holders to exchange the private offering notes for publicly registered notes. On July 8, 2004, the Company completed an exchange offer in which all of the private offering notes were exchanged for publicly registered notes having the same terms.

ITEM 2.	PROPERTIES

We lease approximately 406,000 square feet of office space for our headquarters facilities, which are located in Woodland Hills, California. The lease term expires in February 2015, and the lease may be renewed for two consecutive five-year periods.

We also lease office space in 15 other locations, of which 12 locations are in California primarily for claims-related employees. We anticipate no difficulty in extending these leases or obtaining comparable office facilities in suitable locations.

Our newest location is a customer service, sales and claims center in Lewisville, Texas. The facility opened in mid-2004 and represents a strategic expansion of our service and sales resources.

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The leaseback transaction has been accounted for as a capital lease. For a summary of the Company's lease obligations, see discussion under Item 7 of this report and Notes 9 and 12 of the Notes to Consolidated Financial Statements.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock
The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "TW". The following table sets forth the high and low bid prices on the NYSE for the common stock for the indicated periods.

	2004		2003
	High	Low	High	Low
Fourth Quarter	$13.82	$12.39	$14.50	$13.00
Third Quarter	14.15	12.50	16.05	13.03
Second Quarter	15.35	12.50	17.25	12.00
First Quarter	14.90	13.19	13.50	11.20

(b)	Holders of Common Stock
The approximate number of holders of our common stock on December 31, 2004 was 600.

(c)	Dividends
Quarterly dividends of $0.02 per share were declared from the first quarter of 2003 through the fourth quarter of 2004. The Company's Board of Directors considers a variety of factors in determining the timing and amount of dividends. Accordingly, the Company's past history of dividend payments does not assure that future dividends will be paid. In addition, there are limits on the insurance subsidiaries' dividend paying capacity. In 2005, the Company estimates that one of its insurance subsidiaries has capacity to pay approximately $109.8 million in dividends to its parent, before the effect of California state income taxes, without prior approval of the CDI.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

	COLUMN A	COLUMN B	COLUMN C

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (in thousands)
Equity compensation plans approved by stockholders	8,109	$16.49	5,367
Equity compensation plans not approved by stockholders	None	N/A	N/A
Total	8,109	$16.49	5,367
See Note 14 of the Notes to Consolidated Financial Statements for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each of the years in the five-year period ended December 31, 2004 should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in Item 8 of this report. All amounts set forth in the following tables are in thousands, except for ratios and per share data.

Years Ended December 31,	2004	2003	2002	2001	2000
Personal Auto Lines Data
Direct premiums written	$1,337,190	$1,223,377	$995,794	$898,862	$881,212
Ceded premiums written[1]	(4,815)	(4,858)	(18,902)	(56,205)	(72,675)
Net premiums written	1,332,375	1,218,519	976,892	842,657	808,537
Net premiums earned	1,313,551	1,172,679	924,559	838,489	803,770

Loss and LAE ratio[2]	75.4%	78.6%	82.9%	88.1%	90.8%
Underwriting expense ratio[3]	19.7	17.9	15.6	14.9	14.2
Combined ratio[4]	95.1%	96.5%	98.5%	103.0%	105.0%

All Lines Data
Direct premiums written	$1,337,198	$1,223,484	$998,248	$929,315	$910,720
Ceded premiums written[5]	(4,814)	(4,854)	(32,949)	(60,359)	(78,592)
Net premiums written	1,332,384	1,218,630	965,299	868,956	832,128
Net premiums earned	1,313,670	1,172,677	924,559	864,145	825,486
Total revenues	1,383,332	1,246,464	981,295	914,078	869,762

Loss and LAE ratio	75.6%	82.0%	89.4%	96.7%	90.8%
Expense ratio[3]	19.7	17.9	15.5	15.0	14.4
Combined ratio[6]	95.3%	99.9%	104.9%	111.7%	105.2%

Net Income (Loss)	$88,225	$53,575	$(12,256)	$(27,568)	$12,945

Earnings (Loss) per Share
Basic	$1.03	$0.63	$(0.14)	$(0.32)	$0.15
Diluted	1.03	0.63	(0.14)	(0.32)	0.15
Dividends declared per Share	0.08	0.08	0.26	0.32	0.48

__________________________
[1]	The decrease in premiums ceded from 2000 through 2004 was caused primarily by scheduled decreases in the AIG subsidiaries quota share program, which was terminated effective September 1, 2002.
[2]	The loss and LAE ratios have decreased since 2000 primarily due to increases in net premiums earned and the favorable impact on claim frequency of drought conditions that have largely prevailed in southern California.
[3]	The increase in the 2002 to 2004 expense ratios is primarily due to increased advertising expenditures, increased costs for improving customer service and opening a call center in Texas. The increase in the expense ratio from 2000 to 2001 reflects higher depreciation charges due to investments in new technology.
[4]	The combined ratio for the personal auto lines was impacted by the following items: $13.6 million of costs associated with workforce reductions and the settlement of litigation matters in 2001; Year 2000 remediation costs of $2.4 million in 1999; and (favorable) unfavorable prior accident year loss and LAE development of $(2.9) million, $11.2 million, $16.2 million, $45.7 million, and $42.2 million in 2004, 2003, 2002, 2001, and 2000, respectively.
[5]	In addition to the AIG subsidiaries cession discussed in footnote 1 above, our homeowners line was 100% reinsured in 2002.
[6]	In addition to the effect of the items described in footnote 4 above, the combined ratio for all lines was impacted by adverse development on remaining loss reserves from the homeowner and earthquake lines, which are in runoff, of $2.8 million in 2004, $40.2 million in 2003, $58.8 million in 2002, $77.6 million in 2001, and $2.7 million in 2000.

December 31,	2004	2003	2002	2001	2000
Balance Sheet Data:
Total investments and cash	$1,418,912	$1,284,686	$1,030,478	$884,633	$920,328
Total assets	1,864,314	1,738,132	1,470,037	1,354,398	1,340,916
Unpaid losses and loss adjustment expenses	495,542	438,323	384,009	349,290	298,436
Unearned premiums	331,036	312,254	266,477	236,473	236,519
Debt[1]	138,290	149,686	60,000	—	—
Total liabilities	1,089,913	1,037,442	814,429	695,092	620,355
Stockholders' equity	774,401	700,690	655,608	659,306	720,561
Book value per common share	9.06	8.20	7.67	7.72	8.46
Statutory surplus[2]	614,893	535,026	397,381	393,119	475,640
Net premiums written to surplus ratio[3]	2.2:1	2.3:1	2.4:1	2.2:1	1.7:1

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are a direct-to-consumer provider of personal auto insurance in California and eight other Western, Southwestern and Midwestern states. We also provide motorcycle and personal umbrella insurance in California. We believe that we deliver superior policy features and customer service at a competitive price. We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004, and in Texas on January 3, 2005.4

Our primary goals include achieving and sustaining 15% annual growth in premiums written and a 96% (or better) combined ratio in our personal auto lines. For 2004, our net premiums earned for personal auto grew 12% ($140.9 million) to $1,313.6 million from $1,172.7 million in 2003. The combined ratio for personal auto improved 1.4% to 95.1% in 2004 compared to 96.5% in 2003.

Net income for 2004 was $88.2 million, compared to net income of $53.6 million in 2003 and a net loss in 2002 of $12.3 million. The 2003 full year results include a first quarter after-tax charge of $24.1 million to strengthen earthquake reserves and certain nonrecurring, nonoperational items that increased second quarter net income by $9.6 million after-tax.

Cash flow from operations for the fourth quarter of 2004 was $34.1 million compared to $43.2 million from the fourth quarter of 2003. For the year ended December 31, 2004, cash flow from operations was $203.4 million compared to $188.5 million for 2003. Total assets also increased to $1.86 billion at December 31, 2004, from $1.74 billion at December 31, 2003. In December 2003, the Company completed a $100 million senior debt offering and used $85 million of the proceeds to increase the statutory surplus of its principal insurance subsidiary.

See "Results of Operations" for more details as to our overall and personal auto lines results.

___________________________
[1]	Amount shown for 2002 is a capital lease obligation (see Note 9 of the Notes to Consolidated Financial Statements).
[2]	Amount shown for 2002 would be $343,661 were it not for the sale-leaseback transaction described in Note 9 of the Notes to Consolidated Financial Statements.
[3]	Amount shown for 2002 would be 2.8:1 were it not for the sale-leaseback transaction referred to above.
[4]	Results from the Texas market are not expected to be material in 2005.

The remainder of our Management's Discussion and Analysis provides a narrative on the Company's financial condition and performance that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Financial Condition
•	Liquidity and Capital Resources
•	Contractual Obligations and Commitments
•	Off Balance Sheet Arrangements
•	Results of Operations
•	Underwriting Results
•	Losses and LAE Incurred
•	Investment Income
•	Other Income
•	Critical Accounting Estimates
•	Recent Accounting Standards
•	Forward-Looking Statements

Financial Condition
Investments and cash increased $134.2 million (10.4%) since the prior year primarily due to the $203.4 million of operating cash flow offset by cash outflows of $40.4 million for fixed assets, $20.0 million for debt servicing, $8.5 million in shareholder dividends, and $0.3 million net change in various accounts.

The Company's investment portfolio of $1,384.2 million contained $42.0 million of equity securities, which are a new investment vehicle for the Company.

At December 31, 2004, investment-grade bonds comprised substantially all of the fair value of the fixed maturity portfolio. As of December 31, 2004, eleven fixed maturity securities were rated below BBB. These securities represent less than 1% of our total investments. Of our total investments at December 31, 2004, approximately 22.3% were invested in tax-exempt, fixed-income securities, compared to 61.7% at December 31, 2003.

Increased advertising, compensation and other operating costs through December 31, 2004, associated with increased customer volume, contributed to an increase in deferred policy acquisitions costs ("DPAC") of $5.7 million to $58.8 million, compared to $53.1 million at December 31, 2003. The Company's DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

Our loss and LAE reserves, gross and net of reinsurance, are summarized in the following table:

AMOUNTS IN THOUSANDS	2004		2003
December 31,	Gross	Net	Gross	Net
Unpaid Losses and LAE:
Personal auto lines	$489,411	$485,759	$419,913	$413,348
Homeowner and earthquake lines in runoff	6,131	5,138	18,410	16,011
Total	$495,542	$490,897	$438,323	$429,359

Gross unpaid losses and LAE increased by $57.2 million in 2004 primarily due to a reserve increase of $69.5 million in the personal auto lines as a result of growth in our customer base. The increase in the personal auto lines was offset by the $12.3 million net decrease in the homeowner and earthquake lines, which are in runoff (see Results of Operations - Loss and LAE Incurred for a description of the Company's reserving process).

Unearned premiums increased 6.0% to $331.0 million at the end of 2004 compared to $312.3 million at the end of 2003 due to higher volume in our personal auto lines.

Debt consists of a $38.4 million capital lease obligation with GE Capital Corporation and the $99.9 million senior note offering issued in December 2003, aggregating $138.3 million (see Note 9 of the Notes to Consolidated Financial Statements). The primary purpose of both borrowings was to increase the statutory surplus of 21st Century Insurance Company, our wholly-owned subsidiary, which had significant adverse earthquake and auto reserve development in 2000, 2001, and 2002. The decrease in debt of $11.4 million from the prior year is attributable to principal payments on the capital lease.

Stockholders' equity and book value per share increased to $774.4 million and $9.06, respectively, at December 31, 2004, compared to $700.7 million and $8.20 at December 31, 2003. The increase for the year ended December 31, 2004, was primarily due to net income of $88.2 million, offset by a decrease in accumulated other comprehensive income of $8.9 million and dividends to stockholders of $6.8 million.

Effective December 4, 2003, we changed our state of incorporation from California to Delaware. In connection with the change, our common stock was assigned a par value of $0.001 per share, resulting in a reclassification of $419.2 million from common stock to additional paid-in capital. There was no change in the location of company operations, location of employees, or the way we do business as a result of the reincorporation.

Liquidity and Capital Resources
21st Century Insurance Group. Our holding company's main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the previous uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries (see further discussion in Note 5 of the Notes to Consolidated Financial Statements).

In December 2003, we completed a private offering of $100 million principal amount of 5.9 percent Senior Notes due in December 2013. The effective interest rate on the Senior Notes when all offering costs are taken into account and amortized over the term of the Senior Notes is approximately 6 percent per annum. Of the $99.2 million net proceeds from the offering, $85.0 million was used to increase the statutory surplus of our wholly-owned insurance subsidiary, 21st Century Insurance Company, and the balance was retained by our holding company. On July 8, 2004, the Company completed an exchange offer in which all of the private offering notes were exchanged for publicly registered notes having the same terms.

Effective December 31, 2003, the California Department of Insurance approved an intercompany lease whereby 21st Century Insurance Company leases certain computer software from our holding company. The monthly lease payment, currently $0.6 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to complete certain enhancements to the software.

Our holding company's significant cash obligations over the next several years consist of interest payments on the Senior Notes ($5.9 million annually) and the estimated cost of $22.0 million to implement our California policy servicing system in 2005, exclusive of any dividends to stockholders that the holding company may declare, and the repayment of the $100 million principal on the Senior Notes due in 2013. The holding company expects to be able to meet those obligations from sources of cash currently available (i.e., payments received from the intercompany lease and cash and investments at the holding company. Total cash and investments at the holding company were $16.2 million at December 31, 2004.), additional funds obtainable from the capital markets or from dividends received from its insurance subsidiaries. California currently levies state income taxes of approximately 1.8% on the amount of any such dividends received.

Our insurance subsidiaries could pay $109.8 million in 2005 as dividends to the holding company without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last twelve quarters and have thereby enhanced our liquidity. Our cash flow from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. In California, where approximately 96.5% of our premium is written, underwriting profit improved in 2004 without additional rate increases. We implemented a 3.9% auto premium rate increase effective March 31, 2003 and a 5.7% rate increase in May of 2002, both of which continued a series of actions we began taking in 2000 to restore underwriting profitability.

Although in the past years we have been successful in gaining regulatory approval for rate increase, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, we remain exposed to possible upward development in previously recorded reserves for claims pursuant to SB 1899. As a result of such uncertainties, underwriting losses could occur in the future. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries' earnings or cash flows, which in turn could negatively impact our liquidity.

As of December 31, 2004, our insurance subsidiaries had a combined statutory surplus of $614.9 million compared to $535.0 million at December 31, 2003. The change in statutory surplus was primarily due to statutory net income of $110.3 million. This was partially offset by a decrease in net deferred tax assets of $20.9 million and an increase in nonadmitted assets of $10.0 million. Our ratio of net premiums written to statutory surplus improved to 2.2 at December 31, 2004, compared to 2.3 at December 31, 2003.

On June 15, 2004, the CDI finalized its examination reports on the statutory financial statements for the Company's California-domiciled insurance subsidiaries for the three-year period ended December 31, 2002. The reports did not contain any findings or adjustments.

Transactions with Related Parties. Since 1995, we have entered into several transactions with AIG subsidiaries, including various reinsurance agreements, which are discussed under Item 1. Business. At December 31, 2004, reinsurance recoverables, net of payables, from AIG subsidiaries were $1.4 million, compared to $5.8 million at December 31, 2003. Other transactions with AIG subsidiaries, which are immaterial, have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management services to us; the agreement was approved by the California Department of Insurance.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commitments at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding senior notes.

		Payments Due by Period
AMOUNTS IN MILLIONS	Total	2005	2006 through 2007	2008 through 2009	Remaining years after 2009
Senior notes	$153.1	$5.9	$11.8	$11.8	$123.6
Capital lease obligation	41.9	14.0	27.9	–	–
Debt	195.0	19.9	39.7	11.8	123.6
Operating Leases[1]	194.3	27.2	42.8	34.1	90.2
Total	$389.3	$41.1	$82.5	$45.9	$213.8

The table above excludes periodic contributions to pension plans and payments to settle claims, which are discussed below. The capital lease obligation above resulted from the sale-leaseback transaction discussed earlier (see further discussion of these items in Notes 9 and 12 of the Notes to Consolidated Financial Statements). We have no material purchase obligations or other on or off balance sheet long-term liabilities or obligations at December 31, 2004 (see discussion about variable interest entities in Note 2 of the Notes to Consolidated Financial Statements).

Our largest insurance subsidiary is responsible for making payments on both the capital lease obligation and most of the operating lease obligations. The holding company is the obligor on the home office subsidiary leases in Woodland Hills, California.

We sponsor defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Total contributions to the plans were $2.7 million in 2004, $7.0 million in 2003 and $21.5 million in 2002. For the past several years we have followed the practice of contributing sufficient amounts to the qualified defined benefit pension plan to meet or exceed statutory funding requirements, without exceeding the maximum amount that would be deductible for corporate income tax purposes, and while maintaining plan assets at a level at least equal to the actuarial present value of accumulated plan benefits. The amount and timing of future contributions to our qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan's assets, cash requirements for benefit payments to retirees, and future changes in interest rates that affect the actuarial measurement of the plan's obligations. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $1.1 million in 2005.

We had estimated liabilities for losses and LAE of $495.5 million at December 31, 2004, the majority of which will be required to be paid in 2005 as the related claims are settled. We expect operating cash flow to be sufficient to meet our obligations to pay claims and we have readily marketable investments available for sale should operating cash flows prove to be inadequate.

Off Balance Sheet Arrangements
We currently have no letters of credit, have issued no guarantees on behalf of others (other than the guarantee by 21st Century Insurance Group of the capital lease obligation described above), have no trading activities involving non-exchange-traded contracts accounted for at fair value, and have no obligations under any derivative financial instruments. In addition, the Company has no material retained interests in assets transferred to any unconsolidated entity (see further discussion in Note 2 of the Notes to Consolidated Financial Statements).

_________________________
[1]	Includes amounts due under long-term software license agreements of approximately $15.1 million.

Results of Operations
Overall Results. We reported an increase of 64.7% in net income to $88.2 million, or $1.03 earnings per share, on direct premiums written of $1,337.2 million for the year ended December 31, 2004, compared to a net income of $53.6 million, or $0.63 earnings per share, on direct premiums written of $1,223.5 million for the year ended December 31, 2003. For the year ended December 31, 2002, we reported a net loss of $12.3 million, or $0.14 loss per share, on direct premiums written of $998.2 million. The results for 2003 and 2002 include: (i) after-tax charges of $24.1 million in the first quarter of 2003 and $34.2 million in the third quarter of 2002 to strengthen earthquake reserves; (ii) after-tax net income of $9.6 million for the year ended December 31, 2003, resulting from nonrecurring, nonoperational items and a favorable tax settlement with the IRS; and (iii) an after-tax charge of $24.2 million, for the year ended December 31, 2002, relating to a write-off of software.

Personal Auto Lines Results. The following table presents the components of our personal auto lines underwriting profit or loss and the components of the combined ratio for the past three years:

AMOUNTS IN THOUSANDS	Personal Auto Lines
Years Ended December 31,	2004	2003	2002
Direct premiums written	$1,337,190	$1,223,377	$995,794
Net premiums written	1,332,375	1,218,519	976,892
Net premiums earned	1,313,551	1,172,679	924,559
Net losses and loss adjustment expenses	991,008	922,122	768,277
Underwriting expenses incurred	258,571	209,551	142,899
Personal auto lines underwriting profit	$63,972	$41,006	$13,383
Ratios:
Loss and LAE ratio	75.4%	78.6%	82.9%
Underwriting expense ratio	19.7%	17.9%	15.6%
Combined ratio	95.1%	96.5%	98.5%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income (loss):

AMOUNTS IN THOUSANDS
Years Ended December 31,	2004	2003	2002
Personal auto lines underwriting profit	$63,972	$41,006	$13,383
Homeowner and earthquake lines in runoff, underwriting loss	(2,714)	(40,175)	(58,768)
Net investment income	58,831	45,833	46,345
Realized investment gains	10,831	13,177	10,391
Write-off of software	–	–	(37,177)
Other income	–	14,777	–
Interest and fees expense	(8,627)	(3,471)	–
Federal income tax (expense) benefit	(34,068)	(17,572)	13,570
Net income (loss)	$88,225	$53,575	$(12,256)

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

Underwriting Results
The tables presented in the Notes to Consolidated Financial Statements summarize the Company's unaudited quarterly results of operations for each of the two years in the period ended December 31, 2004. The following discussion of underwriting results by line of business should be read in conjunction with the information presented in those tables and elsewhere herein.

Personal Auto. Personal automobile insurance is our primary line of business. Vehicles insured outside of California accounted for less than 4% of our direct premiums written in 2004, 2003 and 2002.

Our management remains focused on achieving sustainable 15% direct premium written growth and a combined ratio of 96%. In 2004, we met our profitability goals, posting our best combined ratio since 1999, and our direct premiums written grew 9.3% despite an increasingly competitive California marketing climate.

Direct premiums written grew 9.3% in 2004, 22.8% in 2003 and 10.8% in 2002, for a three-year compound average growth rate of 14.1%, or slightly less than our long-term goal of 15%. Market conditions in California were somewhat less favorable for growth in 2004 than in the preceding two years; for example, some major competitors sought rate decreases in 2004 in contrast with the market-wide rate increases, which helped to spur consumers' shopping activity in 2003 and 2002. As we proceed with our multi-state expansion, we believe that achieving our long-term growth goal will steadily depend less on the California marketplace.

California auto retention was 93% for the year ended December 31, 2004, compared to 92% and 93% for the years ended December 31, 2003 and 2002, respectively. The increase in 2004 is primarily due to a decline in the growth rate of new customers who typically have a lower retention rate than long-time customers.

Net premiums earned increased $140.9 million (12.0%) to $1,313.6 million in 2004, compared to $1,172.7 million in 2003 and $924.6 million in 2002. The combined ratio was 95.1% for the year ended December 31, 2004, compared to 96.5% and 98.5% for 2003 and 2002, respectively.

Net losses and LAE incurred increased $68.9 million (7.5%) to $991.0 million in 2004 compared to $922.1 million and $768.3 million in 2003 and 2002, respectively. The loss and LAE ratios were 75.4%, 78.6% and 82.9% for the years ended December 31, 2004, 2003 and 2002, respectively. The effects on the loss and LAE ratios of changes in estimates relating to insured events of prior years were as follows: 0.2% favorable in 2004; 1.0% unfavorable in 2003; and 1.8% unfavorable in 2002. For additional discussion of the factors that led to these changes in estimates, please see Item 1 of this report under the heading Loss and Loss Adjustment Expense Reserves. In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our monthly actuarial review.

The ratios of underwriting expenses to net premiums earned were 19.7%, 17.9% and 15.6% for the years ended December 31, 2004, 2003 and 2002, respectively. The increase from 2002 to 2003 was primarily due to growth in advertising expenditures and costs associated with increasing the number of new sales agents to handle record volume of new business during the latter half of 2002 and all of 2003. The increase from 2003 to 2004 consists primarily of increased advertising costs, additional sales workforce costs, and facility and support costs to improve service and support the Texas call center. Several productivity enhancement initiatives are underway aimed at reducing per unit process costs and lowering fixed costs in corporate support areas.

Homeowner and Earthquake Lines in Runoff. We have not written any earthquake policies since 1994 and we exited the homeowners insurance business at the beginning of 2002. The homeowner and earthquake lines, which are in runoff, experienced adverse development on the remaining loss reserves of $2.8 million, compared to adverse development of $40.1 million in 2003 and $56.2 million in 2002. Of these amounts, $2.2 million, $36.9 million, and $52.6 million, respectively, related to SB 1899 earthquake claims. We caution that the recorded loss and LAE estimates for our earthquake lines are subject to a greater than normal degree of uncertainty for a variety of reasons (see Note 16 of the Notes to Consolidated Financial Statements).

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

Losses and LAE Incurred
The following table summarizes losses and LAE incurred, net of reinsurance, for the periods indicated:

AMOUNTS IN THOUSANDS
Years Ended December 31,	2004	2003	2002
Net Losses and LAE incurred related to insured events of:
Current year:
Personal auto lines	$993,944	$910,963	$752,077
Homeowner and earthquake lines in runoff	2	141	2,222
Total current year	$993,946	911,104	754,299

Prior years:
Personal auto lines	(2,936)	11,159	16,200
Homeowner and earthquake lines in runoff	2,831	40,048	56,158
Total prior years' reserve (redundancy) deficiency recorded in current year	(105)	51,207	72,358
Total	$993,841	$962,311	$826,657

Net favorable reported loss development for the prior accident years was $0.1 million, which resulted from favorable development on the personal auto lines that was offset by adverse development on the homeowner and earthquake lines in runoff. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operating income. It is management's belief that the unpaid losses and LAE are adequate to cover unpaid losses and LAE as of December 31, 2004. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE as of December 31, 2004. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

The process of making changes to unpaid losses and LAE begins with the preparation of several point estimates of unpaid losses and LAE, a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss ratio. Our actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and they use their experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage. Meetings are held with appropriate departments to discuss significant issues as a result of the review. This process culminates in a reserve meeting to review the unpaid losses and LAE. Other relevant internal and external factors considered include a qualitative assessment of inflation and other economic conditions, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, exposure and policy forms, claims handling, and geographic distribution shifts. As a result of the meeting, unpaid losses and LAE are finalized and we record quarterly changes in unpaid losses and LAE for each of our coverages. The change in unpaid losses and LAE for the quarter for each coverage is the difference between net ultimate losses and LAE and the net paid losses and LAE recorded through the end of the quarter. The overall change in our unpaid losses and LAE is based on the sum of these coverage level changes.

The point estimate methods include the use of paid loss triangles, incurred loss triangles, claim count triangles, and severity triangles, as well as expected loss ratio methods. Quantitative techniques frequently have to be supplemented by subjective consideration, including managerial judgment, to assure that the overall unpaid losses and LAE are adequate to meet projected losses. For example, in property damage coverages, repair cost trends by geographic region vary significantly. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the loss costs recognized.

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

As a result of the significant growth in the non-Los Angeles County regions, the Company has experienced changes in the mix of business relative to geography and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is property damage and collision severity in the San Francisco and Bay Area regions, which have significantly different repair costs and have exhibited significant policy growth. A 5% change in the severity assumption for these regions would result in an increase or decrease in total unpaid losses and LAE of 0.14%, or $1.8 million.

While we have settled over 98% of Northridge Earthquake claims and related litigation, estimates of both the litigation costs and ultimate settlement or judgment amounts related to these claims are subject to a high degree of uncertainty. Please see Note 16 of the Notes to Consolidated Financial Statements for additional background on the Northridge Earthquake and SB 1899.

Investment Income
We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and only 3% of the portfolio consists of equity securities. Substantially all of the fixed maturity portfolio is investment grade. Net investment income was $58.8 million in 2004, compared to $45.8 million in 2003 and $46.3 million in 2002. Average invested assets increased 23.2% in 2004, 17.9% in 2003 and 1.3% in 2002. The average annual pre-tax yields on invested assets were 4.4% in 2004, 4.2% in 2003, and 5.1% in 2002. The average annual after-tax yields on invested assets were 3.3% in 2004, 3.6% in 2003, and 4.3% in 2002.

Net realized gains on the sale of investments1 were $10.8 million in 2004 (gross realized gains were $14.1 million and gross realized losses were $3.3 million), compared to net realized gains of $13.2 million in 2003 (gross realized gains were $13.7 million and gross realized losses were $0.5 million), and net realized gains of $10.4 million in 2002 (gross realized gains were $13.1 million and gross realized losses were $2.7 million). At December 31, 2004, $308.0 million (22.3%) of our total fixed maturity investments at fair value were invested in tax-exempt bonds, compared to 64.9% at December 31, 2003 and 60.7% at December 31, 2002, with the remainder, representing 77.7% of the portfolio, invested in taxable securities, compared to 35.1% at December 31, 2003 and 39.3% at December 31, 2002. The shift to taxable securities in 2004 was made to reduce the average duration of the portfolio and to accelerate the realization of the Company's NOL carryforward.

_______________________________
[1]	Includes loss on disposal of fixed assets of $849, $156 and $479 in 2004, 2003, and 2002, respectively.

We recognized no other-than-temporary impairments in 2004, 2003, or 2002 (see discussion under Critical Accounting Estimates).

Other Income
Other income of $14.8 million in the year ended December 31, 2003, included $9.3 million resulting from a nonrecurring, nonoperational item from the settlement of litigation, interest income of $4.8 million relating to a favorable settlement with the Internal Revenue Service ("IRS"), and miscellaneous items of $0.7 million. No other income was reported in 2004 and 2002.

Critical Accounting Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within those statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations.  Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare the financial statements.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses ("LAE") include the accumulation of estimates of losses for claims reported on or prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than relatively longer-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate, although we continue to caution that the reserve estimates relating to SB 1899 are subject to a greater than normal degree of variability and possible future material adjustment as new facts become known. The methods of making such estimates and establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations. Changes in these recorded liabilities flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated recorded liability for unpaid losses and LAE would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require a write-off to be recognized when an asset is abandoned or an asset group's carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. In the third quarter of 2002, we recorded a pre-tax charge to write off $37.2 million of previously capitalized software costs for abandoned portions of an advanced personal lines processing system. As such, in 2002, we assessed the asset group that included the advanced personal lines processing system for impairment. However, an impairment was not triggered by the abandonment as we determined that the impairment recognition criterion had not been met. Future cash flows expected to be generated by the asset group exceeded its carrying amount. There have been no events or circumstances in 2004 that would require a reassessment of the asset group for impairment.

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

At December 31, 2004, our DTAs total $136.7 million, and our DTLs total $80.6 million. The net of those amounts, $56.1 million, represents the net deferred tax asset reported in the consolidated balance sheet.

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

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in millions):

Year of Expiration	NOL Excluding 21st of Southwest	SRLY[1] NOL of 21st of Southwest	Consolidated NOL
2017	$–	$1,794	$1,794
2018	–	1,068	1,068
2019	–	1,466	1,466
2020	35,061	3,172	38,233
2021	134,647	2,180	136,827
2022	37,316	–	37,316
Totals	$207,024	$9,680	$216,704

Our core business has generated an underwriting profit for the past three years. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies, such as investing a higher proportion of our investment portfolio in taxable securities, in order to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of December 31, 2004 and 2003. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might be required to reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

___________________________
[1]	“SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st of Southwest (formerly 21st of Arizona) may be utilized against this portion of our NOL.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs ("DPAC") include premium taxes and other variable costs incurred with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

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

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. Temporary unrealized investment gains and losses, net of applicable tax effects, are included as an element of accumulated other comprehensive income (loss), which is classified as a separate component of stockholders' equity. For investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary.

Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. The determination of whether a decline in market value is "other-than-temporary" is necessarily a matter of subjective judgment. No such charges were recorded in 2004, 2003 or 2002. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income.

The following is a summary by issuer of non-investment grade securities and unrated securities held (at fair value):

AMOUNTS IN THOUSANDS
December 31,	2004	2003
Non-investment grade securities (i.e., rated below BBB):
Cox Communications, Inc.	$2,240	$—
Ford Motor Credit Company	4,615	—
General Motors Acceptance Corp	5,643	—
Unrated securities:
Impact Community Capital LLC[1]	2,023	2,023
Impact C.I.L. Parent	5,111	2,444
Total non-investment grade and unrated securities[2]	$19,632	$4,467
_______________________________
[1]	Impact Community Capital LLC, is a limited partnership that was established under California’s COIN program (California Organized Investment Network), a voluntary association of California insurers providing funding for low cost housing projects.
[2]	The total net unrealized gain (loss) for these securities as of December 31, 2004 and 2003 was $0.4 million and $0, respectively.

The following table summarizes realized gains and losses for the past three years. Additional information has been provided with respect to how long investments that were sold at a loss in each year were in an unrealized loss position.

AMOUNTS IN THOUSANDS
Years Ended December 31,	2004	2003	2002
Realized (losses) on sales of investments:
Held for less than one year	$(1,062)	$(229)	$(322)
Held one year or more
In an unrealized loss position at December 31, 2003	(1,251)	–	–
In an unrealized loss position at December 31, 2002	(19)	(148)	–
In an unrealized loss position at December 31, 2001	–	–	(83)
In an unrealized loss position at December 31, 2000	–	–	–
In an unrealized loss position at December 31, 1999	–	–	(196)
In an unrealized loss position at December 31, 1998	–	–	(1,567)
In an unrealized gain position at December 31, 2003	(133)	–	–
In an unrealized gain position at December 31, 2002	–	(5)	–
In an unrealized gain position at December 31, 2001	–	–	(15)
Total realized losses on sales of investments held one year or more[1]	(1,403)	(153)	(1,861)
Total realized losses on sales of investments	(2,465)	(382)	(2,183)
Total realized gains on sales of investments	14,145	13,715	13,053
Realized gain (loss) on disposal of property and equipment	(849)	(156)	(479)
Total realized investment gains	$10,831	$13,177	$10,391

The following table summarizes the fair values of investments sold at a loss or at a gain on the date of sale:

AMOUNTS IN THOUSANDS	Fair Value of Investments Sold
December 31,	2004	2003	2002
Fair value of investments sold at a loss on date of sale	$142,222	$21,002	$111,144
Fair value of investments sold at a gain on date of sale	585,252	297,230	470,043

The following table summarizes investments held by us, having an unrealized loss of $0.1 million or more, and aggregate information relating to all other investments in unrealized loss positions:

	2004			2003
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES December 31,	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Exceeding $0.1 million and for:
Less than 6 months	7	$88,258	$1,045	4	$50,512	$680
6-12 months	15	154,284	3,415	2	8,509	662
More than 1 year	2	4,765	326	–	–	–
Less than $0.1 million	91	306,984	2,387	83	179,166	2,074
Total fixed maturity securities[2]	115	554,291	7,173	89	238,187	3,416
Equity securities less than $0.1 million	64	15,479	293	–	–	–
Total investments	179	$569,770	$7,466	89	$238,187	$3,416

_______________________________
[1]	Amount represents less than 0.001% of total carrying value of investments.
[2]	Unrealized losses represent less than 0.5% of the total carrying value of investments.

A summary by contractual maturity of bonds in an unrealized loss position by year of maturity follows:

	2004			2003
AMOUNTS IN THOUSANDS December 31,	Amortized Cost	Carrying Value	Unrealized Loss	Amortized Cost	Carrying Value	Unrealized Loss
Bond Maturities
Due in one year or less	$9,778	$9,738	$40	$2,519	$2,515	$4
Due after one year through five years	26,537	26,073	464	78,687	77,590	1,097
Due after five years through ten years	318,644	314,898	3,746	47,026	45,975	1,051
Due after ten years	206,505	203,582	2,923	113,371	112,107	1,264
	$561,464	$554,291	$7,173	$241,603	$238,187	$3,416

Stock-based compensation. Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make pro forma disclosures, as if the fair value based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had we recognized for the fair value of stock-based awards, is included in Notes 2 and 14 of the Notes to Consolidated Financial Statements.

Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123R"), Share-based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the third quarter 2005. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations. Although this assessment is ongoing, management believes the effect of adopting SFAS No. 123R will be material to the Company's consolidated results of operations.

On September 30, 2004, the FASB issued FASB Staff Position EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. The disclosure requirements of EITF No. 03-1 were previously adopted by the Company as of December 31, 2003 and reflected in the Annual Report on Form 10-K for that year for the Company's investments.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51, and amended it in December 2003 ("FIN 46R"). An entity is subject to the consolidation rules of FIN 46R and is referred to as a variable interest entity ("VIE") if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation. FIN 46R requires an investor with a majority of the variable interests in a VIE to consolidate the entity.

FIN 46R also requires disclosures about VIEs that companies are not required to consolidate, but in which a company has a significant variable interest. On August 29, 2003, the Company funded a revolving loan agreement with Impact C.I.L., LLC ("Impact C.I.L."), a VIE. At present, the Company has contributed $5.1 million to be used to purchase mortgage loans in economically disadvantaged areas. The Company is not the primary beneficiary of the VIE and participates at an 11.11% level in the entity's funding activities. Potential losses are limited to the amount invested as well as associated operating fees.

The Company's maximum commitment is for up to 11.1% ($24 million) of $216 million of participation. The mortgages purchased with these funds may be securitized.

Impact C.I.L. is a subsidiary of Impact Community Capital, LLC ("Impact"), whose charter is to provide real estate loans in economically disadvantaged areas. At present, the Company has a $2.0 million note receivable from Impact in addition to the $5.1 million investment noted above. If the mortgages purchased with these funds are not securitized, the note receivable will be liquidated in ten years from the initial date of the agreement. The Company has voting rights and ownership of Impact in proportion to its investment (approximately 10%).

The Company does not have any other material VIEs that it needs, or will need, to consolidate or disclose.

Forward-Looking Statements
This report contains statements that constitute forward-looking information. Investors are cautioned that these forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. The reader should not rely on forward-looking statements in this annual report on Form 10-K. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. You can usually identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential," or "continue" or with the negative of these terms or other comparable terminology.

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

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as:

•	The effects of competition and competitors' pricing actions;
•	Adverse underwriting and claims experience, including as a result of revived earthquake claims under SB 1899;
•	Customer service problems;
•	The impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Woodland Hills, California;

•	Information system problems, including failures to implement information technology projects on time and within budget;
•	Internal control failures;
•	Adverse developments in financial markets or interest rates;
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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk we are exposed to other risks, including the credit risk related to the issuers of our financial instruments, the underlying insurance risk related to our core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. Financial instruments are not used for trading purposes. The following disclosure reflects estimated changes in value that may result from selected hypothetical changes in market rates and prices. Actual results may differ.

Our cash flow from operations and short-term cash position generally are more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than one year. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. Accordingly, the Company primarily invests in fixed maturity investments, which at December 31, 2004, comprised almost 97% of the fair value of the Company's total investments. The remainder of the Company's investments, representing approximately 3% of total investments at market value, is held in equity securities.

For all of our fixed maturity investments, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity portfolio is subject to interest rate risk where the value of the fixed maturity portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security's value to changes in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, and cash flow.

Since fixed maturity investments with longer remaining terms to maturity tend to realize higher yields, the Company's investment philosophy typically resulted in a portfolio with an effective duration of over 6 years (almost 7 years as of December 31, 2001). Due to the current interest rate environment, management, in consultation with the Investment Committee, targeted a lower duration for the Company's fixed maturity investment portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the fixed maturity portfolio declined from approximately 6 years as of December 31, 2003 to 5.4 years at December 31, 2004.

The Company has also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company's largest insurance subsidiary.

The following table shows the financial statement carrying values of our fixed maturity investments, which are reported at fair value, and our debt, which is reported at historical value. The table also presents estimated carrying values at adjusted market rates assuming a 100 basis point increase in market interest rates, given the effective duration noted above, for the fixed maturity investment portfolio and a 100 basis point decrease in market interest rates for the debt determined from a present value calculation. The following sensitivity analysis summarizes only the exposure to market interest rate risk:

AMOUNTS IN MILLIONS December 31, 2004	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available for sale	$1,342.1	$1,268.1	(5.51%)
Debt	138.3	146.4	5.86%

The common equity portfolio, which represents approximately 3% of total investments at market value, consists primarily of public utility common stocks. Beta is a measure of a security's systematic (non-diversifiable) risk, which is the percentage change in an individual security's return for a 1% change in the return of the market. The average Beta for the Company's common stock holdings was 0.50.

The following table presents the financial statement carrying value of our equity portfolio and the effect of a hypothetical 20% reduction in the overall value of the stock market using the Beta noted above and accordingly summarizes only the exposure to equity price risk for the Company's equity securities:

AMOUNTS IN MILLIONS December 31, 2004	Carrying Value	Estimated Carrying Value at Hypothetical 20% Reduction in Overall Value of Stock Stock Market	Change in Value as a Percentage of Carrying Value
Equity securities available for sale	$42.1	$37.8	(10.1%)

The discussion above provides only a limited, point-in-time view of the market risk sensitivity of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

We have completed an integrated audit of 21st Century Insurance Group's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of 21st Century Insurance Group and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 16, 2005

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,	2004	2003
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,320,592 and $1,183,526)	$1,342,130	$1,219,676
Equity securities available-for-sale, at fair value (cost: $41,450)	42,085	–
Total investments	1,384,215	1,219,676
Cash and cash equivalents	34,697	65,010
Accrued investment income	16,161	14,746
Premiums receivable	105,814	104,638
Reinsurance receivables and recoverables	7,160	12,135
Prepaid reinsurance premiums	1,787	1,719
Deferred income taxes	56,135	76,611
Deferred policy acquisition costs	58,759	53,079
Leased property under capital lease, net of deferred gain of $3,116 and $4,698 and net of accumulated amortization of $24,794 and $12,397	31,719	42,534
Property and equipment, at cost less accumulated depreciation of $68,529 and $60,070	129,372	101,237
Other assets	38,495	46,747
Total assets	$1,864,314	$1,738,132

Liabilities and stockholders' equity
Unpaid losses and loss adjustment expenses	$495,542	$438,323
Unearned premiums	331,036	312,254
Debt	138,290	149,686
Claims checks payable	38,737	45,702
Reinsurance payable	633	1,761
Other liabilities	85,675	89,716
Total liabilities	1,089,913	1,037,442

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued & outstanding 85,489,061 and 85,435,505	85	85
Additional paid-in capital	420,425	419,245
Retained earnings	341,196	259,808
Accumulated other comprehensive income (loss):
Net unrealized gains on available-for-sale investments, net of deferred income taxes of $7,760 and of $12,653	14,412	23,497
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $925 and of $1,047	(1,717)	(1,945)
Total stockholders' equity	774,401	700,690
Total liabilities and stockholders' equity	$1,864,314	$1,738,132

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,	2004	2003	2002
Revenues
Net premiums earned	$1,313,670	$1,172,677	$924,559
Net investment income	58,831	45,833	46,345
Other	—	14,777	—
Net realized investment gains	10,831	13,177	10,391
Total revenues	1,383,332	1,246,464	981,295
Losses and expenses
Net losses and loss adjustment expenses	993,841	962,311	826,657
Policy acquisition costs	222,479	202,189	123,642
Other operating expenses	36,092	7,346	19,645
Write-off of software	—	—	37,177
Interest and fees expense	8,627	3,471	—
Total losses and expenses	1,261,039	1,175,317	1,007,121
Income (loss) before provision for income taxes	122,293	71,147	(25,826)
Provision for income taxes	34,068	17,572	(13,570)
Net income (loss)	$88,225	$53,575	$(12,256)

Earnings (loss) per common share
Basic and diluted	$1.03	$0.63	$(0.14)
Weighted average shares outstanding - basic	85,466,127	85,432,838	85,414,076
Weighted average shares outstanding - diluted	85,602,567	85,637,672	85,414,076

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock						Accumulated
AMOUNTS IN THOUSANDS,		No par value	$0.001 par value	Additional Paid- in	Retained		Other Comprehensive
EXCEPT SHARE DATA	Shares	Amount	Amount	Capital	Earnings		Income (Loss)		Total
Balance - January 1, 2002	85,361,848	$416,991	$—	$—	$248,635		$(6,320)		$659,306
Comprehensive (loss) income					(12,256	)(1)	29,877	(2)	17,621
Cash dividends declared on common stock ($0.26 per share)					(22,210)				(22,210)
Other	69,657	1,993			(1,102)				891
Balance - December 31, 2002	85,431,505	418,984	—	—	213,067		23,557		655,608
Comprehensive income (loss)					53,575	(1)	(2,005	)(2)	51,570
Cash dividends declared on common stock ($0.08 per share)					(6,834)				(6,834)
Other	4,000	346							346
Effects of reincorporation		(419,330)	85	419,245					—
Balance - December 31, 2003	85,435,505	—	85	419,245	259,808		21,552		700,690
Comprehensive income (loss)					88,225	(1)	(8,857	)(2)	79,368
Cash dividends declared on common stock ($0.08 per share)					(6,837)				(6,837)
Other	53,556			1,180					1,180
Balance - December 31, 2004	85,489,061	$—	$85	$420,425	$341,196		$12,695		$774,401
(1) Net (loss) income for the year.

(2) Net change in accumulated other comprehensive income (loss) for 2004, 2003 and 2002 is as follows:

Years Ended December 31,	2004	2003	2002
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of $(804), $3,833, and $17,811, respectively	$(1,493)	$7,116	$33,078
Reclassification adjustment for investment gains included in net income (loss), net of tax expense of $4,089, $4,667, and $3,805, respectively	(7,592)	(8,666)	(7,065)
Change in minimum pension liability in excess of unamortized prior service cost, net of deferred income tax expense (benefit) of $123, $(245), and $2,081, respectively	228	(455)	3,864
Total	$(8,857)	$(2,005)	$29,877

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,	2004	2003	2002
Operating activities
Net income (loss)	$88,225	$53,575	$(12,256)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	22,260	20,206	19,341
Net amortization of investment premiums	7,011	3,756	1,000
Write-off of software	—	—	37,177
Amortization of restricted stock grants	604	346	506
Provision (benefit) for deferred income taxes	25,246	13,406	(5,370)
Realized gains on sale of investments	(10,831)	(13,177)	(10,391)
Changes in assets and liabilities:
Reinsurance balances	3,779	12,953	17,542
Federal income taxes	3,801	(2,825)	4,670
Other assets	(9,835)	(25,562)	(38,068)
Unpaid losses and loss adjustment expenses	57,219	54,314	34,720
Unearned premiums	18,782	45,777	30,004
Claims checks payable	(6,965)	6,398	3,198
Other liabilities	4,060	19,293	(7,490)
Net cash provided by operating activities	203,356	188,460	74,583
Investing activities
Investments available-for-sale
Purchases	(937,010)	(641,433)	(625,690)
Calls or maturities	52,579	38,592	41,850
Sales	710,586	314,648	564,398
Purchases of property and equipment	(40,445)	(23,355)	(19,140)
Net cash used in investing activities	(214,290)	(311,548)	(38,582)
Financing activities
Proceeds from issuance of debt	—	99,871	60,000
Repayment of debt	(11,409)	(10,185)	—
Payment of debt issuance costs	—	(650)	—
Dividends paid (per share: $0.10; $0.08; and $0.24)	(8,546)	(6,835)	(20,501)
Proceeds from the exercise of stock options	576	—	1,488
Net cash (used in) provided by financing activities	(19,379)	82,201	40,987

Net (decrease) increase in cash and cash equivalents	(30,313)	(40,887)	76,988

Cash and cash equivalents, beginning of year	65,010	105,897	28,909
Cash and cash equivalents, end of year	$34,697	$65,010	$105,897

Supplemental information
Net income taxes paid (refunded)	$3,912	$—	$(12,920)
Interest paid	8,612	2,975	—

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
NOTE 1.  DESCRIPTION OF BUSINESS

21st Century Insurance Group is an insurance holding company founded in 1958 and, effective December 4, 2003, was incorporated under the laws of the State of Delaware. Previously, the Company was incorporated in California. The term "Company," unless the context requires otherwise, refers to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly-owned: 21st Century Insurance Company, 21st Century Casualty Company, 21st Century Insurance Company of the Southwest, 20th Century Insurance Services, Inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

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

On October 16, 2003, the board of directors voted to change 21st Century Insurance Group's state of incorporation from California to Delaware. There was no change in the location of Company operations, location of employees, or the way the Company does business. Shareholders holding a majority of the voting power approved the reincorporation by written consent on October 17, 2003. The reincorporation became effective December 4, 2003.

21st Century Insurance Company of the Southwest
21st Century Insurance Company of Arizona ("21st of Arizona") changed its name to 21st Century Insurance Company of the Southwest on September 30, 2004, and re-domesticated from Arizona to Texas on December 31, 2004. 21st of Arizona was a joint venture between the Company and AIG from 1995 to 2001. On January 1, 2002, the Company acquired AIG's 51% interest in 21st of Arizona for $4.4 million.

Transactions with Related Parties
Since 1995, the Company has entered into several transactions with AIG subsidiaries, including various reinsurance agreements, which are discussed in Note 10 of the Notes to Consolidated Financial Statements. At December 31, 2004, reinsurance recoverables, net of payables, from AIG subsidiaries were $1.4 million, compared to $5.8 million at December 31, 2003. Other transactions with AIG subsidiaries have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. In October 2003, as a result of a competitive bidding process, the Company entered into an agreement with an AIG subsidiary whereby AIG provides the Company with investment management services; the agreement was approved by the California Department of Insurance.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Investments
The Company classifies its investment portfolio as available-for-sale and carries it at fair value. Investments available-for-sale include securities that management intends to hold for indefinite periods, but which may be sold in response to changes in interest rates, tax planning considerations, or other aspects of asset/liability management. Fair values for fixed maturity and equity securities are based on quoted market prices, broker quotes and other valuation techniques. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

Temporary unrealized investment gains and losses, net of applicable tax effects, are included as an element of accumulated other comprehensive income (loss), which is classified as a separate component of stockholders' equity. For investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary.

Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. No such charges were recorded in 2004, 2003 or 2002. Realized losses and gains reported in income could vary if conclusions other than those made by management were used to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income.

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

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, no reduction in DPAC is required. The loss and loss adjustment expense ratio used in the recoverability estimate is the expected ultimate ratio provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimate.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
Leased Property under Capital Lease
Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful lives of the property, which range from 3 to 10 years. The related lease obligation is included in debt on the balance sheet.

Property and Equipment
Property and equipment is recorded at cost and depreciated on a straight-line basis. We capitalize certain consulting costs, payroll and payroll-related costs for employees related to computer software developed for internal use. The estimated useful lives used for depreciation purposes are: furniture and leasehold improvements - 7 years; equipment - 3 to 5 years; automobiles - 5 years; software currently in service - 3 to 15 years.

Management assesses the Company's property and equipment, including software development projects in progress, for impairment. The assessment of impairment involves a two-step process, whereby an initial assessment for potential impairment is performed, by comparing the carrying value and cost to complete, if any, to estimates of future undiscounted cash flows from operations at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If future undiscounted cash flows are insufficient, an impairment write down is recorded for the difference between the carrying value and estimated fair value of the asset group. There have been no events or circumstances in 2004 that would require a reassessment of any asset group for impairment.

Intangible Asset
On June 24, 2004, the Company paid $1.5 million to acquire the business name "21st Century Insurance and Financial Services," which will be used as a fictitious business name for 20th Century Insurance Services. The payment has been capitalized as an intangible asset, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and is included in "Other Assets" on the accompanying balance sheet as of December 31, 2004.

The business name has an indefinite useful life, and in accordance with SFAS No. 142 will not be amortized until its useful life is determined to no longer be indefinite. Under SFAS No. 142, an intangible asset is to be carried at fair value and has to be tested for impairment on an annual basis. The impairment test as of December 31, 2004 indicated that the asset was not impaired.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

Reinsurance receivables and recoverables include balances due from other insurance companies for paid losses and LAE as well as ceded unpaid losses and LAE under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums are reported as prepaid reinsurance premiums in the accompanying balance sheets. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the differences are expected to be recovered or settled. Quarterly, the Company reviews its deferred tax assets for recoverability.

Fair Value of Financial Instruments
The carrying value of financial assets and liabilities reported in the accompanying balance sheets for cash and cash equivalents, accrued investment income and trade accounts receivable and payable at December 31, 2004 and 2003, approximate fair value because of the short maturity of these instruments. Investments available-for-sale are carried at fair value in the accompanying balance sheets. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to us for debt with the same remaining maturities. The carrying values of our debt were $138.3 million and $149.7 million and the estimated fair values were $140.9 million and $150.9 million as of December 31, 2004 and 2003, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
Stock-Based Compensation
SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition for stock options. Under the intrinsic-value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company's stock over the exercise price of the options.

In addition to stock options, we also grant restricted stock awards to certain officers and employees. Upon issuance of grants under the plan, unearned compensation equivalent to the market value on the date of grant is charged to paid-in capital and subsequently amortized over the vesting period of the grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. We record forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized with respect to unvested stock awards is reversed in the period of forfeiture. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and, therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

Had compensation cost for the Company's stock-based compensation plans been determined based on the estimated fair value at the grant dates of stock-based compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Years Ended December 31,	2004	2003	2002
Net income (loss), as reported	$88,225	$53,575	$(12,256)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	381	215	329

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,904)	(4,908)	(5,637)

Net income (loss), pro forma	$82,702	$48,882	$(17,564)

Basic and diluted earnings (loss) per share
As reported	$1.03	$0.63	$(0.14)
Pro forma	$0.97	$0.55	$(0.21)

Earnings Per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123R"), Share-based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the third quarter 2005. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations. Although this assessment is ongoing, management believes the effect of adopting SFAS No. 123R will be material to the Company's consolidated results of operations.

On September 30, 2004, the FASB issued FASB Staff Position EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. The disclosure requirements of EITF No. 03-1 were previously adopted by the Company as of December 31, 2003 and reflected in the Annual Report on Form 10-K for that year for the Company's investments.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51, and amended it in December 2003 ("FIN 46R). An entity is subject to the consolidation rules of FIN 46R and is referred to as a variable interest entity ("VIE") if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation. FIN 46R requires an investor with a majority of the variable interests in a VIE to consolidate the entity.

FIN 46R also requires disclosures about VIEs that companies are not required to consolidate, but in which a company has a significant variable interest. On August 29, 2003, the Company funded a revolving loan agreement with Impact C.I.L., LLC ("Impact C.I.L."), a VIE. At present the Company has contributed $5.1 million to be used to purchase mortgage loans in economically disadvantaged areas. The Company is not the primary beneficiary of the VIE and participates at an 11.11% level in the entity's funding activities. Potential losses are limited to the amount invested as well as associated operating fees.

The Company's maximum commitment is for up to 11.1% ($24 million) of $216 million of participation. The mortgages purchased with these funds may be securitized.

Impact C.I.L. is a subsidiary of Impact Community Capital, LLC ("Impact"), whose charter is to provide real estate loans in economically disadvantaged areas. At present, the Company has a $2.0 million note receivable from Impact in addition to the $5.1 million investment noted above. If the mortgages purchased with these funds are not securitized, the note receivable will be liquidated in 10 years from the initial date of the agreement. The Company has voting rights and ownership of Impact in proportion to its investment (approximately 10%).

The Company does not have any other material VIEs that it needs, or will need, to consolidate or disclose.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
NOTE 3.  EARNINGS (LOSS) PER SHARE ("EPS")

For each of the three years ended December 31, 2004, 2003, and 2002, the numerator for the calculation of both basic and diluted EPS is equal to net income (loss) reported for that year. The difference between basic and diluted EPS denominators is due to dilutive stock options. The denominator for the computation of basic EPS was 85,466,127 shares, 85,432,838 shares, and 85,414,076 shares for 2004, 2003 and 2002, respectively. The denominator for diluted EPS was 85,602,567 shares, 85,637,672 shares, and 85,414,076 shares for 2004, 2003 and 2002, respectively.

Options to purchase an aggregate of 6,156,772 shares, 5,121,446 shares, and 5,010,411 shares of common stock were considered anti-dilutive during 2004, 2003 and 2002, respectively, and were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock for each respective period. These options expire at various points in time through December 2014 (see Note 14 of the Notes to Consolidated Financial Statements).

NOTE 4.  INVESTMENTS

A summary of net investment income follows:

Years Ended December 31,	2004	2003	2002
Interest on fixed maturities	$57,188	$45,668	$45,777
Interest on cash equivalents	1,484	857	922
Dividends on equity securities	1,126	—	—
Investment expense	(967)	(692)	(354)
Net investment income	$58,831	$45,833	$46,345

A summary of net realized investment gains (losses) follows:

Years Ended December 31,	2004	2003	2002
Realized gains on sales of fixed maturity securities	$11,419	$13,715	$13,053
Realized gains on equity securities	2,726	—	—
Total realized gains on sales of investments	14,145	13,715	13,053
Realized losses on sales of fixed maturity securities	(1,708)	(382)	(2,183)
Realized losses on equity securities	(757)	—	—
Total realized losses on sales of investments	(2,465)	(382)	(2,183)
Realized losses on disposal of property and equipment	(849)	(156)	(479)
Total net realized investment gains	$10,831	$13,177	$10,391

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
A summary of investments follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies	$204,990	$1,420	$(1,345)	$205,065
Obligations of states and political subdivisions	292,149	20,057	(51)	312,155
Corporate securities	823,453	7,234	(5,777)	824,910
Total fixed maturity investments	1,320,592	28,711	(7,173)	1,342,130
Equity securities	41,450	928	(293)	42,085
Total investments	$1,362,042	$29,639	$(7,466)	$1,384,215
December 31, 2003
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies	$192,936	$2,312	$(970)	$194,278
Obligations of states and political subdivisions	834,058	32,679	(1,392)	865,345
Corporate securities	156,532	4,575	(1,054)	160,053
Total fixed maturity investments	1,183,526	39,566	(3,416)	1,219,676
Equity securities	—	—	—	—
Total investments	$1,183,526	$39,566	$(3,416)	$1,219,676

The Company has no non-interest bearing fixed maturity investments, investments accounted for on a non-accrual basis or any individual securities in excess of 10% of stockholders' equity. Fixed maturities available-for-sale, at December 31, 2004, are summarized by contractual maturity year as follows:

	Amortized	Fair
	Cost	Value
Fixed maturities due:
2005	$11,300	$11,279
2006-2009	53,869	54,681
2010-2014	696,477	703,705
2015 and thereafter	233,322	248,593
Asset-backed securities	325,624	323,872
Total	$1,320,592	$1,342,130

Expected maturities of the Company's investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table summarizes the Company's gross unrealized losses and estimated fair values on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S.
Governmentcorporations and agencies	$128,491	$1,277	$1,927	$68	$130,418	$1,345
Obligations of states and political
subdivisions	—	—	1,030	51	1,030	51
Corporate securities	412,119	5,249	10,724	528	422,843	5,777
Total fixed maturity investments	540,610	6,526	13,681	647	554,291	7,173
Equity securities	15,479	293	—	—	15,479	293
Total Investments	$556,089	$6,819	$13,681	$647	$569,770	$7,466

The Company held 179 investment positions with unrealized losses as of December 31, 2004. Of the 179 investment positions, 64 positions were in equity securities, which have been held for less than one year, as the Company typically holds equity securities for 90 days or less. The remaining 115 investment positions were fixed maturity securities and are all investment grade; none of the unrealized losses are considered credit related and given the length of time in an unrealized loss position do not appear to represent other-than-temporary impairment. Of the 115 fixed maturity securities in an unrealized loss position, the Company had 8 investments that were in an unrealized loss position for 12 months or more, however, the unrealized loss for such investments, which are all investment grade, comprised less than 5% of amortized cost.

Cash and securities with carrying values of $7.1 million and $6.7 million as of December 31, 2004 and 2003 were on deposit with state regulatory authorities in accordance with the related statutory insurance requirements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 5.  INCOME TAXES

Income tax expense (benefit) consists of:

Years Ended December 31,	2004	2003	2002
Current tax expense (benefit)	$8,822	$4,166	$(8,200)
Deferred tax expense (benefit)	25,246	13,406	(5,370)
Total tax expense (benefit)	$34,068	$17,572	$(13,570)

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax expense (benefit) follows:

Years Ended December 31,	2004	2003	2002
Federal income tax expense (benefit) at statutory rate	$42,803	$24,902	$(9,039)
Tax-exempt income, net	(4,888)	(8,581)	(9,377)
State and local taxes, net of federal benefit	(4,477)	560	5,151
Dividends received deduction	(294)	—	—
Research and experimentation tax credit	—	(374)	(1,040)
Nondeductible political contributions	497	135	766
Effect on prior years of settlement of tax dispute	—	949	—
Effect of nondeductible executive compensation	435	—	—
Other - net	(8)	(19)	(31)
Income tax expense (benefit)	$34,068	$17,572	$(13,570)

In a December 21, 2000, court ruling, Ceridian Corporation v. Franchise Tax Board, a California statute that allowed a tax deduction for the dividends received from wholly-owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board ("FTB") took the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB began disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB made no formal assessment, the Company anticipated a retroactive disallowance that would result in additional tax assessments and recorded a provision for this contingency in a prior year. In the third quarter of 2004, California enacted AB 263, which will allow the Company to file certain amended California tax returns and claim a dividends received deduction. As a result, the Company re-estimated its liability and reduced its tax provision by approximately $4.9 million in the third quarter 2004, which reduced the effective tax rate for 2004.

Income tax payments for the year ended December 31, 2004 totaled $16.4 million. No income tax payments were required in the years ended December 31, 2003 and 2002. During 2004, we received $12.5 million from the IRS to settle the majority of the prior year receivable. As of December 31, 2004, the Company's federal income tax refund receivable was $2.8 million.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The Company's net deferred tax asset is comprised of:

December 31,	2004	2003
Deferred tax assets ("DTAs"):
Net operating loss carryforward	$75,847	$105,317
Alternative minimum tax credit	24,142	10,717
Unearned premiums	23,825	22,377
Unpaid losses and LAE	7,828	8,107
Research credit	2,423	2,607
Minimum pension liability	925	1,047
Other DTAs - net	1,778	14
Total DTAs	136,768	150,186

Deferred tax liabilities ("DTLs"):
EDP software development costs	48,871	40,729
Deferred policy acquisition costs	20,566	18,578
Unrealized investment gains	7,760	12,653
Other DTLs - net	3,436	1,615
Total DTLs	80,633	73,575
Net deferred tax asset	$56,135	$76,611

As of December 31, 2004, the Company had a tax net operating loss ("NOL") carryforward of $216.7 million for regular tax purposes, all of which expires on or after 2017, and an alternative minimum tax credit carryforward of $24.1 million. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities.

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

Our core business has generated an underwriting profit for the past three years. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of December 31, 2004. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. If so, management might be required to reach a different conclusion about the realization of the DTAs and recognize a valuation allowance at that time.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 6.  DEFERRED POLICY ACQUISITION COSTS

Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations (policy acquisition costs are amortized over the 6-month policy period):

Years Ended December 31,	2004	2003	2002
Deferred policy acquisition costs, beginning of year	$53,079	$46,190	$30,631
Acquisition costs deferred	228,159	209,078	139,201
Acquisition costs amortized and charged to income
during the year	(222,479)	(202,189)	(123,642)
Deferred policy acquisition costs, end of year	$58,759	$53,079	$46,190

Total advertising costs included in acquisition costs deferred during 2004, 2003 and 2002 were $66.7 million, $53.9 million, and $43.3 million, respectively.

NOTE 7.  PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

December 31,	2004	2003
Furniture and equipment	$38,676	$37,666
Automobiles	881	1,505
Leasehold improvements	14,245	11,890
Software currently in service	87,283	34,136
Software development projects in progress	56,816	76,110
Subtotal	197,901	161,307
Less accumulated depreciation, including $25,506 and $19,057 for software currently in service	(68,529)	(60,070)
Total	$129,372	$101,237

Depreciation expense on software currently in service was $7.0 million, $4.2 million, and $9.6 million in 2004, 2003 and 2002, respectively. In the third quarter of 2002, we recorded a pre-tax charge to write off $37.2 million of previously capitalized software costs for abandoned portions of an advanced personal lines processing system. Substantially all software development projects in progress, which primarily relate to the advanced personal lines processing system, are expected to be implemented during 2005.

NOTE 8.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Accounting for losses and LAE is highly subjective because these costs must be estimated, often weeks, months or even years in advance of when the payments are actually made to claimants, attorneys, claims personnel and others involved in the claims settlement process.

Accounting principles require insurers to record estimates for loss and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires the Company to estimate both the number of accidents that have occurred (called "frequency") and the ultimate amount of loss and LAE (called "severity") related to each accident. The Company employs actuaries who are professionally trained and certified in the process of establishing estimates for frequency and severity.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operating income. It is management's belief that the unpaid losses and LAE are adequate to cover unpaid losses and LAE as of December 31, 2004. While the Company performs quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that ultimate amounts will not differ materially, higher or lower, from the recorded liability for unpaid losses and LAE as of December 31, 2004. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

The following analysis provides a reconciliation of the activity in the reserve for unpaid losses and loss adjustment expenses:

Years Ended December 31,	2004	2003	2002
At beginning of year:
Reserve for losses and LAE, gross of reinsurance	$438,323	$384,009	$349,290
Reinsurance recoverable	(8,964)	(20,351)	(23,512)
Acquisition of 21st of Arizona	—	—	6,749
Reserve for losses and LAE, net of reinsurance	$429,359	363,658	332,527
Losses and LAE incurred, net of reinsurance:
Current year	993,946	911,104	754,299
Prior years	(105)	51,207	72,358
Total	993,841	962,311	826,657
Losses and LAE paid, net of reinsurance:
Current year	642,664	590,678	513,738
Prior years	289,639	305,932	281,788
Total	932,303	896,610	795,526
At end of year:
Reserve for losses and LAE, net of reinsurance	490,897	429,359	363,658
Reinsurance recoverable	4,645	8,964	20,351
Reserve for losses and LAE, gross of reinsurance	$495,542	$438,323	$384,009

The change in prior accident year estimates recorded in each of the past three years, net of applicable reinsurance, are summarized below:

Years ended December 31,	2004	2003	2002
Personal auto	$(2,936)	$11,159	$16,200
Homeowner and earthquake [1]	2,831	40,048	56,158
Total	$(105)	$51,207	$72,358
Positive amounts represent deficiencies in loss and LAE reserves, while negative amounts represent redundancies.

The provision for losses and LAE recorded in 2003 and 2002 for insured events of prior years primarily resulted from the Company's recognition of earthquake losses under SB 1899, as discussed in Note 16 of the Notes to Consolidated Financial Statements, and from adverse development in personal auto loss severity.

_____________________
[1]	The Company no longer has any California homeowners policies in force. The Company ceased writing earthquake coverage in 1994, but has remaining loss reserves from the 1994 Northridge Earthquake that are subject to adverse development.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The process of making periodic changes to unpaid losses and LAE begins with the preparation of several point estimates of unpaid losses and LAE, a review of the actual claims experience in the period, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss ratio. Other relevant internal and external factors considered include a qualitative assessment of inflation and other economic conditions, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, exposure and policy forms, claims handling, and geographic distribution shifts. The Company's actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and use experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage. Meetings are held with appropriate departments to discuss significant issues as a result of the review. This process culminates in a reserve meeting to review the unpaid losses and LAE. The basis for carried unpaid losses and LAE is the overall actuarial point estimate.

As a result of this process, unpaid losses and LAE are finalized and periodic changes are recorded for each of our coverages. The change in unpaid losses and LAE for the period for each coverage is the difference between net ultimate losses and LAE and the net paid losses and LAE recorded through the end of the period. The overall change in our unpaid losses and LAE is based on the sum of these coverage level changes.

The following table shows unpaid losses and LAE gross and net of reinsurance:

	2004		2003
December 31,	Gross	Net	Gross	Net
Unpaid Losses and LAE
Personal auto lines	$489,411	$485,759	$419,913	$413,348
Homeowner and earthquake	6,131	5,138	18,410	16,011
Total	$495,542	$490,897	$438,323	$429,359

The $69.5 million increase in the gross auto reserves for the year ended December 31, 2004, is comprised of growth in reserves attributable to the higher number of insured automobiles of approximately $36.8 million, the effects of higher average loss costs of approximately $35.6 million and the favorable development in prior accident year reserves of approximately $2.9 million.

NOTE 9. DEBT

Debt at December 31 consisted of:

	2004	2003
Senior Notes (5.9%; maturing in 2013)	$99,884	$99,871
Obligation under capital lease (5.7%; maturing through 2007)	38,406	49,815
Total debt	$138,290	$149,686

The primary purpose of both of the borrowings enumerated above was to increase the statutory surplus of the Company's largest insurance subsidiary.

In December 2003, the Company completed a private offering of $100 million principal amount of 5.9 percent Senior Notes due in December 2013 at a discount of $0.8 million. The effective interest rate on the Senior Notes, when all offering costs are taken into account and amortized over the term of the Senior Notes, is approximately 6 percent per annum. Of the $99.2 million in net proceeds from the Senior Notes, $85.0 million was used to increase the statutory surplus of 21st Century Insurance Company, a wholly-owned subsidiary of the Company, and the balance was retained by the holding company.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The Senior Notes are redeemable at the Company's option, at any time in whole, or from time to time in part, prior to maturity at a redemption price equal to the greater of (A) 100% of the principal amount of the notes or (B) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued through the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 25 basis points (plus in each case, accrued interest thereon to the date of redemption).

On April 6, 2004, pursuant to a registration rights agreement executed in connection with the offering, the Company filed a registration statement with the SEC enabling holders to exchange the private offering notes for publicly registered notes. On July 8, 2004, the Company completed an exchange offer in which all of the private offering notes were exchanged for publicly registered notes having the same terms.

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The transaction is accounted for as a capital lease under SFAS No. 13, Accounting for Leases, as amended by SFAS No. 28, Accounting for Sales with Leasebacks. The lease includes a covenant that if AIG ceases to have a majority interest in the Company, or if statutory surplus falls below $300.0 million, or if the net premiums written to surplus ratio is greater than 3.8:1, or if claims paying ratings fall below BBB+ (as rated by Standard & Poor's), Baa1 (as rated by Moody's) or B++ (as rated by A.M. Best), the Company will either deliver a letter of credit to the lessor or pay the lessor the then outstanding balance, including a prepayment penalty of up to 3%. The lessor has been granted a security interest in the property and equipment, subject to the sale-leaseback, and also certain software in process of development. See Note 12 of the Notes to Consolidated Financial Statements for the related contractual commitment schedule.

Depreciation expense for leased property under capital lease was $12.4 million for the years 2004 and 2003. There was no depreciation expense on leased property under capital lease for 2002.

NOTE 10. REINSURANCE

Effective September 1, 2002, the Company entered into an agreement to cancel future cessions under its quota share reinsurance treaty with AIG subsidiaries resulting in a pre-tax charge of $0.9 million. The treaty would have ceded 4% of premiums and losses and LAE to AIG subsidiaries in the remainder of 2002 and 2% in 2003.

The Company has a catastrophe reinsurance agreement for its auto lines with Endurance Specialty Insurance Ltd. (20%) and AIG subsidiaries Transatlantic Reinsurance Company (20%) and National Union Insurance Company of Pittsburg, PA (60%), which reinsures any covered events up to $45.0 million in excess of $20.0 million effective January 1, 2004. In 2003 and 2002, covered events were up to $30.0 million in excess of $15.0 million and the reinsurers were Folksamerica Reinsurance Company (6.7%), Endurance Specialty Insurance Ltd. (16.7%), Transatlantic Reinsurance Company (16.7%) and National Union Insurance Company of Pittsburg, PA (60%).

Effective January 1, 2004, the 90% quota share reinsurance treaty covering the Company's Personal Umbrella Policies ("PUP") was amended so that the reinsurers are as follows: Swiss RE Underwriters - 55%, Hannover Ruckversicherungs - 35%.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following summarizes the approximate percentage of business retained and ceded under various reinsurance programs with AIG subsidiaries and unrelated insurers. Most programs provide for ceding commissions that approximate the Company's direct policy acquisition costs and other operating expenses.

	Contracts Incepting During
	2004	2003	2002
Auto Policies
Retained	100%	100%	97%
Ceded	—	—	3%
Catastrophe cover in excess of $20 million in 2004 and $15 million in 2003 and 2002	$45,000	$30,000	$30,000
Homeowner Policies[1]
Retained	—	—	—
Ceded	—	—	100%
PUP Policies
Retained	10%	10%	10%
Ceded	90%	90%	90%

The effect of reinsurance on premiums written and earned is as follows:

	2004		2003		2002
Years Ended December 31,	Written	Earned	Written	Earned	Written	Earned
Gross	$1,337,198	$1,318,417	$1,223,484	$1,177,705	$998,248	$971,059
Ceded	(4,814)	(4,747)	(4,854)	(5,028)	(32,949)	(46,500)
Net	$1,332,384	$1,313,670	$1,218,630	$1,172,677	$965,299	$924,559

Gross losses and loss adjustment expenses have been reduced by reinsurance ceded as follows:

Years Ended December 31,	2004	2003	2002
Gross losses and LAE incurred	$997,612	$966,512	$870,402
Ceded losses and LAE incurred	(3,771)	(4,201)	(43,745)
Net losses and LAE incurred	$993,841	$962,311	$826,657

At December 31, 2004 and 2003, the Company's reinsurance recoverables, net of payables, from AIG subsidiaries were $1.5 million and $5.8 million, respectively. The Company ceded $1.1 million, $0.9 million, and $29.1 million in net premiums earned to AIG subsidiaries in 2004, 2003 and 2002, respectively. Losses and LAE incurred of $0.1 million, $1.6 million, and $28.4 million were ceded to AIG subsidiaries in 2004, 2003 and 2002, respectively.

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company has both funded and unfunded non-contributory defined benefit pension plans, which together cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded non-qualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. For other eligible employees, the pension benefits are based on employees' compensation during all years of service. The Company's funding policy is to make annual contributions as required by applicable regulations. In 2004, 2003, and 2002, the Company made additional contributions to fully fund the accumulated benefit obligation of its qualified plan.
____________________
1 The Company’s homeowner policies did not include any earthquake coverage.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Other information regarding the Company's defined benefit pension plans follows:

Years Ended December 31,	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$100,933	$78,684
Service cost	6,493	4,607
Interest cost	6,639	5,627
Plan amendments	—	85
Actuarial loss	4,873	14,161
Benefits paid	(2,463)	(2,230)
Projected benefit obligation at end of year	$116,475	$100,934
Change in plan assets:
Fair value of plan assets at beginning of year	$77,099	$58,276
Actual return on plan assets net of expenses	9,290	14,053
Employer contributions	2,659	7,000
Benefits paid	(2,463)	(2,230)
Fair value of plan assets at end of year	$86,585	$77,099
Reconciliation of funded status:
Funded status	$(29,890)	$(23,835)
Unrecognized net loss	36,267	36,026
Unrecognized prior service cost	678	788
Net pension asset recognized at year end	$7,055	$12,979
Amounts recognized in the balance sheet consist of:
Prepaid pension cost - qualified plan	$16,610	$19,849
Accrued benefit liability - non-qualified plan	(9,555)	(6,870)
Additional minimum liability - non-qualified plan	(3,285)	(3,742)
Intangible asset	643	750
Accumulated other comprehensive income, pre-tax	2,642	2,992
Net pension asset recognized at year end	$7,055	$12,979

The accumulated benefit obligation for all defined benefit pension plans was $95.3 million and $83.4 million at December 31, 2004 and 2003, respectively, of which 90.7% and 92.0%, respectively, were vested.

Information for the unfunded supplemental executive retirement plan, which has an accumulated benefit obligation in excess of plan assets, is as follows:

Years Ended December 31,	2004	2003
Projected benefit obligation	$19,232	$16,552
Accumulated benefit obligation	12,840	11,586
Fair value of plan assets	—	974

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Net periodic benefit costs for all plans were comprised of the following:

Years Ended December 31,	2004	2003	2002
Service cost	$6,493	$4,607	$3,788
Interest cost	6,638	5,627	5,008
Expected return on plan assets	(6,441)	(4,857)	(4,193)
Amortization of unrecognized transition obligation	—	—	181
Amortization of prior service cost	111	105	105
Amortization of net loss	2,163	2,012	1,012
Net periodic benefit cost	$8,964	$7,494	$5,901

Additional information

The (decrease) increase in minimum liability included in accumulated other comprehensive income, net of deferred income taxes, for the years ended December 31, 2004 and 2003 was $(0.2) and $0.5 million, respectively.

Assumptions

December 31,	2004	2003
Weighted-average assumptions used to determine the benefit obligations:
Discount rate	6.00%	6.10%
Rate of compensation increase	4.60%	4.60%

Years Ended December 31,	2004	2003
Weighted-average assumptions used to determine the net cost:
Discount rate	6.10%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.60%	5.60%

December 31 is the measurement date for the plans. The discount rate can vary from year to year and is determined by developing a hypothetical bond portfolio matched to our projected benefit costs.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Plan Assets
The Company's pension plan weighted-average asset allocations for 2004 and 2003, and target allocation for 2005, by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2005	2004	2003
Equity Securities	66-84%	76%	72%
Debt Securities	22-28	21	19
Other	0-12	3	9
Total		100%	100%

The Company's pension plan assets are managed by outside investment managers. The Company's investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities.

Pension Plan Contributions
During 2004, the Company contributed $2.7 million to its pension plans. Based on current assumptions, the Company does not expect to be required to contribute to its qualified plan in 2005. However, the amount and timing of future contributions to our qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan's assets, cash requirements for benefit payments to retirees, and future changes in interest rates that affect the actuarial measurement of the plan's obligations. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $1.1 million in 2005.

Estimated Future Benefit Payments
Benefit payments for the Company's defined benefit pension plans, which reflect expected future service, are expected to be paid as follows:

Years ended December 31,	Pension Plans
2005	$2,666
2006	2,882
2007	3,174
2008	3,435
2009	3,795
2010-2014	29,876
Total	$45,828

Defined Contribution Plans
The Company sponsors a contributory savings and security plan for eligible employees and officers. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee's compensation or the amount contributed by the employee up to the maximum allowable under IRS regulations. Company matching contributions charged against operations were $4.9 million, $4.4 million, and $4.2 million in 2004, 2003 and 2002, respectively. The plan offers a variety of investment types among which employees exercise complete discretion as to choice and investment duration, including any amounts the employee elects to invest in Company common stock.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contractual Commitments
The Company leases office space in Woodland Hills, California. The lease for the Company's corporate office expires in February 2015 and may be renewed for two consecutive five-year periods. During the current year, the Company entered into a lease for a call center in Lewisville, Texas, which expires in 2016. The Company also leases automobiles and office equipment as well as office space in several other locations throughout California, primarily for claims services. The Company also has software license agreements with terms greater than one year. Minimum amounts due under the Company's noncancelable commitments at December 31, 2004 are as follows:

	Operating Leases[1]	Capital Lease
2005	$27,248	$13,962
2006	24,791	13,962
2007	17,982	13,962
2008	17,063	—
2009	17,003	—
Thereafter	90,245	—
	$194,332	$41,886
Less: amount representing interest		3,480
Present value of minimum lease payments		$38,406

Total rental expense charged to operations for the years ended December 31, 2004, 2003 and 2002 was $24.4 million, $17.5 million, and $16.4 million, respectively.

The Company owns an 11.11% interest in Impact, an entity whose purpose is to provide real estate loans in economically disadvantaged areas. Through one of Impact's subsidiaries, Impact C.I.L., the Company has a commitment to fund up to an additional $24.0 million in loans over the next ten years.

Legal Proceedings
In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company's business practices. Many suits seek unspecified extracontractual and punitive damages as well as contractual damages under the Company's insurance policies in excess of the Company's estimates of its obligations under such policies. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits and it denies liability for any such alleged damages. The Company has not established reserves for potential extracontractual or punitive damages, or for contractual damages in excess of estimates the Company believes are correct and reasonable under its insurance policies. Nevertheless, extracontractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and risk of litigation. Other than possibly for the contingencies discussed below and in Note 16 of the Notes to Consolidated Financial Statements, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows. The Company denies liability and has not established a reserve for the matters discussed below. A range of potential losses in the event of a negative outcome is discussed where known.
___________________
1 Includes total amounts due under long-term software license agreements of approximately $15.1 million.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The Complaint requests injunctive and restitutionary relief against the Company under Business and Professions Code ("B&P") Sec. 17200 for alleged unfair business practices in violation of California Insurance Code ("CIC") Sec. 1861.02(c) relating to company rating practices. The plaintiffs are seeking injunctive relief and unspecified restitutionary relief. Based on the passage of California's Proposition 64 in November 2004, we have filed a motion to dismiss the complaint. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company's (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner's claim. On March 1, 1994, Ramon Aguilera shot and killed Mr. Gonzalez (the minor children's father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs' motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court's simultaneous ruling denying the Company's motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera's inequitable conduct. The Company also believes that the court's decision was not supported by the evidence in the case demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera is set for May 2005 on his claims for bad faith, emotional distress, punitive damages and attorney fees. The Company believes it has meritorious defenses to these additional claims, but expects plaintiff's attorney fee claim alone to approach $4.0 million.

Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group, was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that 21st Century uses "biased" software in determining the value of total-loss automobiles. Plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the discovery stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Thomas Theis, on his own behalf and on behalf of all others similarly situated v. 21st Century Insurance, was filed on June 17, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company used a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area. Plaintiff alleges that the adjusted amount is "predetermined" and "biased," creating an unfair pretext for reducing claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the discovery stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

NOTE 13.   CAPITAL STOCK

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

The Company is authorized to issue up to 500,000 shares of preferred stock, $1 par value, and 376,126 shares of Series A convertible preferred stock, $1 par value, none of which were outstanding at December 31, 2004 or 2003.

Shares of common stock issued pursuant to the exercise of employee stock options and restricted stock grants were 53,556 in 2004, 4,000 in 2003, and 69,657 in 2002. No shares were repurchased in 2004 or 2003.

NOTE 14.   STOCK-BASED COMPENSATION

2004 Stock Option Plan
The stockholders approved the 2004 Stock Option Plan (the "2004 Plan") at the Annual Meeting of Shareholders on May 26, 2004. The 2004 Plan supersedes the 1995 Stock Option Plan, which will remain in effect only as to outstanding awards under it. The 2004 Plan authorizes a Committee of the Board of Directors to grant stock options in respect of 4,000,000 shares to eligible employees and nonemployee directors, subject to the terms of the 2004 Plan. Additionally, under the 2004 Plan, the Committee may grant stock options in respect of shares that were subject to outstanding awards under the 1995 Stock Option Plan to the extent such awards expire, are terminated, are cancelled, or are forfeited for any reason without shares being issued.

At December 31, 2004, 5,366,518 stock options remain available for future grants under the 2004 Plan. Options granted to employees generally have ten-year terms and vest over various periods, generally three years. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company at that time. Currently, the Company uses the intrinsic-value method to account for stock-based compensation paid to employees for their services.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of securities issuable and issued for the Company's stock option plans and the Restricted Shares Plan at December 31, 2004, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan	Restricted Shares Plan
Total securities authorized	10,000	4,000	1,422
Number of securities issued	(524)	—	(1,053)
Number of securities issuable upon the exercise of all outstanding options and rights	(7,940)	(169)	—
Number of securities forfeited	(1,821)	—	—
Number of securities forfeited and returned to plan	1,821	—	156
Unused options assumed by 2004 Stock Option Plan	(1,536)	1,536	—
Number of securities remaining available for future grants under each plan	—	5,367	525

A summary of the Company's stock option activity and related information follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding January 1, 2002	3,999,938	$19.75
Granted in 2002	1,523,708	16.09
Exercised in 2002	(86,881)	16.46
Forfeited in 2002	(294,865)	18.93
Options outstanding December 31, 2002	5,141,900	$18.77
Granted in 2003	1,801,556	12.03
Exercised in 2003	—	—
Forfeited in 2003	(199,538)	17.07
Options outstanding December 31, 2003	6,743,918	$17.05
Granted in 2004	1,799,034	14.23
Exercised in 2004	(49,056)	13.94
Forfeited in 2004	(385,338)	16.07
Options outstanding December 31, 2004	8,108,558	$16.49

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$11.68-$13.00	1,754,164	8.2 Years	$11.85	574,675	$11.74
13.01 - 15.00	1,530,450	9.1 Years	14.40	55,733	14.56
15.01 - 17.00	1,635,740	6.9 Years	16.12	1,249,881	16.14
17.01 - 19.00	1,934,122	5.8 Years	18.06	1,934,122	18.06
19.01 - 22.00	447,582	2.3 Years	20.43	447,582	20.43
22.01 - 29.25	806,500	4.4 Years	25.39	806,500	25.39
$11.68-$29.25	8,108,558	6.8 Years	$16.49	5,068,493	$18.21

Options exercisable at the end of 2003 numbered 3,861,123.

The weighted average fair value for options granted during 2004, 2003 and 2002 was $5.95, $4.80, and $6.33, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2004	2003	2002
Risk-free interest rate:
Minimum	3.43%	2.65%	3.75%
Maximum	4.24%	3.75%	4.79%
Dividend yield	0.56%	0.67%	2.49%
Volatility factor of the expected market price of the Company's common stock:
Minimum	0.33	0.38	0.35
Maximum	0.41	0.40	0.38
Weighted-average expected life of the options	6 Years	6 Years	8 Years

Restricted Shares Plan
The Restricted Shares Plan, which was approved by the Company's stockholders, currently authorizes grants of up to 1,421,920 shares of common stock to be made available to key employees. In general, twenty percent of the number of shares granted vest on the anniversary date of each of the five years following the year of grant. Total amortization expense relating to the Restricted Shares Plan was $0.6 million, $0.4 million, and $0.5 million in 2004, 2003 and 2002, respectively. Unamortized deferred compensation in connection with outstanding restricted stock grants totaled $0.1 million, $0.7 million, and $1.0 million at the end of 2004, 2003 and 2002, respectively.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of activity under the Restricted Shares Plan from 2002 through 2004 follows:
	Common	Market Price Per
	Shares	Share on Date of Grant
Outstanding, January 1, 2002	103,091
Granted in 2002	—	—
Vested and distributed in 2002	(25,629)
Canceled or forfeited	(17,224)
Outstanding, December 31, 2002	60,238
Granted in 2003	4,000	$14.45
Vested and distributed in 2003	(19,345)
Canceled or forfeited	—
Outstanding, December 31, 2003	44,893
Granted in 2004	4,500	$13.67
Vested and distributed in 2004	(33,137)
Canceled or forfeited	—
Outstanding, December 31, 2004	16,256

NOTE 15. STATUTORY FINANCIAL DATA
Statutory surplus and statutory net income (loss) for the Company's insurance subsidiaries were as follows:

Years Ended December 31,	2004	2003	2002
Statutory surplus	$614,893	$535,026	$397,381
Statutory net income (loss)	110,339	76,063	(39,771)

The Company's insurance subsidiaries file financial statements prepared in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by domestic insurance regulatory agencies. The Company's financial statements are prepared in accordance with GAAP and differ from amounts reported under SAP primarily as a result of the following:

•
Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned under GAAP, rather than expensed as incurred, as required by SAP.

•
Certain assets are included in the GAAP consolidated balance sheets, but are charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

•
Amounts related to ceded reinsurance, such as prepaid reinsurance premiums and reinsurance recoverables, are shown gross, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

•
Investments, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

•
The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Both current and deferred taxes are recognized in the income statement for GAAP, while deferred taxes are posted directly to surplus for SAP.

•	Costs for application computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather then expensed as incurred, as required by SAP.

The following table reconciles consolidated GAAP net income (loss) to statutory net income (loss).

Years Ended December 31,	2004	2003	2002
Net income (loss) - GAAP basis	$88,225	$53,575	$(12,256)
Deferred federal income tax expense (benefit)	23,130	24,323	(10,816)
Change in deferred policy acquisition costs	(5,680)	(6,889)	(19,032)
Net loss from non-insurance entities	634	2,369	4,319
Other, net	4,030	2,685	(1,986)
Net income (loss) - SAP basis	$110,339	$76,063	$(39,771)

The following table reconciles consolidated GAAP stockholders' equity to statutory surplus.

December 31,	2004	2003
Stockholders' equity - GAAP	$774,401	$700,690
Assets/gains (liabilities/losses) recognized under GAAP but not under SAP:
Net book value of fixed assets under sale-leaseback transaction	(34,834)	(47,231)
Deferred gain under sale-leaseback transaction	(610)	(305)
Capital lease obligation	38,405	49,814
Non admitted net deferred tax assets	(67,260)	(91,935)
Net deferred tax assets relating to items nonadmitted under SAP	50,712	53,309
Intercompany receivables	(19,917)	214
Fixed assets	(25,017)	(12,162)
Deferred policy acquisition costs	(58,759)	(53,079)
Prepaid pension costs and intangible pension asset	(17,253)	(19,413)
Unrealized gains on bonds	(21,709)	(35,690)
Other prepaid expenses	(12,235)	(9,612)
Equity in non-insurance entities	8,082	1,680
Other, net	887	(1,254)
Statutory Surplus	$614,893	$535,026

The Company is also regulated by the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Many transactions that are defined to be of an "extraordinary" nature may not be effected without the prior approval of the California Department of Insurance. In addition, there are limits on the insurance subsidiaries' dividend paying capacity. In 2005, the Company estimates that one of its insurance subsidiaries has capacity to pay approximately $109.8 million in dividends to its parent without prior approval of the California Department of Insurance.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

On June 15, 2004 the CDI finalized its examination reports on the statutory financial statements for the Company's California-domiciled insurance subsidiaries for the three-year period ended December 31, 2002. The reports did not contain any findings or adjustments.

NOTE 16. NORTHRIDGE EARTHQUAKE

California Senate Bill 1899 ("SB 1899"), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquakeIn the first two quarters of 2002, we expensed $11.9 million of legal defense costs as they were paid. The Company lacked sufficient information to record a reasonable estimate of the related legal defense costs until the third quarter of 2002, at which time an additional provision of $46.9 million was recorded. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and the Company obtained more information with which to estimate the ultimate cost of resolving its SB 1899 claims. Based on events occurring during the first quarter of 2003, the Company increased its SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. The revised estimate at that point was based on the pace and cost of settlements reached thus far, the actual costs incurred during that quarter, and the Company's assessment of the expected length and intensity of the litigation arising out of the remaining claims. The estimate was subsequently increased by $1.0 million during the first quarter of 2004 based on the Company's reassessment of its remaining estimated litigation costs. Based upon information obtained in connection with settlement discussions and mediations conducted during the fourth quarter of 2004, the Company updated its case-by-case review of the remaining cases and reevaluated remaining litigation costs for resolving outstanding matters. As a result of this reassessment, the Company increased its reserve by $1.2 million during the fourth quarter of 2004. The Company's total reserve for SB 1899 claims as of December 31, 2004 and 2003 was approximately $4.0 million and $14.2 million, respectively.

More than ninety-eight percent of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. Substantially all of the Company's remaining 1994 Earthquake claims are in litigation. No class actions have been certified and the trial court has denied class action status for the two remaining cases seeking class action status. While the reserves established are the Company's current best estimate of the cost of resolving its 1994 Earthquake claims, including claims arising as a result of SB 1899, these reserves continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved. The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive pre-trial preparation, and that the trial court's denial of class action status for those cases seeking such status will be upheld on any appeal. Current reserves contain no provisions for extracontractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company1. To the extent these and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company's current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.
_____________________
1 The Company believes that the “ex post facto” clause of the U.S. Constitution prohibits the assessment of punitive damages in cases brought under SB 1899. A California Court of Appeal has accepted the Company’s petition for a writ of mandate on this issue. A hearing is currently set for March 8, 2005.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

On October 10, 2002, a Los Angeles Superior Court granted the Company's motion for summary judgment in the matter of 21st Century Insurance Company vs. People of the State of California ex rel.Bill Lockyer, Attorney General et al. The court determined that the Company's April 21, 1999, settlement with the California Department of Insurance ("CDI") with respect to regulatory actions arising out of the 1994 Northridge Earthquake was fully valid and enforceable. The Court denied the Attorney General's motion seeking to have the settlement declared void and unenforceable, a result that may have allowed the CDI to reinstitute regulatory proceedings with respect to the Company's handling of claims arising out of the 1994 Northridge Earthquake. The CDI appealed the ruling. On October 28, 2004, the California Court of Appeal unanimously upheld the decision of the Superior Court. The CDI did not seek review by the California Supreme Court and this matter has now been finally resolved in favor of the Company.

NOTE 17. UNAUDITED QUARTERLY RESULTS OF OPERATIONS
The summarized unaudited quarterly results of operations were as follows:

Quarters Ended	March 31,	June 30,	September 30,	December 31,
2004
Net premiums earned	$318,220	$327,021	$333,440	$334,989
Net investment income	13,146	14,315	15,118	16,252
Realized investment gains (losses)	7,646	1,337	(162)	2,010
Net income	19,825	21,374	24,559	22,467
Earnings per share[1]	$0.23	$0.25	$0.29	$0.26
2003
Net premiums earned	$271,441	$287,231	$303,675	$310,330
Net investment income	11,637	11,673	11,350	11,173
Realized investment gains	4,580	7,700	836	61
Net (loss) income	(6,711)	29,151	12,709	18,426
(Loss) earnings per share[1]	$(0.08)	$0.34	$0.15	$0.22

Third quarter 2004 results were increased by $4.9 million due to the effect of recent California legislation relating to holding company taxes on dividends from insurance subsidiaries (see additional discussion in Note 5 of the Notes to Consolidated Financial Statements). First quarter 2003 results were impacted by adverse development related to SB 1899 reserves of $37.0 million (pre-tax). Second quarter 2003 results include nonrecurring, nonoperational income of $9.3 million (pre-tax) resulting from the settlement of litigation and interest income of $4.8 million relating to a favorable settlement with the Internal Revenue Service.

NOTE 18.   SEGMENT INFORMATION

The Company's "Personal Auto Lines" reportable segment primarily markets and underwrites personal automobile, motorcycle and umbrella insurance. The Company's "Homeowner and Earthquake Lines in Runoff" reportable segment, which is in runoff, manages the wind-down of the Company's homeowner and earthquake programs. The Company has not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002.
__________________
1 Basic and diluted amounts are the same for all periods presented.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan ("FAIR Plan"). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses and LAE incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on the pool from two years prior. Since the Company ceased writing homeowners business in 2002, the Company will continue to receive assignments in the 2005 calendar year.

The Company evaluates segment performance based on pretax underwriting profit (loss). The Company does not allocate assets, net investment income, net realized investment gains (losses), other revenues, nonrecurring items, interest and fees expense, or income taxes to operating segments. Depreciation and amortization expense was $22.3 million in 2004, $20.2 million in 2003 and $19.3 million in 2002. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. All revenues are generated from external customers and the Company does not rely on any major customer.

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company's segments for the years ended December 31.

		Homeowner and
	Personal	Earthquake
AMOUNTS IN THOUSANDS	Auto Lines	Lines in Runoff	Total
2004
Net premiums earned	$1,313,551	$119	$1,313,670
Depreciation and amortization expense	22,156	104	22,260
Segment profit (loss)	63,972	(2,714)	61,258

2003
Net premiums earned	1,172,679	(2)	1,172,677
Depreciation and amortization expense	19,886	320	20,206
Segment profit (loss)	41,006	(40,175)	831

2002
Net premiums earned	924,559	—	924,559
Depreciation and amortization expense	18,465	876	19,341
Segment profit (loss)	13,383	(58,768)	(45,385)

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table reconciles our segment profit (loss) to our consolidated income before provision for income taxes for the years ended December 31:

AMOUNTS IN THOUSANDS	2004	2003	2002
Segment profit (loss)	$61,258	$831	$(45,385)
Net investment income	58,831	45,833	46,345
Net realized investment gains	10,831	13,177	10,391
Other revenues	—	14,777	—
Write-off of software	—	—	(37,177)
Interest and fees expense	(8,627)	(3,471)	—
Income (loss) before provision for income taxes	$122,293	$71,147	$(25,826)

Personal Auto Lines. The growth in segment profit for the personal auto lines in 2004, 2003, and 2002 was due to an increase in the number of insured vehicles, rate increases and favorable claim frequency.

Homeowner and Earthquake Lines in Runoff. The significant segment loss for the homeowner and earthquake lines in runoff relates to adverse earthquake development stemming from the claims submitted and litigation brought against the Company as a result of SB 1899. See Notes 8 and 16 of the Notes to Consolidated Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the effectiveness of 21st Century Insurance Group's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the present design of the Company's disclosure controls and procedures is effective to achieve these results, future events affecting the Company's business may cause management to modify its disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls
There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information related to directors, executive officers, and beneficial ownership required in Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

In the wake of well-publicized corporate scandals, the Securities and Exchange Commission and the New York Stock Exchange have issued multiple regulations that require the implementation of policies and procedures in the corporate governance area. The Company has adopted Corporate Governance Guidelines and charters for its Audit Committee, Nominating and Corporate Governance Committee, and other Committees of its Board of Directors. It has also adopted a Code of Business Conduct covering all Employees and a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Financial Managers. Each of these documents are available on the Company's Web site, www.21st.com, and a copy will be mailed upon request from the Company's Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-673-3996). The Company intends to disclose any amendments to, or waivers of, the Code of Ethics on behalf of the Company's Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company's Web site, at www.21st.com under the "About Us" caption, promptly following the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K. All related party transactions, which require disclosure, are included in the Management's Discussion and Analysis or the Notes to Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED WITH THIS REPORT
(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as a part of this report:

		PAGE
(i)	Report of independent registered public accounting firm	40
(iii)	Consolidated balance sheets - December 31, 2004 and 2003;	42
(iv)	Consolidated statements of operations - Years ended December 31,
	2004, 2003 and 2002;	43
(v)	Consolidated statements of stockholders' equity - Years ended
	December 31, 2004, 2003 and 2002;	44
(vi)	Consolidated statements of cash flows - Years ended December 31,
	2004, 2003 and 2002;	45
(vii)	Notes to consolidated financial statements	46

(2)	SCHEDULES
The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report:

Schedule II - Condensed Financial Information of Registrant	81

Schedules I, III, IV, V and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	EXHIBITS REQUIRED
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
4.1
Indenture, dated December 9, 2003, between 21st Century Insurance Group and The Bank of New York, as trustee, incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2003.

4.2	Exchange and Registration Rights Agreement, dated December 9, 2003, incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2003.
10(a)	Amendment to Registrant's Restricted Shares Plan incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(b)
Split Dollar Insurance Agreement between Registrant and Stanley M. Burke, as trustee of the 1983 Foster Insurance Trust incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.

10(c)	Registrant's Supplemental Executive Retirement Plan as amended incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(d)	Registrant's Pension Plan, 1994 Amendment and Restatement, incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(e)	Investment and Strategic Alliance Agreement incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(f)	Amendment to the Investment and Strategic Alliance Agreement incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(g)	Registrant's 1995 Stock Option Plan incorporated herein by reference from the Registrant's Form S-8 dated July 26, 1995.
10(e)	Investment and Strategic Alliance Agreement incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(f)	Amendment to the Investment and Strategic Alliance Agreement incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(g)	Registrant's 1995 Stock Option Plan incorporated herein by reference from the Registrant's Form S-8 dated July 26, 1995.
10(h)	Amendment to Registrant's 1995 Stock Option Plan incorporated herein by reference from the Registrant's DEF 14A dated April 18, 1997.
10(i)	Short Term Incentive Plan.
10(j)	Amendment to Registrant's 1995 Stock Option Plan incorporated herein by reference from the Registrant's DEF 14A dated April 30, 2001.
10(k)	Registrant's Savings and Security Plan incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2001.
10(l)	Lease Agreements for Registrant's Principal Offices substantially in the form of this Exhibit incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2003.
10(m)	Forms of Amended and Restated Stock Option Agreements incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2003.
10(n)	Form of Restricted Shares Agreement incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2003.
10(o)
Retention agreement substantially in the form of this exhibit for executives Richard A. Andre, Michael J. Cassanego, G. Edward Combs and Dean E. Stark incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2003.

10(p)
Sale and Leaseback Agreement between 21st Century Insurance Company and General Electric Capital Corporation, for itself, and as agent for Certain Participants, as amended, dated December 31, 2002 incorporated herein by reference from the Registrant's Form 10-K for year ended December 31, 2003.

10(q)	Registrant's 2004 Stock Option Plan incorporated herein by reference from the Registrant's DEF 14A dated April 21, 2004.
10(r)	Summary of Director Compensation.
10(s)	Chief Executive Officer Short Term Incentive Plan incorporated herein by reference from the Registrant's DEF 14A dated April 21, 2004.
10(t)	Retention Agreement between Lawrence P. Bascom, CFO, and 21st Century Insurance Group, dated November 29, 2004 incorporated herein by reference from the Registrant's Form 8-K dated December 1, 2004.
10(u)	License Agreement between Registrant and Century 21 Real Estate Corporation, dated November 30, 2004 incorporated herein by reference from the Registrant's Form 8-K dated December 9, 2004.
10(v)	Amendments to Lease Agreements for Registrant's Principal Offices substantially in the form of these Exhibits.
10(w)	Registrant's Supplemental Pension Plan, Restatement No. 1, effective as of January 1, 1996.

10(x)	Supplemental 401(k) Plan, of 21st Century Insurance Company, Amendment and Restatement dated January 1, 2001 and Amendment dated January 1, 2004.
10(y)	Settlement Agreement and Release between Registrant and G. Edward Combs dated December 8, 2004.
10(z)	Registrant's Executive Medical Reimbursement Plan.
14	Code of Ethics.
21	Subsidiaries of Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

AMOUNTS IN THOUSANDS
December 31,	2004	2003
Assets
Cash	$1,693	$24,361
Fixed maturity investments available-for-sale, at fair value (amortized cost: $14,681)	14,510	—
Accounts receivable from subsidiaries	—	242
Unamortized debt issuance costs	1,147	1,274
Investment in unconsolidated insurance subsidiaries and affiliates, at equity	784,348	702,580
Property and equipment, at cost less accumulated depreciation of $23,769 and $19,430, including software leased to a subsidiary of $100,498 and $84,242 (net of accumulated depreciation of $23,108 and $18,591, respectively)	100,525	84,361
Other assets	956	5
Total assets	$903,179	$812,823
Liabilities and stockholders' equity
Debt	$117,884	$99,871
Dividends payable	—	1,709
Accounts payable and accrued expenses	6,701	10,324
Deferred tax liabilities	2,387	229
Accounts payable to subsidiaries	1,806	—
Total liabilities	128,778	112,133

Stockholders' equity	774,401	700,690
Total liabilities and stockholders' equity	$903,179	$812,823

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS
Years Ended December 31,	2004	2003	2002
Revenues
Interest and other income	$663	$792	$1,100
Realized investment (losses) gains	(58)	—	289
Total revenues	605	792	1,389
Expenses
Loan interest and fees	6,035	378	—
General and administrative	2,428	3,198	72
Total expenses	8,463	3,576	72
(Loss) income before provision for income taxes	(7,858)	(2,784)	1,317
Provision for income taxes	(7,267)	415	5,436
Net loss before equity in undistributed income (loss) of subsidiaries	(591)	(3,199)	(4,119)
Equity in undistributed income (loss) of subsidiaries	88,816	56,774	(8,137)
Net income (loss)	$88,225	$53,575	$(12,256)

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS
Years Ended December 31,	2004	2003	2002
Net cash provided by (used in) operating activities	$22,133	(2,912)	(1,276)
Investing activities
Capital contributed to subsidiaries	—	(37,917)	(1,000)
Net proceeds from investments available for sale	(14,768)	1,000	23,726
Net (purchases) proceeds from property and equipment	(22,960)	3,641	(236)
Net cash (used in) provided by investing activities	(37,728)	(33,276)	22,490
Financing activities
Proceeds from exercise of options	576	—	1,488
Proceeds from issuance of debt	18,000	99,871	—
Payment of debt issuance costs	—	(650)	—
Advance from subsidiary	—	9,300	—
Repayment of advance from subsidiary	(17,103)	(47,083)	(2,688)
Dividends paid	(8,546)	(6,835)	(22,210)
Net cash (used in) provided by financing activities	(7,073)	54,603	(23,410)
Net (decrease) increase in cash	(22,668)	18,415	(2,196)
Cash and cash equivalents, beginning of year	24,361	5,946	8,142
Cash and cash equivalents, end of year	$1,693	$24,361	$5,946

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 2004

NOTE A.   BASIS OF PRESENTATION

21st Century Insurance Group's (the "Registrant") investment in subsidiaries is stated at cost plus equity in undistributed income (loss) of subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of 21st Century Insurance Group and subsidiaries included in the Registrant's 2004 Annual Report on Form 10-K.

NOTE B.   DEBT

Debt at December 31 consisted of:

Amounts in Thousands	2004	2003
Senior Notes (5.9%; maturing in 2013)	$99,884	$99,871
Intercompany term loan payable (4.06%; maturing in 2007)	18,000	—
Total debt	$117,884	$99,871

The senior notes represent amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. The entire principal amount is due at maturity.

In December 2004, the Registrant made an initial $18.0 million draw on the intercompany term loan line that was structured in October 2004. Under the term loan agreement, the Registrant's subsidiary (21st Century Insurance Company) will make funds available to the Registrant, which can draw up to $40.0 million under the line. Proceeds from the loan will be used to provide working capital for projects to modify, update and improve information technology for use by the Registrant and its affiliates.

The term of the line is twelve months with automatic renewal, while the note's term is three years. The effective interest rate on the note is the three-year Applicable Federal Rate ("AFR") at the time of a draw, plus a margin of 1.58%. The AFR is the minimum interest rate under tax law that avoids the IRS below-market interest loan rules. At the date the $18.0 million draw was taken, the AFR was 2.48%. Interest is accrued and payable at the end of the term of the note.

The Registrant has also guaranteed the obligation under capital lease of 21st Century Insurance Company.

SIGNATURES OF OFFICERS AND BOARD OF DIRECTORS

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2005	21ST CENTURY INSURANCE GROUP
(Registrant)
By: /s/ Bruce W. Marlow
Bruce W. Marlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 16th of February 2005.

Signature	Title

/s/ Bruce W. Marlow
Bruce W. Marlow	President and Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Lawrence P. Bascom
Lawrence P. Bascom	Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Robert M. Sandler
Robert M. Sandler	Chairman of the Board

/s/ John B. De Nault, III
John B. De Nault, III	Director

/s/ Carlene M. Ellis
Carlene M. Ellis	Director

/s/ R. Scott Foster, M.D.
R. Scott Foster, M.D.	Director

/s/ Roxani M. Gillespie
Roxani M. Gillespie	Director

/s/ Jeffrey L. Hayman
Jeffrey L. Hayman	Director

/s/ Phillip L. Isenberg
Phillip L. Isenberg	Director

/s/ James P. Miscoll
James P. Miscoll	Director

/s/ Keith W.Renken
Keith W. Renken	Director

/s/ Howard I. Smith
Howard I. Smith	Director