Form 10-Q
period 2005-03-31
21ST CENTURY INSURANCE GROUP
filed 2005-04-21
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-6964

21ST CENTURY INSURANCE GROUP
(Exact name of registrant as specified in its charter)

Delaware	95-1935264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6301 Owensmouth Avenue
Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

(818) 704-3700	www.21st.com
(Registrant’s telephone number, including area code)	(Registrant’s web site)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares outstanding of the issuer’s common stock as of April 11, 2005 was 85,603,641.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
	March 31,	December 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2005	2004
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,336,558 and $1,320,592)	$1,332,235	$1,342,130
Equity securities available-for-sale, at fair value (cost: $42,813 and $41,450)	41,090	42,085
Total investments	1,373,325	1,384,215
Cash and cash equivalents	41,293	34,697
Accrued investment income	15,991	16,161
Premiums receivable	114,310	105,814
Reinsurance receivables and recoverables	5,964	7,160
Prepaid reinsurance premiums	1,790	1,787
Deferred income taxes	62,553	56,135
Deferred policy acquisition costs	67,395	58,759
Leased property under capital lease, net of deferred gain of $2,720 and $3,116 and net of accumulated amortization of $27,893 and $24,794	29,015	31,719
Property and equipment, at cost less accumulated depreciation of $72,140 and $68,529	133,134	129,372
Other assets	32,988	38,495
Total assets	$1,877,758	$1,864,314
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$490,171	$495,542
Unearned premiums	345,615	331,036
Debt	135,338	138,290
Claims checks payable	40,014	38,737
Reinsurance payable	621	633
Other liabilities	92,606	85,675
Total liabilities	1,104,365	1,089,913
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued and outstanding 85,599,941 and 85,489,061	85	85
Additional paid-in capital	421,744	420,425
Retained earnings	357,211	341,196
Accumulated other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investments, net of income tax benefit (expense) of $2,116 and $(7,760)	(3,930)	14,412
Minimum pension liability in excess of unamortized prior service cost, net of income tax benefit of $925 and $925	(1,717)	(1,717)
Total stockholders’ equity	773,393	774,401
Total liabilities and stockholders’ equity	$1,877,758	$1,864,314
See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Three Months Ended March 31,	2005	2004
Revenues
Net premiums earned	$336,364	$318,220
Net investment income	17,037	13,146
Net realized investment (losses) gains	(460)	7,646
Total revenues	352,941	339,012
Losses and expenses
Net losses and loss adjustment expenses	251,031	247,514
Policy acquisition costs	64,323	53,690
Other operating expenses	7,358	6,400
Interest and fees expense	2,057	2,226
Total losses and expenses	324,769	309,830
Income before provision for income taxes	28,172	29,182
Provision for income taxes	8,735	9,357
Net income	$19,437	$19,825

Earnings per common share
Basic and diluted	$0.23	$0.23
Weighted average shares outstanding — basic	85,520,909	85,441,615
Weighted average shares outstanding — diluted	85,714,469	85,618,231

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock
		$0.001 par value
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Total
Balance - January 1, 2005	85,489,061	$85	$420,425	$341,196		$12,695		$774,401
Comprehensive income (loss)	—	—	—	19,437	(1)	(18,342)	(2)	1,095
Cash dividends declared on common stock ($0.04 per share)	—	—	—	(3,422)		—		(3,422)
Other	110,880	—	1,319	—		—		1,319
Balance - March 31, 2005	85,599,941	$85	$421,744	$357,211		$(5,647)		$773,393

(1) Net income.
(2) Net change in accumulated other comprehensive income (loss) for the three months ended March 31, 2005, is as follows:

AMOUNTS IN THOUSANDS	March 31, 2005
Unrealized holding losses arising during the period, net of tax benefit of $10,036	$(18,639)
Reclassification adjustment for investment losses included in net income, net of tax benefit of $160	297
Total	$(18,342)

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Three Months Ended March 31,	2005	2004
Operating activities
Net income	$19,437	$19,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,602	5,232
Net amortization of investment premiums	2,371	1,173
Amortization of restricted stock grants	34	99
Provision for deferred income taxes	3,459	8,005
Realized losses (gains) on sale of investments	454	(7,638)
Changes in assets and liabilities:
Reinsurance balances	1,181	1,823
Federal income taxes	10,407	(556)
Other assets	(14,243)	(11,736)
Unpaid losses and loss adjustment expenses	(5,371)	8,985
Unearned premiums	14,579	21,237
Claims checks payable	1,277	(1,214)
Other liabilities	(743)	12,341
Net cash provided by operating activities	39,444	57,576
Investing activities
Investments available-for-sale
Purchases	(102,661)	(576,783)
Calls or maturities	10,775	11,597
Sales	71,735	515,988
Purchases of property and equipment	(7,629)	(8,082)
Net cash used in investing activities	(27,780)	(57,280)
Financing activities
Repayment of debt	(2,954)	(2,732)
Dividends paid (per share: $0.04 and $0.04)	(3,422)	(3,417)
Proceeds from the exercise of stock options	1,308	239
Net cash used in financing activities	(5,068)	(5,910)

Net increase (decrease) in cash and cash equivalents	6,596	(5,614)

Cash and cash equivalents, beginning of period	34,697	65,010
Cash and cash equivalents, end of period	$41,293	$59,396

Supplemental information:
Income taxes paid	$6,784	$1,277
Interest paid	547	787

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 1. FINANCIAL STATEMENT PRESENTATION

General

21st Century Insurance Group and subsidiaries (the “Company”) prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

These condensed consolidated financial statements include all adjustments (consisting of normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Earnings Per Share

For each of the quarters ended March 31, 2005 and 2004, the numerator for the calculation of both basic and diluted earnings per common share is equal to net income reported for that period. The difference between basic and diluted earnings per share denominators is due to dilutive stock options. Options to purchase an aggregate of 7,208,291 and 6,649,960 shares of common stock were considered anti-dilutive during the quarters ended March 31, 2005 and 2004, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire at various points in time through February 2015.

Stock-Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition for stock options. Under the intrinsic-value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.

In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. Upon issuance of grants under the plan, unearned compensation equivalent to the market value on the date of grant is charged to paid-in capital and subsequently amortized over the vesting period of the grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Restricted shares are forfeited if officers’ and employees’ employment with the company is terminated prior to the lapsing of restrictions. We record forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized with respect to unvested stock awards is reversed in the period of forfeiture. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and therefore, pro-forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value based method for all awards, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2005	2004
Net income, as reported	$19,437	$19,825

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	65

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,268)	(1,979)
Net income, pro-forma	$18,191	$17,911
Basic and diluted earnings per share:
As reported	$0.23	$0.23
Pro-forma	$0.21	$0.21

For pro-forma disclosure purposes, the fair value of stock options was estimated for grants during the three-month periods ended March 31 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate:
Minimum	3.92%	3.43%
Maximum	3.92%	3.43%
Dividend yield	1.12%	0.56%
Volatility factor of the expected market price of the Company’s common stock:
Minimum	0.32	0.41
Maximum	0.32	0.41
Weighted-average expected life of the options	6 years	6 years

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees.  As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the first quarter of 2006. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations. Although this assessment is ongoing, management believes the effect of adopting SFAS No. 123R will be material to the Company’s consolidated results of operations.

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

NOTE 2. HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001, to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and the Company obtained more information with which to estimate the ultimate cost of resolving its SB 1899 claims. Based on events occurring during the first quarter of 2003, the Company increased its SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. The revised estimate at that point was based on the pace and cost of settlements reached thus far, the actual costs incurred during that quarter, and the Company’s assessment of the expected length and intensity of the litigation arising out of the remaining claims. The estimate was subsequently increased by $1.0 million during the first quarter of 2004 based on the Company’s reassessment of its remaining estimated litigation costs. Based upon information obtained in connection with settlement discussions and mediations conducted during the fourth quarter of 2004, the Company updated its case-by-case review of the remaining cases and reevaluated remaining litigation costs for resolving outstanding matters. As a result of this reassessment, the Company increased its reserve by $1.2 million during the fourth quarter of 2004. The Company’s total reserve for SB 1899 claims as of March 31, 2005, was $2.3 million.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

More than ninety-eight percent of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. Substantially all of the Company’s remaining 1994 Earthquake claims are in litigation. No class actions have been certified and the trial court has denied class action status for the two remaining cases seeking class action status. While the reserves established are the Company’s current best estimate of the cost of resolving its 1994 Earthquake claims, including claims arising as a result of SB 1899, these reserves continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved.  The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive pre-trial preparation, and that the trial court’s denial of class action status for those cases seeking such status will be upheld on any appeal. Current reserves contain no provisions for extra contractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company1. To the extent these and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company’s current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

The Company has received some Northridge earthquake claims reported after the closing of the window established by SB 1899 which are based upon alternative legal theories. The Company is contesting these claims and the earthquake reserves include only nominal amounts for them. Should the courts determine that these claims, or additional claims brought in the future, are not barred by the applicable statute of limitations and the provisions of SB 1899, additional reserves may be needed to resolve these claims.

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $0.2 million for the three months ended March 31, 2005, compared to $0.3 million for the same period in 2004.

NOTE 3. COMMITMENTS AND CONTINGENCIES

Litigation. In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. Many suits seek unspecified extra contractual and punitive damages as well as contractual damages under the Company’s insurance policies in excess of the Company’s estimates of its obligations under such policies. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits and it denies liability for any such alleged damages. The Company has not established reserves for potential extra contractual or punitive damages, or for contractual damages in excess of estimates the Company believes are correct and reasonable under its insurance policies. Nevertheless, extra contractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and risk of litigation. Other than possibly for the contingencies discussed below, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows. The Company denies liability and has not established a reserve for the matters discussed below. A range of potential losses in the event of a negative outcome is discussed where known.

[1]
The Company believes that the “ex post facto” clause of the U.S. Constitution prohibits the assessment of punitive damages in cases brought under SB 1899. A California Court of Appeal has ruled against the Company on this issue. The Company is seeking review of this decision with the California Supreme Court.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The complaint sought injunctive and unspecified restitutionary relief against the Company under Business and Professions Code (“B&P”) Sec. 17200 for alleged unfair business practices in violation of California Insurance Code (“CIC”) Sec. 1861.02(c) relating to company rating practices. Based on California’s Proposition 64, passed in November 2004, the court granted the Company’s motion to dismiss the complaint on March 22, 2005, but gave plaintiff’s counsel 30 days to file an amended complaint. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner's claim. On March 1, 1994, Ramon Aguilera shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera is set for August 2005 on his claims for bad faith, emotional distress, punitive damages and attorney fees. The Company believes it has meritorious defenses to these additional claims, but expects plaintiff’s attorney fee claim alone to approach $4.0 million.

Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group, was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that 21st Century uses “biased” software in determining the value of total-loss automobiles. Plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the discovery stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Thomas Theis, on his own behalf and on behalf of all others similarly situated v. 21st Century Insurance was filed on June 17, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company used a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area. Plaintiff alleges that the adjusted amount is “predetermined” and “biased,” creating an unfair pretext for reducing claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the discovery stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

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

At March 31, 2005, 4,511,621 stock options remain available for future grants under the 2004 Plan. Options granted to employees generally have ten-year terms and vest over various periods, generally three years. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company at that time. Currently, the Company uses the intrinsic-value method to account for stock-based compensation paid to employees and nonemployee directors for their services.

A summary of securities issuable and issued for the Company’s stock option plans and the Restricted Shares Plan at March 31, 2005, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan	Restricted Shares Plan
Total number of securities authorized	10,000	4,000	1,422
Number of securities issued	(636)	—	(1,053)
Number of securities issuable upon the exercise of all outstanding options	(7,456)	(1,396)	—
Number of securities forfeited	(2,194)	—	—
Number of securities forfeited and returned to plan	2,194	—	156
Unused options assumed by 2004 Stock Option Plan	(1,908)	1,908	—
Number of securities remaining available for future grants under each plan	—	4,512	525

Exercise prices for options outstanding at March 31, 2005, ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.0 years.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of the Company’s stock option activity for the three months ended March 31, 2005, and related information follows:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Options	Weighted- Average Exercise Price
Options outstanding December 31, 2004	8,109	$16.49
Granted in 2005	1,228	14.27
Exercised in 2005	(111)	11.80
Forfeited in 2005	(374)	16.39
Options outstanding March 31, 2005	8,852	$16.25

Options exercisable numbered 6,033,324 and 4,655,963 at March 31, 2005 and 2004, respectively.

NOTE 5. EMPLOYEE BENEFIT PLANS

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

Components of Net Periodic Cost

Net pension costs for all plans were comprised of the following:

	Three Months Ended March 31,
	2005	2004
Service cost	$1,762	$1,489
Interest cost	1,855	1,611
Expected return on plan assets	(1,830)	(1,611)
Amortization of prior service cost	27	26
Amortization of net loss	507	495
Total	$2,321	$2,010

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to contribute to its qualified defined benefit pension plan in 2005. As of March 31, 2005, no contributions have been made. After consideration of currently available information, the Company continues to anticipate that it will not contribute any funds to its qualified defined benefit pension plan in 2005. However, the amount and timing of future contributions to our qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan’s assets, cash requirements for benefit payments to retirees, and future changes in interest rates that affect the actuarial measurement of the plan’s obligations. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $1.1 million in 2005.

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

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses and LAE incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on the pool from three years prior. Since the Company ceased writing homeowners business in 2002, the Company will continue to receive assignments in the 2005 calendar year.

The Company evaluates segment performance based on pre-tax underwriting profit (loss). The Company does not allocate assets, net investment income, net realized investment gains (losses), other revenues, nonrecurring items, interest and fees expense, or income taxes to operating segments. Depreciation and amortization expense, excluding debt issuance cost amortization, was $6.6 million for the three months ended March 31, 2005, and $5.3 million for the same period in 2004. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. All revenues are generated from external customers and the Company does not rely on any major customer.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff [2]	Total
Three Months Ended March 31, 2005
Net premiums earned	$336,361	$3	$336,364
Depreciation and amortization expense	6,565	2	6,567
Segment profit (loss)	13,824	(172)	13,652

Three Months Ended March 31, 2004
Net premiums earned	318,165	55	318,220
Depreciation and amortization expense	5,248	40	5,288
Segment profit (loss)	10,836	(220)	10,616

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended
	March 31,
	2005	2004
Segment profit	$13,652	$10,616
Net investment income	17,037	13,146
Net realized investment (losses) gains	(460)	7,646
Interest and fees expense	(2,057)	(2,226)
Income before provision for income taxes	$28,172	$29,182

[2]	Segment revenue represents premium earned as a result of the Company’s participation in the California FAIR Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1958, 21st Century Insurance Group is a direct-to-consumer provider of personal auto insurance. With $1.3 billion of revenue in 2004, the Company insures over 1.5 million vehicles in California, Texas, Illinois and six other states. We also provide motorcycle and personal umbrella insurance in California. We believe that we deliver superior policy features and customer service at a competitive price.

Our primary financial goals include achieving and sustaining 15% annual growth in premiums written and a 96% combined ratio in our personal auto lines. Our personal auto direct premiums written grew 3.4% ($11.5 million) to $352.1 million in the first quarter ended March 31, 2005, from $340.6 million in the first quarter of 2004. Substantially all of the growth in direct premiums written was generated outside of California. California direct premiums written increased by 0.5% to $332.6 million, compared to $331.0 million for the same period in 2004. Non-California direct premiums written increased by 103% to $19.5 million, compared to $9.6 million for the same period in 2004.

Underwriting profit increased 28.6% to $13.7 million in the first quarter of 2005, compared to $10.6 million for the same period in 2004. The first quarter 2005 underwriting profit includes a $7.7 million release of reserves for prior accident years, compared to a $0.4 million strengthening of reserves in the same period of 2004.

The combined ratio for personal auto improved 0.7% to 95.9% for the quarter ended March 31, 2005, from 96.6% for the same period in 2004.

Net income for the quarter ended March 31, 2005, was $19.4 million, or $0.23 per share, compared to net income of $19.8 million, or $0.23 per share, for the same period in 2004. The 2004 results include net realized capital gains of $7.6 million, compared to a net realized capital loss of $0.5 million for the same period in 2005.

For the quarter ended March 31, 2005, cash flow from operations was $39.4 million compared to $57.6 million for the same period in 2004. In February 2005, the Company filed its California amended tax returns under California legislation AB 263 and paid an associated tax liability of $6.8 million. This tax payment, along with an increase in underwriting expense, were contributors to the decline in cash flow from operations in this quarter. Total assets were $1,877.8 million at March 31, 2005 compared to $1,864.3 million at December 31, 2004.

Statutory surplus increased 0.4% to $617.3 million at March 31, 2005 from $614.9 million at December 31, 2004. The net premiums written to statutory surplus ratio remained stable at 2.2 at March 31, 2005, compared to 2.2 at December 31, 2004.

Premiums written and statutory surplus have been presented to enhance investors’ understanding of the Company’s operations. These financial measures are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Premiums written represent the premiums charged on policies issued during a fiscal period. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies. Statutory surplus represents equity as of the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities. Stockholders’ equity is the most directly comparable GAAP measure. The reconciliations of these financial measures to the most directly comparable GAAP measure are located in “Results of Operations” and “Liquidity and Capital Resources,” respectively. These financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial results.

See “Results of Operations” for more details as to our overall and personal auto lines results.

The remainder of our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Financial Condition
•	Liquidity and Capital Resources
•	Contractual Obligations and Commitments
•	Results of Operations
•	Underwriting Results
•	Investment Income
•	Critical Accounting Estimates
•	Forward-Looking Statements

Financial Condition

Investments and cash decreased $4.3 million (0.3%) since December 31, 2004, primarily due to net unrealized capital losses arising during the period of $28.8 million, cash outflows of $7.6 million for property and equipment, $3.4 million in shareholder dividends, and $3.0 million of debt repayment, offset by $39.4 million of operating cash flow. Of our total investments at March 31, 2005, approximately 21.0% was invested in tax-exempt, fixed maturity securities, compared to 29.6% at March 31, 2004.

At March 31, 2005, investment-grade bonds comprised substantially all of the carrying value of the fixed maturity portfolio. As of March 31, 2005, five positions in fixed maturity securities were rated below BBB. These securities represent approximately 1.0% of our total investments.

Increased advertising, sales and customer service costs through March 31, 2005 contributed to an increase in deferred policy acquisition costs (“DPAC”) of $8.6 million to $67.4 million, compared to $58.8 million at December 31, 2004. Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and LAE with respect to our lines of business:

	March 31, 2005		December 31, 2004
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid Losses and LAE
Personal auto lines	$486,072	$481,895	$489,411	$485,759
Homeowner and earthquake lines in runoff	4,099	3,160	6,131	5,138
Total	$490,171	$485,055	$495,542	$490,897

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:
	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2005	2004
Net losses and LAE incurred related to insured events of:
Current year:
Personal auto lines	$258,702	$247,134
Homeowner and earthquake lines in runoff	—	—
Total current year	$258,702	$247,134

Prior years:
Personal auto lines	$(7,847)	$105
Homeowner and earthquake lines in runoff	176	275
Total prior years’ reserve (redundancy) deficiency recorded in current year	(7,671)	380
Total	$251,031	$247,514

At March 31, 2005, gross unpaid losses and LAE decreased $5.4 million from the prior year end to $490.2 million. This is primarily due to the decrease in prior year loss estimates. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operating income. It is management’s belief that the unpaid losses and LAE are adequate to cover unpaid losses and LAE as of March 31, 2005. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or adversely develop and materially differ from our unpaid losses and LAE as of March 31, 2005. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

The process of making quarterly changes to unpaid losses and LAE begins with the preparation of several point estimates of unpaid losses and LAE, a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss and LAE ratio.

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

The point estimate methods include the use of paid loss triangles, incurred loss triangles, claim count triangles, severity triangles, as well as expected loss ratio methods. Quantitative techniques frequently have to be supplemented by subjective consideration, including managerial judgment, to assure management satisfaction that the overall unpaid losses and LAE are adequate to meet projected losses. For example, in property damage coverages, repair cost trends by geographic region vary significantly. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating loss costs to be recognized for the quarter.

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

There is a potential for significant variation in developing unpaid losses and LAE. Most automobile claims are reported within two to three months whereas the estimates of ultimate severities exhibit greater variability at the same maturity. Generally, historical loss development factors are used to project future loss development, and there can be no assurance that future loss development patterns will be the same as in the past. However, we believe that our reserving methodologies are in line with other personal lines insurers and would normally expect ultimate unpaid losses and LAE development to vary by as much as 5% of the carried unpaid losses and LAE.

As a result of the significant growth in the non-Los Angeles County regions, the Company has experienced changes in the mix of business relative to geography and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is property damage and collision severity in the San Francisco and Bay Area regions of California. These areas have significantly different repair costs and have exhibited significant policy growth. A 5% change in the severity assumption for these regions would result in an increase or decrease in total unpaid losses and LAE of 0.13%, or $1.8 million.

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

Debt consists of a $35.4 million capital lease obligation and the $99.9 million senior note offering, net of discount, issued in December 2003, aggregating $135.3 million. The primary purpose of both borrowings was to increase the statutory surplus of 21st Century Insurance Company, our wholly-owned subsidiary. The decrease in debt of $3.0 million during the quarter is attributable to principal payments on the capital lease.

Stockholders’ equity and book value per share decreased to $773.4 million and $9.03 at March 31, 2005, respectively, compared to $774.4 million and $9.06 at December 31, 2004, respectively. The decrease in stockholders’ equity for the three months ended March 31, 2005 was primarily due to net income of $19.4 million and $1.3 million in proceeds from stock option exercises offset by a decrease in net unrealized investment gains of $18.3 million and dividends to stockholders of $3.4 million.

Liquidity and Capital Resources

21st Century Insurance Group. Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the previous uncertainty that surrounded the taxability of dividends received by holding companies from their insurance subsidiaries in California. See further discussion of the Ceridian case in Critical Accounting Estimates - Income Taxes.

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

Effective December 31, 2003, the California Department of Insurance (“CDI”) approved an intercompany lease whereby 21st Century Insurance Company has leased certain computer software from our holding company. The monthly lease payment, currently $0.7 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to complete certain enhancements to the software.

Our holding company’s significant cash obligations over the next several years, exclusive of any dividends to stockholders that our directors may declare, consist of interest payments on the Senior Notes (approximately $5.9 million annually) and the repayment of the $100 million principal on the Senior Notes due in 2013. We expect to be able to meet those obligations from sources of cash currently available (i.e., payments received from the intercompany lease and cash and investments at the holding company, which totaled $17.7 million at March 31, 2005), additional funds obtainable from the capital markets or from dividends received from our insurance subsidiaries. California currently levies state income taxes of approximately 1.8% on the amount of any such dividends received.

Our insurance subsidiaries in 2005 could pay $109.8 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last thirteen quarters and have thereby enhanced our liquidity. Our cash flow from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. In California, where approximately 94.5% of our premiums were written for the three months ended March 31, 2005, underwriting profit improved in 2004 and 2005 without additional rate increases. We implemented a 3.9% auto premium rate increase effective March 31, 2003 and a 5.7% rate increase in May of 2002, both of which continued a series of actions we began taking in 2000 to restore underwriting profitability.

Although in the past years we have been successful in gaining California regulatory approval for rate increases, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Also, more than ninety-eight percent of the claims and litigation against the Company as a result of SB 1899 have been resolved, but we remain exposed to possible upward development in previously recorded reserves for such claims. As a result of such uncertainties, underwriting losses could occur in the future. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings or cash flows, which in turn could negatively impact our liquidity.

As of March 31, 2005, our insurance subsidiaries had a combined statutory surplus of $617.3 million compared to $614.9 million at December 31, 2004. The increase in statutory surplus was primarily due to statutory net income of $16.3 million partially offset by a decrease in nonadmitted assets of $9.6 million, an increase in net unrealized investment losses of $1.5 million, and a $2.7 million decrease in the deferred income tax asset. The net premiums written to statutory surplus ratio remained stable at 2.2 at March 31, 2005, compared to 2.2 at December 31, 2004.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	March 31, 2005	December 31, 2004
Stockholders’ equity - GAAP	$773,393	$774,401
Condensed adjustments to reconcile GAAP equity to statutory surplus:
Equity in non-insurance subsidiaries	12,450	8,082
Net difference due to capital lease obligation	3,029	2,961
Difference in net unrealized loss (gain) on investments	3,929	(21,709)
Deferred policy acquisition costs	(67,395)	(58,759)
Difference in net deferred tax assets	42,031	50,712
Assets nonadmitted for statutory purposes	(150,118)	(140,795)
Statutory surplus	$617,319	$614,893

Transactions with Related Parties. Since 1995, we have entered into several transactions with AIG subsidiaries, including various reinsurance agreements. At March 31, 2005, reinsurance recoverables, net of payables, from AIG subsidiaries were $0.3 million, compared to $1.4 million at December 31, 2004. Other transactions with AIG subsidiaries have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management services to us. This agreement was approved by the California Department of Insurance.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2005.

Results of Operations

Overall Results. We reported net income of $19.4 million, or earnings per share (basic and diluted) of $0.23, on direct premiums written of $352.1 million in the quarter ended March 31, 2005, compared to a net income of $19.8 million, or earnings per share (basic and diluted) of $0.23, on direct premiums written of $340.6 million for the same quarter last year.

Personal Auto Lines Results. The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2005	2004
Direct premiums written	$352,117	$340,592
Net premiums written	$350,940	$339,404

Net premiums earned	$336,361	$318,165
Net loss and loss adjustment expenses	250,856	247,239
Underwriting expenses incurred	71,681	60,090
Personal auto lines underwriting profit	$13,824	$10,836
Ratios:
Loss and LAE ratio	74.6%	77.7%
Underwriting expense ratio	21.3%	18.9%
Combined ratio	95.9%	96.6%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2005	2004
Personal auto lines underwriting profit	$13,824	$10,836
Homeowner and earthquake lines in runoff, underwriting loss	(172)	(220)
Net investment income	17,037	13,146
Realized investment (losses) gains	(460)	7,646
Interest and fees expense	(2,057)	(2,226)
Provision for income taxes	(8,735)	(9,357)
Net income	$19,437	$19,825

The following table reconciles our direct premiums written to net premiums earned:

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2005	2004
Direct premiums written	$352,117	$340,592
Ceded premiums written	(1,177)	(1,188)
Net premiums written	$350,940	$339,404
Net change in unearned premiums	(14,579)	(21,239)
Net premiums earned	$336,361	$318,615

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

Underwriting Results

Personal Auto. Personal automobile insurance is our primary line of business. Vehicles insured outside of California accounted for 4.3% of our direct premiums written in the three months ended March 31, 2004, but increased to 5.5% for our direct premiums written for the three months ended March 31, 2005.

Direct premiums written in the three months ended March 31, 2005, increased $11.5 million (3.4%) to $352.1 million compared to $340.6 million for the same period in 2004. This increase was primarily due to a higher number of insured vehicles.

Net premiums earned increased $18.2 million (5.7%) to $336.4 million for the three months ended March 31, 2005, compared to $318.2 million for the same period a year ago, attributable to the higher number of insured vehicles, as previously mentioned.

California auto retention was 92% for the quarter ended March 31, 2005, compared to 93% for the quarter ended March 31, 2004. The decrease in 2005 is primarily due to an increase in the new customer base, which typically has a lower retention rate than long-time customers.

Net losses and LAE incurred increased $3.7 million (1.5%) to $250.9 million for the three months ended March 31, 2005, compared to $247.2 million for the same period last year. The first quarter 2005 underwriting profit includes a $7.7 million release of reserves for prior accident years, compared to a $0.4 million strengthening of reserves in the same period of 2004. The effect on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the first quarter of 2005 was approximately 2.3%, compared to 0.0% in the same quarter last year. In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our monthly actuarial review.

The ratios of net underwriting expenses to net premiums earned were 21.3% and 18.9% for the quarters ended March 31, 2005 and 2004, respectively. The increase was primarily due to growth in advertising costs, additional sales workforce costs and facility and support costs.

The combined ratio was 95.9% for the quarter ended March 31, 2005, compared to 96.6% for the same period a year ago. The improvement resulted mainly from the decrease in net losses and LAE incurred, offset by increases in advertising, sales and customer service costs.

Homeowner and Earthquake Lines in Runoff. Underwriting results of the homeowner and earthquake lines, which are in runoff, were losses and LAE incurred of $0.2 million for the three months ended March 31, 2005, unchanged from the same period a year ago. We have not written any earthquake policies since 1994 and we exited the homeowners insurance business at the beginning of 2002.

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

Investment Income

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and only 3.0% of the portfolio consists of equity securities. Substantially the entire fixed maturity portfolio is investment grade. Net investment income was $17.0 million for the three months ended March 31, 2005 compared to $13.1 million for the same quarter in 2004. The increase in net investment income is the result of higher average investment balances and higher pre-tax yields.

At March 31, 2005, $288.0 million, or 21.6%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds with the remainder, representing 78.4% of the portfolio, invested in taxable securities, compared to 22.3% and 77.7%, respectively, at December 31, 2004. In the first quarter of 2004, we decreased the percentage of total fixed maturity investments in tax-exempt securities to accelerate our net operating loss utilization, improve cash flow and shorten the duration of the portfolio.

The average annual yields on invested assets for the three months ended March 31, were as follows:

	Three Months Ended
	March 31,
	2005	2004
Pre-tax	4.8%	4.2%
After-tax	3.5%	3.3%

Net realized losses on the sale of investments1 were $0.5 million in the first quarter of 2005 (realized gains of $1.3 million and realized losses of $1.8 million) compared to a $7.6 million gain in the same quarter in 2004 (realized gains of $8.9 million and realized losses of $1.3 million). Our policy is to investigate, on a quarterly basis, an investment for possible “other-than-temporary” impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the quarters or years ended March 31, 2005 or 2004.

[1]	Includes loss on disposal of fixed assets of $4,000 and $8,000 in 2005 and 2004, respectively.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within those statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Our significant accounting policies are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates of losses for claims reported on or prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than relatively longer-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, an average of approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate. The methods of estimating losses and establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations.

Changes in these recorded reserves flow directly to the income statement on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated recorded liability for unpaid losses and LAE would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

Property and Equipment. Accounting standards require a write-off to be recognized when an asset is abandoned or an asset group’s carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. There have been no events or circumstances in 2005 that would require a reassessment of any asset group for impairment.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. Accounting principles generally accepted in the United States require deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses (“NOLs”), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At March 31, 2005, our DTAs totaled $138.0 million and our DTLs totaled $75.5 million. The net of those amounts, $62.5 million, represents the net deferred tax asset reported in the condensed consolidated balance sheet.

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

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in thousands):

Year of Expiration	NOL Excluding 21st of the Southwest		SRLY [2] NOL of 21st of the Southwest	Consolidated NOL
2017	$	―	$1,744	$1,744
2018		―	1,068	1,068
2019		―	1,466	1,466
2020		5,076	3,172	8,248
2021		134,647	2,180	136,827
2022		37,316	―	37,316
Totals		$177,039	$9,630	$186,669

Our core business has generated an underwriting profit for the past thirteen quarters. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of March 31, 2005. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

[2]
“SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st of the Southwest (formerly 21st of Arizona) may be utilized against this portion of our NOL.

In a December 21, 2000 court ruling, Ceridian Corporation v. Franchise Tax Board, a California statute that allowed a tax deduction for the dividends received from wholly-owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Subsequent to the court ruling, the staff of the California Franchise Tax Board (“FTB”) took the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB began disallowing dividends-received deductions for all insurance holding companies, regardless of domicile, for open tax years ending on or after December 1, 1997. Although the FTB made no formal assessment, the Company anticipated a retroactive disallowance that would result in additional tax assessments and recorded a provision for this contingency in a prior year.

In the third quarter of 2004, California enacted AB 263, which allowed the Company to file certain amended California tax returns and claim a dividends-received deduction. As a result, the Company re-estimated its liability and reduced its tax provision by approximately $4.9 million in the third quarter of 2004, which reduced the effective tax rate for 2004. In the first quarter of 2005, the Company filed amended California tax returns and paid the State of California approximately $6.8 million to cover all issues outstanding with the FTB, including certain matters paid under protest as to which the Company has reserved all its rights to file for refunds and appeal any adverse rulings the FTB may make in the course of finalizing its audit.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DPAC”) include premium taxes and other variable costs incurred with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

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

Investments. Unrealized investment gains and losses, net of applicable tax effects, are included as an element of accumulated other comprehensive income (loss), which is classified as a separate component of stockholders’ equity. For investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary.

Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. The determination of whether a decline in market value is “other-than-temporary” is a matter of subjective judgment. No such charges were recorded in the three months ended March 31, 2005 and 2004. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income.

The following is a summary by issuer of non-investment grade fixed maturity securities and unrated securities held at March 31, 2005 and December 31, 2004 (at fair value):

	March 31,	December 31,
AMOUNTS IN THOUSANDS	2005	2004
Non-investment grade securities (i.e., rated below BBB):
Cox Communications, Inc.	$2,180	$2,240
Ford Motor Credit Company	4,464	4,615
General Motors Acceptance Corp	5,002	5,643
News America, Inc.	1,621	―
Xcel Energy, Inc.	1,448	―
Unrated securities:
Impact Community Capital LLC[3]	2,023	2,023
Impact C.I.L. Parent	5,097	5,111
Total non-investment grade and unrated securities[4]	$21,835	$19,632

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and for:
Less than 6 months	59	$502,392	$12,821	7	$88,258	$1,045
6-12 months	20	153,560	5,903	15	154,284	3,415
More than 1 year	5	22,685	1,039	2	4,765	326
Less than $0.1 million	106	203,970	3,868	91	306,984	2,387
Total fixed maturity securities	190	882,607	23,631	115	554,291	7,173
Equity securities:
Exceeding $0.1 million and for less than 6 months:	2	1,266	363	―	―	―
Less than $0.1 million	246	3,284	1,445	64	15,479	293
Total equity securities	248	4,550	1,808	64	15,479	293
Total investments with unrealized losses [5]	438	$887,157	$25,439	179	$569,770	$7,466

[3]
Impact Community Capital LLC, is a limited partnership that was established under California’s COIN program (California Organized Investment Network), a voluntary association of California insurers providing funding for low income communities.

[4]	The total net unrealized (loss) gain for these securities as of March 31, 2005 and December 31, 2004 was $(0.5) million and $0.4 million, respectively.
[5]	Unrealized losses represent 2.9% and 1.3% of the total carrying value of investments with unrealized losses at March 31, 2005 and December 31, 2004, respectively.

A summary by contractual maturity of bonds in an unrealized loss position by year of maturity follows:

	March 31, 2005			December 31, 2004
AMOUNTS IN THOUSANDS	Amortized Cost	Carrying Value	Unrealized Loss	Amortized Cost	Carrying Value	Unrealized Loss
Bond Maturities
Due in one year or less	$8,262	$8,224	$38	$9,778	$9,738	$40
Due after one year through five years	57,331	55,991	1,340	26,537	26,073	464
Due after five years through ten years	543,560	528,195	15,365	318,644	314,898	3,746
Due after ten years	297,085	290,197	6,888	206,505	203,582	2,923
	$906,238	$882,607	$23,631	$561,464	$554,291	$7,173

Stock-based compensation. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make pro-forma disclosures, as if the fair value based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value based method for of all awards, is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

Our cash flow from operations and short-term cash position generally are more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than one year. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. Accordingly, the Company primarily invests in fixed maturity investments, which at March 31, 2005, comprised 97% of the fair value of the Company’s total investments. The remainder of the Company’s investments, representing approximately 3% of total investments at market value, is held in equity securities.

For all of our fixed maturity investments, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity portfolio is subject to interest rate risk where the value of the fixed maturity portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, and cash flow.

Since fixed maturity investments with longer remaining terms to maturity tend to realize higher yields, the Company’s investment philosophy typically resulted in a portfolio with an effective duration of over 6 years (almost 7 years as of December 31, 2001). Due to the current interest rate environment, management, in consultation with the Investment Committee, targeted a lower duration for the Company’s fixed maturity investment portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the fixed maturity portfolio declined from 5.4 years as of December 31, 2004 to 5.3 years at March 31, 2005.

The Company has also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company’s largest insurance subsidiary.

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

DOLLAR AMOUNTS IN MILLIONS March 31, 2005	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available for sale, at fair value	$1,332.2	$1,261.7	(5.29%)
Debt	135.3	143.3	5.91

The common equity portfolio, which represents approximately 3% of total investments at market value, consists primarily of financial services, industrial, and miscellaneous stocks. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 0.57.

The following table presents the financial statement carrying value of our equity portfolio and the effect of a hypothetical 20% reduction in the overall value of the stock market using the Beta noted above and accordingly summarizes only the exposure to equity price risk for the Company’s equity securities:

DOLLAR AMOUNTS IN MILLIONS March 31, 2005	Carrying Value	Estimated Carrying Value at Hypothetical 20% Reduction in Overall Value of Stock Market	Change in Value as a Percentage of Carrying Value
Equity securities available for sale	$41.1	$36.4	(11.5%)

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

Based on their evaluation of the effectiveness of 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

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

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	April 21, 2005	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer

Date:	April 21, 2005	/s/ Lawrence P. Bascom
LAWRENCE P. BASCOM
Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.