Form 10-Q
period 2005-06-30
21ST CENTURY INSURANCE GROUP
filed 2005-07-22
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the issuer’s common stock as of July 11, 2005 was 85,755,002.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
	June 30,	December 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2005	2004
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,346,379 and $1,320,592)	$1,369,612	$1,342,130
Equity securities available-for-sale, at fair value (cost: $49,492 and $41,450)	49,088	42,085
Total investments	1,418,700	1,384,215
Cash and cash equivalents	41,322	34,697
Accrued investment income	16,435	16,161
Premiums receivable	105,580	105,814
Reinsurance receivables and recoverables	5,760	7,160
Prepaid reinsurance premiums	1,784	1,787
Deferred income taxes	50,003	56,135
Deferred policy acquisition costs	62,205	58,759
Leased property under capital lease, net of deferred gain of
$2,325 and $3,116 and net of accumulated amortization of
$30,584 and $24,794	28,094	31,719
Property and equipment, at cost less accumulated depreciation of
$77,334 and $68,529	132,376	129,372
Other assets	30,158	38,495
Total assets	$1,892,417	$1,864,314
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$495,522	$495,542
Unearned premiums	336,243	331,036
Debt	134,242	138,290
Claims checks payable	38,567	38,737
Reinsurance payable	606	633
Other liabilities	77,234	85,675
Total liabilities	1,082,414	1,089,913

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized;
shares issued and outstanding 85,744,970 and 85,489,061	86	85
Additional paid-in capital	422,514	420,425
Retained earnings	374,281	341,196
Accumulated other comprehensive income (loss):
Net unrealized gains on available-for-sale investments, net of
deferred income taxes of $7,990 and $7,760	14,839	14,412
Minimum pension liability in excess of unamortized prior service
cost, net of deferred income taxes of $925 and $925	(1,717)	(1,717)
Total stockholders’ equity	810,003	774,401
Total liabilities and stockholders’ equity	$1,892,417	$1,864,314

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2005	2004	2005	2004
Revenues
Net premiums earned	$336,845	$327,021	$673,209	$645,241
Net investment income	17,006	14,315	34,043	27,461
Other	367	—	367	—
Net realized investment (losses) gains	(1,267)	1,337	(1,727)	8,983
Total revenues	352,951	342,673	705,892	681,685
Losses and expenses
Net losses and loss adjustment expenses	248,284	244,556	499,315	492,070
Policy acquisition costs	63,755	54,782	128,078	108,472
Other operating expenses	8,765	9,844	16,123	16,244
Interest and fees expense	2,031	2,185	4,088	4,411
Total losses and expenses	322,835	311,367	647,604	621,197
Income before provision for income taxes	30,116	31,306	58,288	60,488
Provision for income taxes	9,621	9,932	18,356	19,289
Net income	$20,495	$21,374	$39,932	$41,199

Earnings per common share
Basic and diluted	$0.24	$0.25	$0.47	$0.48
Weighted average shares outstanding — basic	85,704,165	85,462,774	85,613,043	85,452,194
Weighted average shares outstanding — diluted	85,890,984	85,611,192	85,803,214	85,614,711

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY
Unaudited

	Common Stock
		$0.001 par value
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Total
Balance - January 1, 2005	85,489,061	$85	$420,425	$341,196		$12,695		$774,401
Comprehensive income	—	—	—	39,932	(1)	427	(2)	40,359
Cash dividends declared on common stock ($0.08 per share)	—	—	—	(6,847)		—		(6,847)
Other	255,909	1	2,089	—		—		2,090
Balance - June 30, 2005	85,744,970	$86	$422,514	$374,281		$13,122		$810,003

(1)	Net income.
(2)	Net change in accumulated other comprehensive income (loss) for the six months ended June 30, 2005, is as follows:

AMOUNTS IN THOUSANDS
Unrealized holding losses arising during the period, net of tax of $309	$(574)
Reclassification adjustment for investment losses included in net income, net of tax of $539	1,001
Total	$427

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Six Months Ended June 30,	2005	2004
Operating activities
Net income	$39,932	$41,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,995	10,682
Net amortization of investment premiums and discounts	4,840	2,921
Amortization of restricted stock grants	138	198
Provision for deferred income taxes	5,903	14,276
Realized losses (gains) on sale of investments	1,717	(8,983)
Changes in assets and liabilities:
Reinsurance balances	1,377	3,633
Federal income taxes	(69)	5,851
Other assets	2,029	(3,700)
Unpaid losses and loss adjustment expenses	(20)	23,626
Unearned premiums	5,207	17,873
Claims checks payable	(170)	(3,578)
Other liabilities	(5,638)	12,035
Net cash provided by operating activities	70,241	116,033
Investing activities
Investments available-for-sale
Purchases	(237,305)	(693,343)
Calls or maturities	17,225	27,524
Sales	179,880	612,776
Purchases of property and equipment	(12,591)	(18,978)
Net cash used in investing activities	(52,791)	(72,021)
Financing activities
Repayment of debt	(5,953)	(5,617)
Dividends paid (per share: $0.08 and $0.06)	(6,847)	(5,126)
Proceeds from the exercise of stock options	1,975	407
Net cash used in financing activities	(10,825)	(10,336)

Net increase in cash and cash equivalents	6,625	33,676

Cash and cash equivalents, beginning of period	34,697	65,010
Cash and cash equivalents, end of period	$41,322	$98,686

Supplemental information:
Income taxes paid (refunded)	$9,434	$(10,480)
Interest paid	4,017	4,439

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

These condensed consolidated financial statements include all adjustments (including normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

Earnings Per Share

For each of the quarters ended June 30, 2005 and 2004, the numerator for the calculation of both basic and diluted earnings per common share is equal to net income reported for that period. The difference between basic and diluted earnings per share denominators is due to dilutive stock options. Options to purchase an aggregate of 7,475,427 and 7,341,859 shares of common stock during the three and six months ended June 30, 2005, respectively, and 6,634,593 and 5,850,135 shares of common stock during the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire at various points in time through June 2015.

Stock-Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition for stock options. Under the intrinsic-value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options.

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
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Restricted shares are forfeited if officers’ and employees’ employment with the Company is terminated prior to the lapsing of restrictions. We record forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized with respect to unvested stock awards is reversed in the period of forfeiture. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and therefore, proforma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair-value-based method for all awards, net income and earnings per share would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2005	2004	2005	2004
Net income, as reported	$20,495	$21,374	$39,932	$41,199
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	68	65	90	130

Deduct: Total stock-based employee compensation expense determined under fair- value-based method for all awards, net of related tax effects	(1,298)	(1,301)	(2,565)	(3,280)
Net income, proforma	$19,265	$20,138	$37,457	$38,049
Basic and diluted earnings per share:
As reported	$0.24	$0.25	$0.47	$0.48
Proforma	$0.22	$0.24	$0.44	$0.44

For proforma disclosure purposes, the fair value of stock options was estimated for grants during the six-month periods ended June 30 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2005	2004
Risk-free interest rate:
Minimum	3.74%	3.43%
Maximum	4.28%	4.24%

Dividend yield	1.13%	0.56%

Volatility factor of the expected market price
of the Company’s common stock:
Minimum	0.29	0.36
Maximum	0.32	0.41

Weighted-average expected life of the options	6 years	6 years

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations.

In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R, which for the Company is required beginning in the first quarter 2006. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations. Although this assessment is ongoing, management believes the effect of adopting SFAS No. 123R will be material to the Company’s consolidated results of operations.

NOTE 2.    HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and the Company obtained more information with which to estimate the ultimate cost of resolving its SB 1899 claims. Based on events occurring during the first quarter of 2003, the Company increased its SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. The revised estimate at that point was based on the pace and cost of settlements reached thus far, the actual costs incurred during that quarter, and the Company’s assessment of the expected length and intensity of the litigation arising out of the remaining claims. The estimate was subsequently increased by $1.0 million during the first quarter of 2004 based on the Company’s reassessment of its remaining estimated litigation costs. Based upon information obtained in connection with settlement discussions and mediations conducted during the fourth quarter of 2004, the Company updated its case-by-case review of the remaining cases and reevaluated remaining litigation costs for resolving outstanding matters. As a result of this reassessment, the Company increased its reserve by $1.2 million during the fourth quarter of 2004. The Company’s total reserve for SB 1899 claims as of June 30, 2005, was $1.5 million.

More than ninety-eight percent of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. All of the Company’s remaining 1994 Earthquake claims are in litigation. No class actions have been certified and the trial court has denied class action status for the two remaining cases seeking class action status. While the reserves established are the Company’s current best estimate of the cost of resolving its 1994 Earthquake claims, including claims arising as a result of SB 1899, these reserves continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved.  The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive pre-trial preparation, and that the trial court’s denial of class action status for those cases seeking such status will be upheld on appeal. Current reserves contain no provisions for extra-contractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent these and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company’s current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The Company has received some Northridge earthquake claims reported after the closing of the window established by SB 1899 which are based upon alternative legal theories. The Company is contesting these claims and the earthquake reserves include only nominal amounts for them. Should the courts ultimately determine that these claims, or additional claims brought in the future, are not barred by the applicable statute of limitations and the provisions of SB 1899, additional reserves may be needed to resolve them. A recent Court of Appeal decision, Cordova v. 21st Century Insurance Company, found that SB 1899 does not automatically bar claims brought outside its specified time limitations and that, under certain conditions, a 1994 Northridge earthquake claimant might be able to assert that the Company is equitably estopped to assert a time limitation defense. The Company is seeking review of this decision by the California Supreme Court.

Loss and loss adjustment expenses for the homeowner and earthquake lines in runoff were $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively, compared to $0.2 million and $0.5 million for the same periods in 2004.

NOTE 3.    COMMITMENTS AND CONTINGENCIES

Litigation. In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. Many suits seek unspecified extra-contractual and punitive damages as well as contractual damages under the Company’s insurance policies in excess of the Company’s estimates of its obligations under such policies. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits and it denies liability for any such alleged damages. The Company has not established reserves for potential extra-contractual or punitive damages, or for contractual damages in excess of estimates the Company believes are correct and reasonable under its insurance policies. Nevertheless, extra-contractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and risk of litigation. Other than possibly for the contingencies discussed below, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition, or cash flows. The Company denies liability and has not established a reserve for the matters discussed below. A range of potential losses in the event of a negative outcome is discussed where known.

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The complaint sought injunctive and unspecified restitutionary relief against the Company under Business and Professions Code (“B&P”) Sec. 17200 for alleged unfair business practices in violation of California Insurance Code (“CIC”) Sec. 1861.02(c) relating to company rating practices. Based on California’s Proposition 64, passed in November 2004, the court granted the Company’s motion to dismiss the complaint on March 22, 2005, but stayed the litigation pending appellate court decisions involving similar issues but other parties. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner's claim. On March 1, 1994, Ramon Aguilera shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera's defense costs through the civil trial; however, the homeowner's policy did not provide indemnity coverage for the shooting incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera is set for September 2005 on his claims for bad faith, emotional distress, punitive damages and attorney fees. The Company believes it has meritorious defenses to these additional claims, but expects plaintiff’s attorney fee claim alone to approach $4.0 million.

Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group, was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that 21st Century uses “biased” software in determining the value of total-loss automobiles. Plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the pleading stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 4.    STOCK - BASED COMPENSATION

2004 Stock Option Plan

The stockholders approved the 2004 Stock Option Plan (the “2004 Plan”) at the Annual Meeting of Shareholders on May 26, 2004. The 2004 Plan supersedes the 1995 Stock Option Plan, which will remain in effect only as to outstanding awards under it. The 2004 Plan authorizes a committee of the Board of Directors to grant stock options in respect of 4,000,000 shares to eligible employees and nonemployee directors, subject to the terms of the 2004 Plan. Additionally, under the 2004 Plan, the aforementioned committee may grant stock options in respect of shares that were subject to outstanding awards under the 1995 Stock Option Plan to the extent such awards expire, are terminated, are cancelled, or are forfeited for any reason without shares being issued.

At June 30, 2005, 4,047,137 stock options remain available for future grants under the 2004 Plan. Options granted to employees generally have ten-year terms and vest over various periods, generally three years. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company at that time. Currently, the Company uses the intrinsic-value method to account for stock-based compensation paid to employees and nonemployee directors for their services.

A summary of securities issuable and issued for the Company’s stock option plans and the Restricted Shares Plan at June 30, 2005, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan	Restricted Shares Plan
Total number of securities authorized	10,000	4,000	1,422
Number of securities issued	(691)	—	(1,144)
Number of securities issuable upon the exercise of all outstanding options	(7,368)	(1,894)	—
Number of securities forfeited	(2,227)	—	—
Number of securities forfeited and returned to plan	2,227	—	156
Unused options assumed by 2004 Stock Option Plan	(1,941)	1,941	—
Number of securities remaining available for future grants under each plan	—	4,047	434

Exercise prices for options outstanding at June 30, 2005, ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 7.0 years.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of the Company’s stock option activity for the six months ended June 30, 2005, and related information follows:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Options	Weighted- Average Exercise Price
Options outstanding December 31, 2004	8,109	$16.49
Granted in 2005	1,725	14.19
Exercised in 2005	(166)	14.02
Forfeited in 2005	(406)	15.35
Options outstanding June 30, 2005	9,262	16.16

Options exercisable numbered 6,018,007 and 5,171,468 at June 30, 2005 and 2004, respectively.

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

Components of Net Periodic Cost

Net pension costs for all plans were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,762	$1,490	$3,524	$2,979
Interest cost	1,855	1,610	3,710	3,221
Expected return on plan assets	(1,830)	(1,612)	(3,660)	(3,223)
Amortization of prior service cost	27	26	54	52
Amortization of net loss	507	494	1,014	989
Total	$2,321	$2,008	$4,642	$4,018

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to contribute to its qualified defined benefit pension plan in 2005. As of June 30, 2005, no contributions have been made. After consideration of currently available information, the Company continues to anticipate that it will not contribute any funds to its qualified defined benefit pension plan in 2005. However, the amount and timing of future contributions to our qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan’s assets, cash requirements for benefit payments to retirees, and future changes in interest rates that affect the actuarial measurement of the plan’s obligations. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2005.

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

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses and loss adjustment expense (“LAE”) incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in FAIR Plan operations is based on the pool from two years prior. Since the Company ceased writing homeowners business in 2002, the Company no longer receives assignments.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff [1]	Total
Three Months Ended June 30, 2005
Net premiums earned	$336,842	$3	$336,845
Depreciation and amortization expense	8,426	2	8,428
Segment profit (loss)	16,239	(198)	16,041

Three Months Ended June 30, 2004
Net premiums earned	$326,965	$56	$327,021
Depreciation and amortization expense	5,364	30	5,394
Segment profit (loss)	18,007	(168)	17,839

Six Months Ended June 30, 2005
Net premiums earned	$673,203	$6	$673,209
Depreciation and amortization expense	14,990	5	14,995
Segment profit (loss)	30,063	(370)	29,693

Six Months Ended June 30, 2004
Net premiums earned	$645,130	$111	$645,241
Depreciation and amortization expense	10,612	70	10,682
Segment profit (loss)	28,843	(388)	28,455

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Segment profit	$16,041	$17,839	$29,693	$28,455
Net investment income	17,006	14,315	34,043	27,461
Other income	367	—	367	—
Realized investment (losses) gains	(1,267)	1,337	(1,727)	8,983
Interest and fees expense	(2,031)	(2,185)	(4,088)	(4,411)
Income before provision for income taxes	$30,116	$31,306	$58,288	$60,488

1  Segment revenue represents premium earned as a result of the Company’s participation in the California FAIR Plan.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 7.    VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), and amended it in December 2003. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation.

FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which a company has a significant variable interest. On August 29, 2003, the Company funded a revolving loan agreement with Impact C.I.L., LLC (“Impact C.I.L.”), a VIE. At present, the Company has contributed $5.1 million to be used to purchase mortgage loans in economically disadvantaged areas. The Company is not the primary beneficiary of the VIE and participates at an 11.11% level in the entity’s funding activities. Potential losses are limited to the amount invested as well as associated operating fees.

The Company’s maximum commitment is for up to 11.11% ($24.0 million) of $216.0 million of participation. The mortgages purchased with these funds may be securitized. Otherwise, the loans will be liquidated in 10 years from the initial date of the respective agreement.

Impact C.I.L. is a subsidiary of Impact Community Capital, LLC (“Impact”), whose charter is to provide real estate loans in economically disadvantaged areas. At present, the Company has a $2.0 million note receivable from an Impact subsidiary in addition to the $5.1 million investment noted above. The Company has voting rights and ownership of Impact in proportion to its investment (approximately 10%).

The Company has also committed $2.0 million to other Impact affiliates for other community investment purposes. No amounts have been contributed to these other investment programs as of June 30, 2005.

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

Our long-term financial goals include achieving a 96% combined ratio and 15% annual growth in premiums written in our personal auto lines. Our direct premiums written grew 1.2% ($3.9 million) to $328.7 million in the second quarter ended June 30, 2005, from $324.8 million in the second quarter of 2004. All of the second quarter 2005 growth in direct premiums written was generated outside of California. California direct premiums written decreased by 1.6% ($5.0 million) to $309.2 million, compared to $314.2 million for the same period in 2004, which is indicative of the high level of competitor marketing activity in the state. Non-California direct premiums written increased by 81.3% ($8.8 million) to $19.5 million, compared to $10.7 million for the same period in 2004.

Underwriting profit decreased 10.1% to $16.0 million in the second quarter of 2005, compared to $17.8 million for the same period in 2004. For the six months ended June 30, 2005, underwriting profit was $29.7 million, an increase of 4.2% over underwriting profit of $28.5 million for same period in 2004. The second quarter 2005 underwriting profit includes $11.9 million of favorable development related to prior accident years’ reserves, compared to a $0.2 million of reserve strengthening in the same period of 2004. The six months ended June 30, 2005 underwriting profit includes $19.6 million of favorable development related to prior accident years’ reserves, compared to $0.5 million of reserve strengthening in the same period of 2004.

The combined ratio increased 0.7% to 95.2% for the quarter ended June 30, 2005, from 94.5% for the same period in 2004. For the six months ended June 30, 2005, the combined ratio remained stable at 95.6% compared to 95.6% in 2004.

Net income for the quarter ended June 30, 2005, was $20.5 million, or $0.24 per share, compared to net income of $21.4 million, or $0.25 per share, for the same period in 2004. The second quarter 2005 results include net realized capital losses of $1.3 million, compared to net realized capital gains of $1.3 million for the same period in 2004. For the six months ended June 30, 2005, net income was $39.9 million, or $0.47 per share, compared to $41.2 million, or $0.48 per share, for the same period in 2004. The 2005 six months results include net realized capital losses of $1.7 million, compared to net realized capital gains of $9.0 million for the same period in 2004.

For the quarter ended June 30, 2005, cash flow from operations decreased 47.4% to $30.8 million, compared to $58.5 million for the same period in 2004. For the six months ended June 30, 2005, cash flow from operations decreased by 39.5% to $70.2 million from $116.0 million for the same period in 2004. The $45.8 million decrease in operating cash flow is primarily attributable to income tax related items and increased underwriting expense payments. In February 2005, the Company filed its California amended tax returns under California legislation AB 263 and paid an associated tax liability of $6.8 million, which contrasts with the $10.5 million in income taxes refunded during the six-month period ended June 30, 2004. Underwriting expenses and payments increased in 2005 as a result of our investments in the state expansion strategy, the conversion to our new technology platform (which currently services approximately 85% of outstanding claims and over 65% of California policies) and the build-up of our Dallas service center.

Total assets were $1,892.4 million at June 30, 2005 compared to $1,864.3 million at December 31, 2004. Statutory surplus increased 3.7% to $637.5 million at June 30, 2005 from $614.9 million at December 31, 2004. The net premiums written to statutory surplus ratio improved to 2.1 at June 30, 2005, compared to 2.2 at December 31, 2004.

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

The remainder of our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Financial Condition
•	Liquidity and Capital Resources
•	Contractual Obligations and Commitments
•	Results of Operations
•	Underwriting Results
•	Investment Income
•	Other Revenues
•	Critical Accounting Estimates
•	Forward-Looking Statements

Financial Condition

Investments and cash increased $41.1 million (2.9%) since December 31, 2004, due to $70.2 million of operating cash flow primarily offset by cash outflows of $12.6 million for property and equipment, $6.8 million in shareholder dividends, and $6.0 million of debt repayment.

At June 30, 2005, investment-grade bonds comprised substantially all of the carrying value of the fixed maturity portfolio. As of June 30, 2005, three positions in fixed maturity securities were rated below BBB. These securities represent approximately 0.5% of our total investments.

Increased advertising, sales and customer service costs through June 30, 2005 contributed to an increase in deferred policy acquisition costs (“DPAC”) of $3.4 million to $62.2 million, compared to $58.8 million at December 31, 2004. Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and loss adjustment expenses (“LAE”) with respect to our lines of business:

	June 30, 2005		December 31, 2004
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid Losses and LAE
Personal auto lines	$492,420	$487,854	$489,411	$485,759
Homeowner and earthquake lines in runoff	3,102	2,269	6,131	5,138
Total	$495,522	$490,123	$495,542	$490,897

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004

Net losses and LAE:
Current accident year:
Personal auto lines	$260,200	$244,406	$518,902	$491,540
Homeowner and earthquake lines in runoff	—	—	—	—
Total current accident year	260,200	244,406	518,902	491,540

Prior accident years:
Personal auto lines	(12,116)	(73)	(19,963)	32
Homeowner and earthquake lines in runoff	200	223	376	498

Total prior accident years	(11,916)	150	(19,587)	530
Total net losses and LAE	$248,284	$244,556	$499,315	$492,070

At June 30, 2005, gross unpaid losses and LAE increased $3.0 million for our personal auto lines and decreased $3.0 million for the homeowner and earthquake lines in runoff from the prior year end. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operating income. It is management’s belief that the unpaid losses and LAE are adequate to cover unpaid losses and LAE as of June 30, 2005. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and materially differ from our unpaid losses and LAE as of June 30, 2005. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

The process of making quarterly changes to unpaid losses and LAE begins with the preparation of several point estimates, a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss and LAE ratio. Our actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and they use their experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage.

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

The point estimate methods include the use of paid loss triangles, incurred loss triangles, claim count triangles, severity triangles, as well as expected loss ratio methods. Quantitative techniques frequently have to be supplemented by subjective consideration, including managerial judgment, to assure management satisfaction that the overall unpaid losses and LAE are adequate to meet projected losses. For example, in property damage coverages, repair cost trends by geographic region vary significantly. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends that are based upon past loss experience. Thus, many factors are implicitly considered in estimating loss costs to be recognized for the quarter.

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

There is a potential for significant variation in developing unpaid losses and LAE. Most automobile claims are reported within two to three months, whereas the estimates of ultimate severities exhibit greater variability at the same maturity. Generally, historical loss development factors are used to project future loss development, and there can be no assurance that future loss development patterns will be the same as in the past. However, we believe that our reserving methodologies are in line with other personal lines insurers and would normally expect ultimate unpaid losses and LAE development to vary approximately 5% from the carried unpaid losses and LAE.

As a result of the significant growth in the non-Los Angeles County regions, the Company has experienced changes in the mix of business relative to geography and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is property damage and collision severity in the San Francisco and Bay Area regions of California. These areas have significantly different repair costs and have exhibited significant policy growth. A 5% change in the severity assumption for these regions would result in an increase or decrease in total unpaid losses and LAE of 0.13%, or $1.9 million.

While we have settled over ninety-eight percent of reported earthquake claims and are making progress in resolving the remaining litigation, estimates of both the litigation costs and ultimate settlement or judgment amounts related to these claims are subject to a high degree of uncertainty. Please see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional background on the Northridge Earthquake and SB 1899.

Debt of $134.2 million consists of $34.3 million of capital lease obligations and $99.9 million of senior notes, net of discount, issued in December 2003. The primary purpose of both borrowings was to increase the statutory surplus of 21st Century Insurance Company, our wholly-owned subsidiary. The decrease in debt of $4.1 million during the six months ended June 30, 2005 is primarily attributable to principal payments on the capital lease.

Stockholders’ equity and book value per share increased to $810.0 million and $9.45, respectively, at June 30, 2005, compared to $774.4 million and $9.06 at December 31, 2004, respectively. The increase in stockholders’ equity for the six months ended June 30, 2005 was primarily due to net income of $39.9 million and $2.1 million in proceeds from stock option exercises, offset by dividends to stockholders of $6.8 million.

Liquidity and Capital Resources

21st Century Insurance Group. Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when American International Group, Inc. (“AIG”) exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the previous uncertainty that surrounded the taxability of dividends received by holding companies from their insurance subsidiaries in California. See further discussion of the Ceridian case in Critical Accounting Estimates - Income Taxes.

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

Our holding company’s significant cash obligations over the next several years, exclusive of any dividends to stockholders that our directors may declare, consist of interest payments on the Senior Notes (approximately $5.9 million annually), costs to develop our California policy servicing system and the repayment of the $100 million principal on the Senior Notes due in 2013. We expect to be able to meet those obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $20.8 million at June 30, 2005, and payments received from the intercompany lease, borrowing from our insurance subsidiary), additional funds obtainable from the capital markets or from dividends received from our insurance subsidiaries. California currently levies state income taxes of approximately 1.8% on the amount of any such dividends received.

In 2005, our insurance subsidiaries could pay $109.8 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last fourteen quarters and have thereby enhanced our liquidity. Our cash flow from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. In California, where approximately 94.3% of our premiums were written for the six months ended June 30, 2005, underwriting profit improved in 2004 and 2005 without additional rate increases. We implemented a 3.9% auto premium rate increase effective March 31, 2003 and a 5.7% rate increase in May of 2002, both of which continued a series of actions we began taking in 2000 to restore underwriting profitability.

Although in the past years we have been successful in gaining California regulatory approval for rate increases, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings or cash flows, which in turn, could negatively impact our liquidity.

As of June 30, 2005, our insurance subsidiaries had a combined statutory surplus of $637.5 million compared to $614.9 million at December 31, 2004. The increase in statutory surplus was primarily due to statutory net income of $47.8 million offset by an increase in nonadmitted assets of $14.9 million, an increase in net unrealized investment losses of $0.7 million, and a $9.6 million decrease in the deferred income tax asset. The net premiums written to statutory surplus ratio improved to 2.1 at June 30, 2005, compared to 2.2 at December 31, 2004.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	June 30, 2005	December 31, 2004
Stockholders’ equity - GAAP	$810,003	$774,401
Condensed adjustments to reconcile GAAP equity
to statutory surplus:
Net book value of fixed assets under capital leases	(30,418)	(34,834)
Deferred gain under capital lease transactions	(762)	(610)
Capital lease obligation	34,351	38,405
Nonadmitted net deferred tax assets	(60,205)	(67,260)
Net deferred tax assets related to items nonadmitted under SAP	47,401	50,712
Intercompany receivables	(48,640)	(19,917)
Fixed assets	(23,738)	(25,017)
Equity in non-insurance subsidiaries	17,597	8,082
Unrealized gains on bonds	(23,304)	(21,709)
Deferred policy acquisition costs	(62,205)	(58,759)
Prepaid pension costs and intangible pension asset	(14,429)	(17,253)
Other prepaid expenses	(9,522)	(12,235)
Other, net	1,333	887
Statutory surplus	$637,462	$614,893

Transactions with Related Parties. Since 1995, we have entered into several transactions with AIG subsidiaries, including various reinsurance agreements. At June 30, 2005, reinsurance recoverables, net of payables, from AIG subsidiaries were $0.2 million, compared to $1.4 million at December 31, 2004. Other transactions with AIG subsidiaries have resulted from competitive bidding processes for certain corporate insurance coverages and certain software and data processing services. In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management and accounting services to the Company. This agreement was approved by the California Department of Insurance.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the three and six months ended June 30, 2005.

Results of Operations

Overall Results. We reported net income of $20.5 million, or earnings per share (basic and diluted) of $0.24, on direct premiums written of $328.7 million in the quarter ended June 30, 2005, compared to a net income of $21.4 million, or earnings per share (basic and diluted) of $0.25, on direct premiums written of $324.8 million for the same quarter last year. For the six months ended June 30, 2005, net income was $39.9 million, or earnings per share (basic and diluted) of $0.47, on direct premiums written of $680.8 million. Net income for the six months ended June 30, 2004, was $41.2 million, or earnings per share (basic and diluted) of $0.48, on direct premiums written of $665.5 million.

Personal Auto Lines Results. The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004
Direct premiums written	$328,669	$324,750	$680,786	$665,343
Net premiums written	$327,479	$323,613	$678,420	$663,017

Net premiums earned	$336,842	$326,965	$673,203	$645,130
Net losses and loss adjustment expenses	248,083	244,332	498,939	491,571
Underwriting expenses incurred	72,520	64,626	144,201	124,716
Personal auto lines underwriting profit	$16,239	$18,007	$30,063	$28,843
Ratios:
Loss and LAE ratio	73.7%	74.7%	74.1%	76.2%
Underwriting expense ratio	21.5%	19.8%	21.4%	19.3%
Combined ratio	95.2%	94.5%	95.5%	95.5%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004
Personal auto lines underwriting profit	$16,239	$18,007	$30,063	$28,843
Homeowner and earthquake lines in runoff, underwriting loss	(198)	(168)	(370)	(388)
Net investment income	17,006	14,315	34,043	27,461
Other income	367	—	367	—
Realized investment (losses) gains	(1,267)	1,337	(1,727)	8,983
Interest and fees expense	(2,031)	(2,185)	(4,088)	(4,411)
Provision for income taxes	(9,621)	(9,932)	(18,356)	(19,289)
Net income	$20,495	$21,374	$39,932	$41,199

The following table reconciles our direct premiums written to net premiums earned:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004
Direct premiums written	$328,669	$324,750	$680,786	$665,343
Ceded premiums written	(1,190)	(1,137)	(2,366)	(2,326)
Net premiums written	327,479	323,613	678,420	663,017
Net change in unearned premiums	9,363	3,352	(5,217)	(17,887)
Net premiums earned	$336,842	$326,965	$673,203	$645,130

Comments relating to the underwriting results of the personal auto and the homeowner and earthquake lines in runoff are presented below.

Underwriting Results

Personal Auto. Personal automobile insurance is our primary line of business. Vehicles insured outside of California accounted for 3.3% and 3.0% of our direct premiums written in the three and six months ended June 30, 2004, respectively, but increased to 5.9% and 5.7% for our direct premiums written for the three and six months ended June 30, 2005, respectively.

Direct premiums written in the three months ended June 30, 2005, increased $3.9 million (1.2%) to $328.7 million compared to $324.8 million for the same period in 2004. This increase was primarily due to a higher number of insured vehicles from non-California states. Direct premiums written for the six months ended June 30, 2005, increased $15.5 million (2.3%) to $680.8 million, compared to $665.3 million for the same period in 2004, primarily due to a higher number of insured vehicles from non-California states.

Net premiums earned increased $9.8 million (3.0%) to $336.8 million for the three months ended June 30, 2005, compared to $327.0 million for the same period a year ago, attributable to the higher number of insured vehicles, as previously mentioned. Net premiums earned increased $28.1 million (4.4%) to $673.2 million for the six months ended June 30, 2005, compared to $645.1 million for the same period in 2004.

Auto retention was 92% for the quarter ended June 30, 2005, compared to 92% for the three months ended June 30, 2004. Auto retention for the six months ended June 30, 2005, was 93%, compared to 93% for the same period in 2004.

Net losses and LAE incurred increased $3.8 million (1.5%) to $248.1 million for the three months ended June 30, 2005, compared to $244.3 million for the same period last year. For the six months ended June 30, 2005, net losses and LAE incurred increased $7.3 million (1.5%) to $498.9 million, compared to $491.6 million for the same period in 2004. The second quarter 2005 underwriting profit includes $11.9 million of favorable development related to prior accident years, compared to a $0.2 million of reserve strengthening in the same period of 2004. The six months ended June 30, 2005 underwriting profit includes $19.6 million of favorable development related to prior accident years, compared to $0.5 million of reserve strengthening in the same period of 2004. The effect on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the second quarter of 2005 was approximately 3.6%, compared to 0.0% in the same quarter last year. For the six months ended June 30, 2005, the effect on the loss and LAE ratios of changes in estimates relating to uninsured events in prior years was 2.9%, compared to 0.0% for the same period in 2004. Changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The ratios of net underwriting expenses to net premiums earned were 21.5% and 19.8% for the quarters ended June 30, 2005 and 2004, respectively. The ratios of net underwriting expenses to net premiums earned were 21.4% and 19.3% for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily due to growth in advertising costs, investments in the development of new markets, costs associated with the conversion to our new technology platform, and facility and support costs.

The combined ratio was 95.2% for the quarter ended June 30, 2005, compared to 94.5% for the same period a year ago. The combined ratios for the six months ended June 30, 2005 and 2004 were 95.5% and 95.5%, respectively.

Homeowner and Earthquake Lines in Runoff. Underwriting results of the homeowner and earthquake lines, which are in runoff, were losses and LAE incurred of $0.2 million for the three months ended June 30, 2005, compared to $0.2 million for the same period a year ago. For the six months ended June 30, 2005 and 2004, losses and LAE for those same lines were $0.4 million and $0.5 million, respectively, of which the earthquake lines accounted for $0.0 million and $1.0 million, respectively. We have not written any earthquake policies since 1994 and we exited the homeowners insurance business at the beginning of 2002. Earthquake LAE incurred was $1.0 million in the first quarter of 2004, as reserves were increased to provide for additional legal defense costs expected to be incurred in settling outstanding claims.

We have executed various transactions to exit from our homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company (“Balboa”), a subsidiary of Countrywide Financial Corporation (“Countrywide”), 100% of homeowner unearned premium reserves and losses on or after that date were ceded to Balboa. Under the terms of this agreement, we retain certain loss adjustment expenses. We began non-renewing homeowner policies expiring on February 21, 2002 and thereafter. Substantially all of these customers were offered homeowner coverage through an affiliate of Countrywide. We have completed this process and no longer have any homeowner policies in force.

Investment Income

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and only 3.5% of the portfolio consists of equity securities. Substantially the entire fixed maturity portfolio is investment grade. Net investment income was $17.0 million for the three months ended June 30, 2005 compared to $14.3 million for the same period in 2004. Net investment income for the six months ended June 30, 2005 and 2004, was $34.0 million and $27.5 million, respectively. The increase in net investment income is the result of higher average investment balances and higher pre-tax yields.

At June 30, 2005, $287.8 million, or 21.0%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds with the remainder, representing 79.0% of the portfolio, invested in taxable securities, compared to 22.3% and 77.7%, respectively, at December 31, 2004.

The average annual yields on invested assets for the three and six months ended June 30, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Pre-tax	4.8%	4.4%	4.8%	4.3%
After-tax	3.5%	3.3%	3.5%	3.3%

Net realized losses on the sale of investments1 were $1.3 million (realized gains of $1.9 million and realized losses of $3.2 million) and $1.7 million (realized gains were $3.3 million and realized losses were $5.0 million) for the three and six months ended June 30, 2005, compared to a $1.3 million gain (realized gains were $2.3 million and realized losses were $1.0 million) and $9.0 million gain (realized gains were $11.3 million and realized losses were $2.3 million) for the second quarter and six months ended June 30, 2004. Our policy is to investigate, on a quarterly basis, an investment for possible “other-than-temporary” impairment in the event the fair value of the security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the three and six months ended June 30, 2005 or 2004.

Other Revenues

Other revenue in the second quarter of 2005 included interest income of $0.4 million relating to a refund claim with the IRS.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP. The financial information contained within those statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Our significant accounting policies are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

1 Includes loss on disposal of fixed assets of $187 and $609 in 2005 and 2004, respectively.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and LAE include estimates of losses for known claims reported on or prior to the balance sheet dates, estimates of losses for claims incurred but not reported, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than relatively longer-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, on average approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate. The methods of estimating losses and establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations.

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

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses (“NOLs”), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At June 30, 2005, our DTAs totaled $131.7 million and our DTLs totaled $81.7 million. The net of those amounts, $50.0 million, represents the net deferred tax asset reported in the condensed consolidated balance sheet.

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

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in thousands):

Year of Expiration	NOL Excluding 21st of the Southwest	SRLY 2 NOL of 21st of the Southwest	Consolidated NOL
2017	$ —	$ 1,684	$ 1,684
2018	—	1,068	1,068
2019	—	1,466	1,466
2020	—	3,172	3,172
2021	106,876	2,180	109,056
2022	37,316	—	37,316
Totals	$ 144,192	$ 9,570	$ 153,762

Our auto business has generated an underwriting profit for the past fourteen quarters. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of June 30, 2005. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

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

2 “SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st Century Insurance Company of the Southwest (“21st of the Southwest”) (formerly 21st Century Insurance Company of Arizona) may be utilized against this portion of our NOL.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DPAC”) primarily include premium taxes, advertising, and other variable costs incurred with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

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

Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. The determination of whether a decline in market value is “other-than-temporary” is a matter of subjective judgment. No such charges were recorded in the three or six months ended June 30, 2005 and 2004. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income.

The following is a summary by issuer of non-investment grade fixed maturity securities and unrated securities held at June 30, 2005 and December 31, 2004 (at fair value):

	June 30,	December 31,
AMOUNTS IN THOUSANDS	2005	2004
Non-investment grade securities (i.e., rated below BBB):
Cox Communications, Inc.	$2,238	$2,240
Ford Motor Credit Company	—	4,615
General Motors Acceptance Corp	—	5,643
News America, Inc.	1,627	—
Xcel Energy, Inc.	2,924	—
Unrated securities:
Impact Community Capital LLC[3]	2,024	2,023
Impact C.I.L. Parent	4,977	5,111
Total non-investment grade and unrated securities[4]	$13,790	$19,632

3 Impact Community Capital LLC is a limited liability corporation that was voluntarily established by a group of California insurers to provide funding for low-income communities.
4 The total net unrealized (loss) gain for these securities as of June 30, 2005 and December 31, 2004 was $0.1 million and $0.4 million, respectively.

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Carrying Value	Unrealized Loss	# issues	Carrying Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and for:
Less than 6 months	2	$13,536	$370	7	$88,258	$1,045
6-12 months	1	9,775	150	15	154,284	3,415
More than 1 year	15	170,339	2,615	2	4,765	326
Less than $0.1 million	112	401,075	2,519	91	306,984	2,387
Total fixed maturity securities with unrealized losses	130	594,725	5,654	115	554,291	7,173
Equity securities:
Exceeding $0.1 million and for less than 6 months:	2	368	349	—	—	—
Less than $0.1 million	148	25,386	543	64	15,479	293
Total equity securities with unrealized losses	150	25,754	892	64	15,479	293
Total investments with unrealized losses [5]	280	$620,479	$6,546	179	$569,770	$7,466

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	June 30, 2005			December 31, 2004
AMOUNTS IN THOUSANDS	Amortized Cost	Carrying Value	Unrealized Loss	Amortized Cost	Carrying Value	Unrealized Loss
Fixed maturity securities
Due in one year or less	$4,737	$4,716	$21	$9,778	$9,738	$40
Due after one year through five years	84,931	84,029	902	26,537	26,073	464
Due after five years through ten years	328,442	324,651	3,791	318,644	314,898	3,746
Due after ten years	182,269	181,329	940	206,505	203,582	2,923
Total fixed maturity securities with unrealized losses	$600,379	$594,725	$5,654	$561,464	$554,291	$7,173

Stock-based compensation. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make proforma disclosures, as if the fair-value-based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value based method for of all awards, is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.

5 Unrealized losses represent 1.1% and 1.3% of the total carrying value of investments with unrealized losses at June 30, 2005 and December 31, 2004, respectively.

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

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Other important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as:

•	The effects of competition and competitors’ pricing actions;
•	Adverse underwriting and claims experience, including experience as a result of revived earthquake claims under SB 1899;
•	Customer service problems;
•	The impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Southern California;
•	Information system problems, including failures to implement information technology projects on time and within budget;
•	Control environment failures;
•	Adverse developments in financial markets or interest rates;
•
Results of legislative, regulatory or legal actions, including the inability to obtain approval for necessary licenses, rate increases and product changes and possible adverse actions taken by state regulators in market conduct examinations; and

•	Our ability to service our debt, including our ability to receive dividends and/or sufficient payments from our subsidiaries to service our obligations.

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

Our cash flow from operations and short-term cash position generally are more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than one year. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. Accordingly, the Company primarily invests in fixed maturity investments, which at June 30, 2005, comprised 96.5% of the fair value of the Company’s total investments. The remainder of the Company’s investments, representing approximately 3.5% of total investments at market value, is held in equity securities.

For all of our fixed maturity investments, we seek to provide for liquidity and diversification while maximizing income, without sacrificing investment quality. The value of the fixed maturity portfolio is subject to interest rate risk where the value of the fixed maturity portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, and cash flow.

Since fixed maturity investments with longer remaining terms to maturity tend to realize higher yields, the Company’s investment philosophy typically resulted in a portfolio with an effective duration of over 6 years. Due to the current interest rate environment, management, in consultation with the Investment Committee, targeted a lower duration for the Company’s fixed maturity investment portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the fixed maturity portfolio declined from 5.4 years as of December 31, 2004 to 5.0 years at June 30, 2005.

The Company has also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company’s largest insurance subsidiary.

The following table shows the financial statement carrying values of our fixed maturity investments, which are reported at fair value, and our debt, which is reported at amortized cost. The table also presents estimated carrying values at adjusted market rates assuming a 100 basis point increase in market interest rates, given the effective duration noted above, for the fixed maturity investment portfolio and a 100 basis point decrease in market interest rates for the debt determined from a present value calculation. The following sensitivity analysis summarizes only the exposure to market interest rate risk:

DOLLAR AMOUNTS IN MILLIONS June 30, 2005	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available for sale, at fair value	$1,369.6	$1,273.1	(7.05%)
Debt	134.2	141.8	5.66%

The equity securities portfolio, which represents approximately 3.5% of total investments at market value, consists primarily of financial services, industrial, and miscellaneous stocks. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s price for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 0.57.

The following table presents the financial statement carrying value of our equity securities portfolio and the effect of a hypothetical 20% reduction in the overall value of the stock market using the Beta noted above and accordingly summarizes only the exposure to equity price risk for the Company’s equity securities portfolio:

DOLLAR AMOUNTS IN MILLIONS June 30, 2005	Carrying Value	Estimated Carrying Value at Hypothetical 20% Reduction in Overall Value of Stock Market	Change in Value as a Percentage of Carrying Value
Equity securities available for sale	$49.1	$43.5	(11.4%)

The discussion above provides only a limited, point-in-time view of the market risk sensitivity of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on their evaluation of the effectiveness of 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in 21st Century Insurance Group’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on the evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The annual meeting of shareholders occurred on May 25, 2005, in which the following individuals were elected as directors: Steven J. Bensinger, John B. De Nault, III, Carlene M. Ellis, R. Scott Foster, M.D., Roxani M. Gillespie, Jeffrey L. Hayman, Phillip L. Isenberg, Bruce W. Marlow, James P. Miscoll, Keith W. Renken and Robert M. Sandler. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2005.

The shareholders voted as follows:

Proposals	For	Against	Withhold or Abstain

Election of Directors
S. J. Bensinger	69,474,704	7,622,565
J. B. De Nault, III	76,565,429	537,840
C. M. Ellis	71,036,705	6,066,564
R. S. Foster, M.D.	71,037,014	6,066,255
R. M. Gillespie	68,470,687	8,632,582
J. L. Hayman	70,026,192	7,077,077
P. L. Isenberg	71,788,807	5,314,462
B. W. Marlow	69,679,225	7,424,044
J. P. Miscoll	68,984,546	8,118,723
K. W. Renken	71,817,685	5,285,584
R. M. Sandler	68,735,030	8,368,239

Appointment of PricewaterhouseCoopers LLP	76,212,591	817,453	73,223

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See accompanying exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	July 21, 2005	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer

Date:	July 21, 2005	/s/ Lawrence P. Bascom
LAWRENCE P. BASCOM
Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.