Form 10-Q
period 2005-09-30
21ST CENTURY INSURANCE GROUP
filed 2005-10-27
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The number of shares outstanding of the issuer’s common stock as of October 14, 2005 was 85,835,838.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	September 30, 2005	December 31, 2004
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,351,416 and $1,320,592)	$1,350,411	$1,342,130
Equity securities available-for-sale, at fair value (cost: $47,059 and $41,450)	46,380	42,085
Total investments	1,396,791	1,384,215
Cash and cash equivalents	65,264	34,697
Accrued investment income	16,183	16,161
Premiums receivable	116,980	105,814
Reinsurance receivables and recoverables	5,914	7,160
Prepaid reinsurance premiums	1,870	1,787
Deferred income taxes	53,798	56,135
Deferred policy acquisition costs	63,760	58,759
Leased property under capital lease, net of deferred gain of $1,929 and $3,116 and net of accumulated amortization of $33,802 and $24,794	25,339	31,719
Property and equipment, at cost less accumulated depreciation of $83,687 and $68,529	145,841	129,372
Other assets	29,930	38,495
Total assets	$1,921,670	$1,864,314
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$517,614	$495,542
Unearned premiums	340,055	331,036
Debt	131,095	138,290
Claims checks payable	40,711	38,737
Reinsurance payable	663	633
Other liabilities	78,514	85,675
Total liabilities	1,108,652	1,089,913

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued and outstanding 85,835,038 and 85,489,061	86	85
Additional paid-in capital	423,795	420,425
Retained earnings	391,949	341,196
Accumulated other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investments, net of deferred income taxes of $(589) and $7,760	(1,095)	14,412
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $(925) and $(925)	(1,717)	(1,717)
Total stockholders’ equity	813,018	774,401
Total liabilities and stockholders’ equity	$1,921,670	$1,864,314

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2005	2004	2005	2004
Revenues
Net premiums earned	$344,102	$333,440	$1,017,311	$978,681
Net investment income	17,042	15,118	51,085	42,579
Other (loss) income	(3)	—	364	—
Net realized investment (losses) gains	(939)	(162)	(2,666)	8,821
Total revenues	360,202	348,396	1,066,094	1,030,081
Losses and expenses
Net losses and loss adjustment expenses	258,105	252,359	757,420	744,429
Policy acquisition costs	60,852	55,866	188,931	164,338
Other operating expenses	8,786	8,942	24,908	25,186
Interest and fees expense	1,988	2,116	6,076	6,527
Total losses and expenses	329,731	319,283	977,335	940,480
Income before provision for income taxes	30,471	29,113	88,759	89,601
Provision for income taxes	9,369	4,554	27,725	23,843
Net income	$21,102	$24,559	$61,034	$65,758

Earnings per share
Basic	$0.25	$0.29	$0.71	$0.77
Diluted	$0.24	$0.29	$0.71	$0.77
Weighted average shares outstanding — basic	85,793,904	85,473,603	85,672,993	85,459,383
Weighted average shares outstanding — diluted	86,205,599	85,579,863	85,937,816	85,603,010

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
	Common Stock
		$0.001 par value
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Total
Balance - January 1, 2005	85,489,061	$85	$420,425	$341,196		$12,695		$774,401
Comprehensive income (loss)	—	—	—	61,034	(1)	(15,507	)(2)	45,527
Cash dividends declared on common stock ($0.12 per share)	—	—	—	(10,281)		—		(10,281)
Other	345,977	1	3,370	—		—		3,371
Balance - September 30, 2005	85,835,038	$86	$423,795	$391,949		$(2,812)		$813,018

(1) Net income.
(2) Net change in accumulated other comprehensive income (loss) for the nine months ended September 30, 2005, is as follows:

AMOUNTS IN THOUSANDS
Unrealized holding losses arising during the period, net of deferred income taxes of $7,483	$(13,899)
Reclassification adjustment for investment losses included in net income, net of income taxes of $866	(1,608)
Total	$(15,507)

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Nine Months Ended September 30,	2005	2004
Operating activities
Net income	$61,034	$65,758
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,502	16,182
Net amortization of investment premiums and discounts	7,205	4,865
Amortization of restricted stock grants	238	297
Provision for deferred income taxes	10,687	18,781
Realized losses (gains) on sale of investments	2,779	(8,738)
Changes in assets and liabilities:
Premiums receivable	(11,166)	(12,390)
Deferred policy acquisition costs	(5,001)	(5,824)
Reinsurance balances	1,193	4,009
Federal income taxes	(1,088)	697
Other assets	6,723	(110)
Unpaid losses and loss adjustment expenses	22,072	47,757
Unearned premiums	9,019	29,215
Claims checks payable	1,974	(5,560)
Other liabilities	(7,802)	14,272
Net cash provided by operating activities	122,369	169,211
Investing activities
Investments available-for-sale
Purchases	(333,513)	(809,793)
Calls or maturities	24,461	29,847
Sales	262,827	623,157
Purchases of property and equipment	(32,539)	(29,567)
Net cash used in investing activities	(78,764)	(186,356)
Financing activities
Repayment of debt	(9,343)	(8,495)
Dividends paid (per share: $0.08 and $0.06)	(6,850)	(5,126)
Proceeds from the exercise of stock options	3,155	510
Net cash used in financing activities	(13,038)	(13,111)
Net increase (decrease) in cash and cash equivalents	30,567	(30,256)
Cash and cash equivalents, beginning of period	34,697	65,010
Cash and cash equivalents, end of period	$65,264	$34,754

Supplemental information:
Income taxes paid (refunded)	$19,281	$(474)
Interest paid	4,495	5,072

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

These condensed consolidated financial statements include all adjustments (including normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of results that may be expected for the remaining interim period or the year as a whole.

Earnings Per Share

For each of the quarters and nine months ended September 30, 2005 and 2004, the numerator for the calculation of both basic and diluted earnings per share is equal to net income reported for that period. The difference between basic and diluted earnings per share denominators is due to dilutive stock options. Options to purchase an aggregate of 4,501,547 and 6,395,088 shares of common stock for the three and nine months ended September 30, 2005, respectively, and 6,568,759 and 6,091,424 shares of common stock for the three and nine months ended September 30, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire at various points in time through 2015.

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
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Restricted shares are forfeited if officers’ and employees’ employment with the Company is terminated prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized with respect to unvested stock awards is reversed in the period of forfeiture. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the financial statements.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair-value-based method for all awards, net income would have been reduced by $1.2 million and $3.7 million for the three and nine months ended September 30, 2005, respectively, and reduced by $1.3 million and $4.5 million for the three and nine months ended September 30, 2004, respectively. The pro forma net income and earnings per share amounts follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2005	2004	2005	2004
Net income, as reported	$21,102	$24,559	$61,034	$65,758
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	65	66	155	196

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,278)	(1,401)	(3,844)	(4,681)
Net income, pro forma	$19,889	$23,224	$57,345	$61,273
Basic earnings per share:
As reported	$0.25	$0.29	$0.71	$0.77
Pro forma	$0.23	$0.27	$0.67	$0.72
Diluted earnings per share:
As reported	$0.24	$0.29	$0.71	$0.77
Pro forma	$0.23	$0.27	$0.67	$0.72

For pro forma disclosure purposes, the fair value of stock options was estimated for grants during the nine-month periods ended September 30 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2005	2004
Risk-free interest rate:
Minimum	3.74%	3.43%
Maximum	4.28%	4.24%

Dividend yield	1.13%	0.56%

Volatility factor of the expected market price of the Company’s common stock:
Minimum	0.29	0.36
Maximum	0.32	0.41

Weighted-average expected life of the options	6 years	6 years

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Recent Accounting Standards

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R, which for the Company is required beginning in the first quarter of 2006. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations. Although this assessment is ongoing, management believes that the effect of adopting SFAS No. 123R will be material to the Company’s consolidated results of operations. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed earlier in this note.

NOTE 2. PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	September 30, 2005	December 31, 2004
Land	$2,484	$—
Building	9,722	—
Furniture and equipment	40,731	38,676
Automobiles	339	881
Leasehold improvements	14,494	14,245
Software currently in service	152,926	87,283
Software development projects in progress	8,832	56,816
Subtotal	229,528	197,901
Less accumulated depreciation, including $38,750 and $25,506 for software currently in service	(83,687)	(68,529)
Total	$145,841	$129,372

On September 30, 2005, the Company purchased the land and building that house its 136 thousand square foot service center in Texas. The Company had been leasing this property since June 2004. The operating lease provisions included a rent holiday through June 2005 and a $2.5 million tenant improvement allowance. As of September 29, 2005, the accrued rent obligation and tenant improvement allowance totaled $1.4 million and $2.5 million, respectively. These liabilities were offset against the facility cash purchase price of $17.6 million to arrive at a net cost of $13.7 million. The net cost consists of land, building and building equipment of $2.5 million, $9.7 million, and $1.5 million, respectively. The building and its equipment have been assigned useful lives of 39.5 years and 7 years, respectively, and will be depreciated on a straight-line basis over their respective useful lives.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 3. HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

More than ninety-eight percent of the claims submitted and litigation brought against the Company as a result of California Senate Bill 1899 (“SB 1899”) have been resolved. All of the Company’s remaining Northridge earthquake claims are in litigation. No class actions have been certified and the trial court has denied class action status for the two remaining cases seeking class action status. While the reserves established are the Company’s current best estimate of the cost of resolving its 1994 Northridge earthquake claims, including claims arising as a result of SB 1899, these reserves continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved.  The estimate currently recorded by the Company assumes that relatively few of the remaining cases will require a full trial to resolve, that any trial costs will approximate those encountered by the Company in the past, that most cases will be settled without need for extensive pre-trial preparation, and that the trial court’s denial of class action status for those cases seeking such status will be upheld on appeal. Current reserves contain no provisions for extra-contractual or punitive damages, bad faith judgments or similar unpredictable hazards of litigation that possibly could result in the event an adverse verdict were to be sustained against the Company. To the extent these and other underlying assumptions prove to be incorrect, the ultimate amount to resolve these claims could exceed the Company’s current reserves, possibly by a material amount. The Company continues to seek reasonable settlements of claims brought under SB 1899 and other Northridge earthquake related theories, but will vigorously defend itself against excessive demands and fraudulent claims. The Company may, however, settle cases in excess of its assessment of its contractual obligations in order to reduce the future cost of litigation.

SB 1899, effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. The discovery stay imposed in early 2002 was lifted in the first quarter of 2003 and the Company obtained more information with which to estimate the ultimate cost of resolving its SB 1899 claims. Based on events occurring during the first quarter of 2003, the Company increased its SB 1899 reserves by $37.0 million, resulting in an after-tax charge of $24.1 million. The revised estimate was based on the pace and cost of settlements reached as of that point, the actual costs incurred during that quarter, and the Company’s assessment of the expected length and intensity of the litigation arising out of the remaining claims. The estimate was subsequently increased by $1.0 million during the first quarter of 2004 based on the Company’s reassessment of its remaining estimated litigation costs. Based upon information obtained in connection with settlement discussions and mediations conducted during the fourth quarter of 2004, the Company updated its case-by-case review of the remaining cases and reevaluated remaining litigation costs for resolving outstanding matters. As a result of this reassessment, the Company increased its reserve by $1.2 million during the fourth quarter of 2004. The Company’s total reserve for SB 1899 claims as of September 30, 2005, was $1.0 million.

The Company has received some Northridge earthquake claims reported after the closing of the window established by SB 1899 which are based upon alternative legal theories. The Company is contesting these claims and the earthquake reserves include only nominal amounts for them. Should the courts ultimately determine that these claims, or additional claims brought in the future, are not barred by the applicable statute of limitations and the provisions of SB 1899, additional reserves may be needed to resolve them. A recent Court of Appeal decision, Cordova v. 21st Century Insurance Company, found that SB 1899 does not automatically bar claims brought outside its specified time limitations and that, under certain conditions, a 1994 Northridge earthquake claimant might be able to assert that the Company is equitably estopped to assert a time limitation defense. The California Supreme Court denied the Company’s request for review of this decision.

Loss and loss adjustment expenses incurred for the homeowner and earthquake lines in runoff were $0.6 million and $1.0 million for the three and nine months ended September 30, 2005, respectively, compared to $0.4 million and $0.9 million for the same periods in 2004.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The complaint sought injunctive and unspecified restitutionary relief against the Company under Business and Professions Code Sec. 17200 for alleged unfair business practices in violation of California Insurance Code Sec. 1861.02(c) relating to company rating practices. Based on California’s Proposition 64, passed in November 2004, the court granted the Company’s motion to dismiss the complaint, but allowed the addition of a second plaintiff, Leacy. The court stayed the litigation pending appellate court decisions involving similar issues but other parties. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner's claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera began October 12, 2005 on his claims for bad faith, emotional distress, punitive damages and attorney fees. The Company believes it has meritorious defenses to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment, post-judgment interest, plaintiff’s attorney fees (which could approach $4 million) and any award for bad faith, emotional distress and punitive damages.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Insurance Company cases (Ramona Goldenburg) was originally filed as Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group. The original action was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that 21st Century uses “biased” software in determining the value of total-loss automobiles. Plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the pleading stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

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

NOTE 5. STOCK - BASED COMPENSATION

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

At September 30, 2005, 4,170,209 stock options remain available for future grants under the 2004 Plan. Options granted to employees generally have ten-year terms and vest over various periods, generally three years. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company at that time. Currently, the Company uses the intrinsic-value method to account for stock-based compensation paid to employees and nonemployee directors for their services.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of securities issuable and issued for the Company’s stock option plans and the Restricted Shares Plan at September 30, 2005, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan	Restricted Shares Plan
Total number of securities authorized	10,000	4,000	1,422
Number of securities issued	(784)	—	(1,144)
Number of securities issuable upon the exercise of all outstanding options	(7,152)	(1,894)	—
Number of securities forfeited	(2,350)	—	—
Number of forfeited securities returned to plan	2,350	—	159
Unused options assumed by 2004 Stock Option Plan	(2,064)	2,064	—
Number of securities remaining available for future grants under each plan	—	4,170	437

Exercise prices for options outstanding at September 30, 2005, ranged from $11.68 to $29.25. The weighted-average remaining contractual life of those options is 6.7 years.

A summary of the Company’s stock option activity for the nine months ended September 30, 2005, and related information follows:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Options	Weighted-Average Exercise Price
Options outstanding December 31, 2004	8,109	$16.49
Granted in 2005	1,725	14.19
Exercised in 2005	(259)	14.47
Forfeited in 2005	(529)	14.89
Options outstanding September 30, 2005	9,046	16.20

Of the 9,046,092 and 8,108,558 in options outstanding at September 30, 2005 and December 31, 2004, respectively, 5,901,196 and 5,068,493 options were exercisable as of September 30, 2005 and December 31, 2004, respectively. The remaining 3,144,896 and 3,040,065 options outstanding as of September 30, 2005 and December 31, 2004, respectively, were not yet vested.

NOTE 6. EMPLOYEE BENEFIT PLANS

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Components of Net Periodic Cost

Net pension costs for all plans were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1,620	$1,891	$5,145	$4,870
Interest cost	1,763	1,758	5,473	4,979
Expected return on plan assets	(1,827)	(1,608)	(5,487)	(4,831)
Amortization of prior service cost	78	29	131	81
Amortization of net loss	428	635	1,442	1,624
Total	$2,062	$2,705	$6,704	$6,723

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to contribute to its qualified defined benefit pension plan in 2005. As of September 30, 2005, no contributions have been made. After consideration of currently available information, the Company anticipates that it may make a cash contribution between $6.0 million and $14.0 million to its qualified defined benefit pension plan before the end of 2005. The amount and timing of future contributions to the Company’s qualified defined benefit pension plan depends on a number of unpredictable factors including the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations.

Contributions to the Company’s non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2005.

NOTE 7. SEGMENT INFORMATION

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

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). FAIR Plan is a state administered pool of difficult to insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses and loss adjustment expense (“LAE”) incurred by the pool according to its share of total homeowner direct premiums written in California. Participation in FAIR Plan operations is based on the pool from two years prior. Since the Company ceased writing homeowners business in 2002, the Company no longer receives assignments for plan years beyond 2004, but continues to participate in prior plan year activity, which is in runoff.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff[1]	Total
Three Months Ended September 30, 2005
Net premiums earned	$344,099	$3	$344,102
Depreciation and amortization expense	9,504	3	9,507
Segment profit (loss)	16,972	(613)	16,359

Three Months Ended September 30, 2004
Net premiums earned	$333,443	$(3)	$333,440
Depreciation and amortization expense	5,493	7	5,500
Segment profit (loss)	16,709	(436)	16,273

Nine Months Ended September 30, 2005
Net premiums earned	$1,017,302	$9	$1,017,311
Depreciation and amortization expense	24,495	7	24,502
Segment profit (loss)	47,035	(983)	46,052

Nine Months Ended September 30, 2004
Net premiums earned	$978,573	$108	$978,681
Depreciation and amortization expense	16,104	78	16,182
Segment profit (loss)	45,552	(824)	44,728

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Segment profit	$16,359	$16,273	$46,052	$44,728
Net investment income	17,042	15,118	51,085	42,579
Other (loss) income	(3)	—	364	—
Realized investment (losses) gains	(939)	(162)	(2,666)	8,821
Interest and fees expense	(1,988)	(2,116)	(6,076)	(6,527)
Income before provision for income taxes	$30,471	$29,113	$88,759	$89,601

[1]	Segment revenue represents premium earned as a result of the Company’s participation in the California FAIR Plan.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 8. VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), and amended it in December 2003. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation.

FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which a company has a significant variable interest. The Company’s Board of Directors has chosen to invest some of its assets in low income and economically disadvantaged communities. To that end, the Company is a member, along with other participating insurance organizations, of Impact Community Capital, LLC (“Impact”). Impact’s charter is to make loans and other investments in such communities. On August 29, 2003, the Company funded a revolving loan agreement with Impact C.I.L., LLC (“Impact C.I.L.”), a subsidiary of Impact and a VIE. At present, the Company has contributed $5.1 million to be used to purchase mortgage loans in economically disadvantaged areas. The Company is not the primary beneficiary of the VIE. The Company’s maximum participation in Impact C.I.L. is for up to 11.1% ($24.0 million) of $216.0 million of the entity’s funding activities. These commitments consist of a $4.8 million minimum investment and a $19.2 million guarantee of the warehouse lending facility. Potential losses are limited to the Company’s participation as well as associated operating fees.

At present, the Company also has a $2.0 million note receivable from an Impact subsidiary in addition to the $5.0 million investment noted above. The Company has voting rights, beneficiary rights, obligations, and ownership of Impact in proportion to its investment (approximately 10%).

The Company has also committed $2.8 million to three other Impact affiliates managed by Impact, and owned by Impact members, for other community investment purposes. An advance of $0.5 million to one of the programs was made in September 2005. However, such funds have not been invested as of September 30, 2005. The Company has voting rights, beneficiary rights and obligations for these Impact affiliates.

The Company does not have any other material VIEs that it needs, or will need, to consolidate or disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1958, 21st Century Insurance Group (together with its subsidiaries, referred to hereinafter as the “Company”, “we”, “us” or “our”) is a direct-to-consumer provider of personal auto insurance. With $1.3 billion of revenue in 2004, the Company insures over 1.5 million vehicles in California, Texas, Illinois and six other states. We also provide motorcycle and personal umbrella insurance in California. We believe that we deliver superior policy features and customer service at a competitive price.

Our long-term financial goals include achieving a 96% combined ratio or lower and 15% annual growth in premiums written in our personal auto lines. Third quarter 2005 direct premiums written increased 0.9% ($3.1 million) to $349.1 million from $346.0 million in the third quarter of 2004. California direct premiums written decreased by 2.2% to $326.0 million, compared to $333.3 million for the same period in 2004, as a result of the high level of competitor marketing activity in the state. Direct premiums written outside of California increased by 81.9% to $23.1 million, compared to $12.7 million for the same period in 2004. The Company currently plans on expanding into six additional states in 2006 to further its geographic expansion strategy.

Underwriting profit of $16.4 million in the third quarter of 2005 was consistent with the $16.3 million for the same period in 2004. The third quarter 2005 underwriting profit includes $1.2 million of favorable development related to prior accident years’ reserves, compared to $3.4 million of favorable development related to prior accident years’ reserves in the same period of 2004. For the nine months ended September 30, 2005, underwriting profit was $46.1 million, an increase of 3.0% over underwriting profit of $44.7 million for same period in 2004. The nine months ended September 30, 2005 underwriting profit includes $20.8 million of favorable development related to prior accident years’ reserves, compared to $2.9 million of favorable development related to prior accident years’ reserves in the same period of 2004.

The combined ratio of 95.2% for the quarter ended September 30, 2005, was consistent with the 95.1% ratio for the same period in 2004. For the nine months ended September 30, 2005, the combined ratio was 95.5%, compared to 95.4% in 2004.

Net income for the quarter ended September 30, 2005, was $21.1 million, or $0.25 per basic share, compared to net income of $24.6 million, or $0.29 per basic share, for the same period in 2004. The third quarter results include net realized capital losses of $0.9 million and $0.2 million in 2005 and 2004, respectively. For the nine months ended September 30, 2005, net income was $61.0 million, or $0.71 per share, compared to $65.8 million, or $0.77 per share, for the same period in 2004. The 2005 nine months results include net realized capital losses of $2.7 million, compared to net realized capital gains of $8.8 million for the same period in 2004. The three and nine months ended September 30, 2004 include a $4.9 million reduction in income tax expense ($0.06 per share) associated with the resolution of California legislation (AB 263) related to holding company taxes on dividends from insurance subsidiaries.

For the quarter ended September 30, 2005, cash flow from operations decreased 2.0% to $52.1 million, compared to $53.2 million for the same period in 2004. For the nine months ended September 30, 2005, cash flow from operations decreased by 27.7% to $122.4 million from $169.2 million for the same period in 2004. The $46.8 million decrease in operating cash flow is primarily attributable to a $19.8 million increase in income tax payments and a $20.2 million increase in underwriting expense payments. Federal income tax payments in the first nine months of 2005 increased $1.8 million over the comparable period of 2004 because the Company has fully utilized the alternative minimum tax net operating losses (“NOLs”) that previously helped to minimize such taxes; and state income taxes of $6.8 million were paid in February 2005 in settlement of our holding company’s California tax obligation for dividends received from its insurance subsidiary and certain other disputed items for tax years 1998 to 2003. Underwriting expenses and payments increased in 2005 as a result of our investments in the geographic expansion strategy, the conversion to our new technology platform, and the build-up of our Dallas service center.

Total assets were $1,921.7 million at September 30, 2005 compared to $1,864.3 million at December 31, 2004. Statutory surplus increased 7.0% to $657.7 million at September 30, 2005 from $614.9 million at December 31, 2004. The net premiums written to statutory surplus ratio was 2.1 at September 30, 2005, compared to 2.2 at December 31, 2004.

Conversion to the Company’s new computer platforms known as APS is proceeding as planned. The APS:Claims component began taking 100% of new claims in the third quarter of 2004. Over 85% of the Company’s pending claims are now on the new system. Conversion of the Company’s California personal auto policies to APS:Policy component began in the first quarter of 2005. As of October 13, 2005 over 90% of these policies are on the new system. APS is a web-based application with a multi-tier technical architecture. Underwriting expenses have been higher than normal in prior periods due to costs of the conversion process and the training of service staff.

Since 2002, the Company has been actively engaged in a community education effort concerning proper installation and use of child safety seats. According to the National Highway Traffic Safety Administration, motor vehicle crashes are the leading cause of death for children from two to 14 years of age. Data show that 80% of child safety seats are improperly installed and are a potential source of injury for children, up from 73% in 2004. The Company’s program is endorsed by the California Highway Patrol and the Governors’ Offices of Texas, Illinois, Indiana, Ohio and Arizona. Education events typically include the participation of political representatives, local media, law enforcement, trained safety technicians and 21st managers and staff. Since inception, the Company has held 58 education events, technicians have inspected over 5,000 vehicles and discarded (and then destroyed) over 2,200 defective child safety seats. The Company has donated over 4,000 new seats so that no family leaves an education event without every child in a properly fitted child safety seat.

Premiums written and statutory surplus have been presented to enhance investors’ understanding of the Company’s operations. These financial measures are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Premiums written represent the premiums charged on policies issued during a fiscal period. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies. Statutory surplus represents equity as of the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities. Stockholders’ equity is the most directly comparable GAAP measure. The reconciliations of these financial measures to the most directly comparable GAAP measure are located in Results of Operations and Liquidity and Capital Resources, respectively. These financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial results.

See Results of Operations for more details as to our overall and personal auto lines results.

The remainder of our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements. It includes the following sections:

•	Financial Condition
•	Liquidity and Capital Resources
•	Contractual Obligations and Commitments
•	Results of Operations
•	Underwriting Results
•	Investment Income
•	Other Revenues
•	Critical Accounting Estimates
•	Forward-Looking Statements

Financial Condition

Investments and cash increased $43.1 million (3.0%) to $1,462.0 million, compared to $1,418.9 million at December 31, 2004, due to $122.4 million of operating cash flow primarily offset by cash outflows of $32.5 million for property and equipment, $6.9 million in shareholder dividends, $23.9 million in net unrealized losses during the nine month period ended September 30, 2005 due to changes in interest rates, and $9.3 million of debt repayment.

At September 30, 2005, investment-grade bonds comprised substantially all of the carrying value of the fixed maturity portfolio. As of September 30, 2005, six positions in fixed maturity securities were rated below BBB. These securities represent approximately 0.9% of our total investments.

Increased advertising, sales and customer service costs through September 30, 2005 contributed to an increase in deferred policy acquisition costs (“DPAC”) of $5.0 million to $63.8 million, compared to $58.8 million at December 31, 2004. Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and loss adjustment expenses (“LAE”), gross and net of applicable reinsurance, with respect to our lines of business:

	September 30, 2005		December 31, 2004
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid Losses and LAE
Personal auto lines	$514,892	$510,181	$489,411	$485,759
Homeowner and earthquake lines in runoff	2,722	1,901	6,131	5,138
Total	$517,614	$512,082	$495,542	$490,897

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004
Net losses and LAE:
Current accident year:
Personal auto lines	$259,301	$255,747	$778,203	$747,287
Homeowner and earthquake lines in runoff	—	39	—	39
Total current accident year	259,301	255,786	778,203	747,326

Prior accident years:
Personal auto lines	(1,811)	(3,822)	(21,774)	(3,790)
Homeowner and earthquake lines in runoff	615	395	991	893
Total prior accident years	(1,196)	(3,427)	(20,783)	(2,897)
Total net losses and LAE	$258,105	$252,359	$757,420	$744,429

At September 30, 2005, gross unpaid losses and LAE increased $25.5 million for our personal auto lines and decreased $3.4 million for the homeowner and earthquake lines in runoff from the prior year end. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operating income. It is management’s belief that the unpaid losses and LAE are adequate to cover unpaid losses and LAE as of September 30, 2005. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and materially differ from our unpaid losses and LAE as of September 30, 2005. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

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

There is a potential for significant variation in ultimate development of unpaid losses and LAE. Most automobile claims are reported within two to three months, whereas the estimates of ultimate severities exhibit greater variability at the same maturity. Generally, historical loss development factors are used to project future loss development, and there can be no assurance that future loss development patterns will be the same as in the past. However, we believe that our reserving methodologies are in line with other personal lines insurers and would normally expect ultimate unpaid losses and LAE development to vary approximately 5% from the carried unpaid losses and LAE.

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

While we have settled over ninety-eight percent of reported earthquake claims and are making progress in resolving the remaining litigation, estimates of both the litigation costs and ultimate settlement or judgment amounts related to these claims are subject to a high degree of uncertainty. Please see Note 3 of the Notes to Condensed Consolidated Financial Statements for additional background on the 1994 Northridge earthquake and SB 1899.

Debt of $131.1 million consists of $29.4 million of capital lease obligations, $1.8 million of capital auto lease obligations, and $99.9 million of senior notes, net of discount. The primary purpose of the capital lease and senior note borrowings was to increase the statutory surplus of 21st Century Insurance Company, our wholly-owned insurance subsidiary. The decrease in debt of $7.2 million during the nine months ended September 30, 2005 is primarily attributable to principal payments on the capital lease.

Stockholders’ equity and book value per share increased $38.6 million (5.0%) to $813.0 million and $9.47, respectively, at September 30, 2005, compared to $774.4 million and $9.06 at December 31, 2004, respectively. The increase in stockholders’ equity for the nine months ended September 30, 2005 was primarily due to net income of $61.0 million and $3.2 million in proceeds from stock option exercises, offset by dividends to stockholders of $10.3 million and unrealized losses on investments of $15.5 million.

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

Effective December 31, 2003, the California Department of Insurance approved an intercompany lease whereby 21st Century Insurance Company has leased certain computer software from our holding company. The monthly lease payment, currently $0.7 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to complete certain enhancements to the software.

Our holding company’s significant cash obligations over the next several years, exclusive of any dividends to stockholders that our directors may declare, consist of interest payments on the Senior Notes (approximately $5.9 million annually), costs to develop our California policy servicing system and the repayment of the $100 million principal on the Senior Notes due in 2013. We expect to be able to meet those obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $22.0 million at September 30, 2005, payments received from the intercompany lease, and borrowing from our insurance subsidiary), additional funds obtainable from the capital markets or dividends received from our insurance subsidiaries. California currently levies state income taxes of approximately 1.8% on the amount of any such dividends received.

In 2005, our insurance subsidiaries could pay $109.8 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last fifteen quarters and have thereby enhanced our liquidity. Our cash flow from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. In California, where approximately 94.0% of our premiums were written for the nine months ended September 30, 2005, underwriting profit improved in 2004 and 2005 without additional rate increases. We implemented a 3.9% auto premium rate increase effective March 31, 2003 and a 5.7% rate increase in May 2002, both of which continued a series of actions we began taking in 2000 to restore underwriting profitability. Effective October 23, 2005, we will be implementing a class plan revision for our California business. This is a rate neutral change overall, but is intended to improve the accuracy of our pricing and make us more competitive in Southern California.

Although in the past years we have been successful in gaining California regulatory approval for rate increases, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. Furthermore, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings or cash flows, which in turn, could negatively impact our liquidity.

As of September 30, 2005, our insurance subsidiaries had a combined statutory surplus of $657.7 million compared to $614.9 million at December 31, 2004. The increase in statutory surplus was primarily due to statutory net income of $74.7 million offset by an increase in nonadmitted assets of $15.5 million, an increase in net unrealized investment losses of $0.9 million and a $15.5 million decrease in the deferred income tax asset. The net premiums written to statutory surplus ratio was 2.1 at September 30, 2005, compared to 2.2 at December 31, 2004.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	September 30, 2005	December 31, 2004
Stockholders’ equity - GAAP	$813,018	$774,401
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(27,268)	(34,834)
Deferred gain under capital lease transactions	(838)	(610)
Capital lease obligation	31,201	38,405
Nonadmitted net deferred tax assets	(61,070)	(67,260)
Net deferred tax assets related to items nonadmitted under SAP	38,394	50,712
Intercompany receivables	(50,146)	(19,917)
Fixed assets	(23,154)	(25,017)
Equity in non-insurance entities	22,073	8,082
Unrealized losses (gains) on investments	644	(21,709)
Deferred policy acquisition costs	(63,760)	(58,759)
Prepaid pension costs and intangible pension asset	(13,050)	(17,253)
Other prepaid expenses	(9,590)	(12,235)
Other, net	1,212	887
Statutory surplus	$657,666	$614,893

Transactions with Related Parties. Since 1995, we have entered into several transactions with AIG subsidiaries, including various reinsurance agreements. At September 30, 2005, reinsurance recoverables, net of payables, from AIG subsidiaries were $0.2 million, compared to $1.4 million at December 31, 2004. In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management and investment accounting services to the Company. This agreement was approved by the California Department of Insurance. AIG also provides corporate insurance for the Company, including Errors and Omissions, Workers Compensation, and General Liability coverages, for which we paid $1.1 million and $3.3 million for the three and nine months ended September 30, 2005, respectively, and $0.3 million and $1.5 million for the three and nine months ended September 30, 2004, respectively.

Contractual Obligations and Commitments

See our discussion about variable interest entities and commitments in Note 8 of the Notes to Condensed Consolidated Financial Statements. There were no material changes outside the ordinary course of our business in our contractual obligations during the three and nine months ended September 30, 2005.

Results of Operations

Overall Results. We reported net income of $21.1 million, or earnings per share (basic and diluted) of $0.25 and $0.24, respectively, on direct premiums written of $349.1 million in the quarter ended September 30, 2005, compared to a net income of $24.6 million, or earnings per share (basic and diluted) of $0.29, on direct premiums written of $346.0 million for the same quarter last year. For the nine months ended September 30, 2005, net income was $61.0 million, or earnings per share (basic and diluted) of $0.71, on direct premiums written of $1,029.9 million. Net income for the nine months ended September 30, 2004, was $65.8 million, or earnings per share (basic and diluted) of $0.77, on direct premiums written of $1,011.4 million.

Personal Auto Lines Results. The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004
Direct premiums written	$349,119	$346,087	$1,029,905	$1,011,430
Net premiums written	$347,827	$344,823	$1,026,247	$1,007,840

Net premiums earned	$344,099	$333,443	$1,017,302	$978,573
Net loss and loss adjustment expenses	257,489	251,926	756,428	743,497
Underwriting expenses incurred	69,638	64,808	213,839	189,524
Personal auto lines underwriting profit	$16,972	$16,709	$47,035	$45,552
Ratios:
Loss and LAE ratio	74.8%	75.6%	74.4%	76.0%
Underwriting expense ratio	20.3%	19.4%	21.0%	19.3%
Combined ratio	95.1%	95.0%	95.4%	95.3%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004
Personal auto lines underwriting profit	$16,972	$16,709	$47,035	$45,552
Homeowner and earthquake lines in runoff, underwriting loss	(613)	(436)	(983)	(824)
Net investment income	17,042	15,118	51,085	42,579
Other (loss) income	(3)	—	364	—
Realized investment (losses) gains	(939)	(162)	(2,666)	8,821
Interest and fees expense	(1,988)	(2,116)	(6,076)	(6,527)
Provision for income taxes	(9,369)	(4,554)[1]	(27,725)	(23,843)
Net income	$21,102	$24,559	$61,034	$65,758

[1]
Includes the effect of a favorable adjustment in tax provision of approximately $4.9 million due to the effect of California legislation (AB 263) relating to holding company taxes on dividends from insurance subsidiaries.

The following table reconciles our direct premiums written to net premiums earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2005	2004	2005	2004
Direct premiums written	$349,119	$346,087	$1,029,905	$1,011,430
Ceded premiums written	(1,292)	(1,264)	(3,658)	(3,590)
Net premiums written	347,827	344,823	1,026,247	1,007,840
Net change in unearned premiums	(3,728)	(11,380)	(8,945)	(29,267)
Net premiums earned	$344,099	$333,443	$1,017,302	$978,573

Comments relating to the underwriting results of the personal auto lines and the homeowner and earthquake lines in runoff are presented below.

Underwriting Results

Personal Auto Lines. Personal automobile insurance is our primary line of business. Vehicles insured outside of California accounted for 6.6% and 6.0% of our direct premiums written in the three and nine months ended September 30, 2005, respectively, compared to 3.7% and 3.3% for our direct premiums written for the three and nine months ended September 30, 2004, respectively.

Direct premiums written in the three months ended September 30, 2005, increased $3.0 million (0.9%) to $349.1 million compared to $346.1 million for the same period in 2004. This increase was primarily due to a higher number of insured vehicles from non-California states. Direct premiums written for the nine months ended September 30, 2005, increased $18.5 million (1.8%) to $1,029.9 million, compared to $1,011.4 million for the same period in 2004, primarily due to a higher number of insured vehicles from non-California states.

Net premiums earned increased $10.7 million (3.2%) to $ 344.1 million for the three months ended September 30, 2005, compared to $333.4 million for the same period a year ago, attributable to the higher number of insured vehicles, as previously mentioned. Net premiums earned increased $38.7 million (4.0%) to $1,017.3 million for the nine months ended September 30, 2005, compared to $978.6 million for the same period in 2004.

The auto renewal ratio was 92.0% for the quarter ended September 30, 2005, compared to 92.5% for the three months ended September 30, 2004. The auto renewal ratio for the nine months ended September 30, 2005, was 92.7%, compared to 92.7% for the same period in 2004.

Net losses and LAE incurred increased $5.6 million (2.2%) to $257.5 million for the three months ended September 30, 2005, compared to $251.9 million for the same period last year. For the nine months ended September 30, 2005, net losses and LAE incurred increased $12.9 million (1.7%) to $756.4 million, compared to $743.5 million for the same period in 2004. The third quarter 2005 underwriting profit includes $1.2 million of favorable development related to prior accident years’ reserves, compared to $3.4 million of favorable development related to prior accident years’ reserves in the same period of 2004. The nine months ended September 30, 2005 underwriting profit includes $20.8 million of favorable development related to prior accident years’ reserves, compared to $2.9 million of favorable development related to prior accident years’ reserves in the same period of 2004. The effect on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the third quarter of 2005 was approximately 0.5%, compared to 1.2% in the same quarter last year. For the nine months ended September 30, 2005, the effect on the loss and LAE ratios of changes in estimates relating to insured events in prior years was 2.1%, compared to 0.4% for the same period in 2004. Changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The ratios of net underwriting expenses to net premiums earned were 20.3% and 19.4% for the quarters ended September 30, 2005 and 2004, respectively. The ratios of net underwriting expenses to net premiums earned were 21.0% and 19.3% for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to growth in advertising costs, the development of new markets, costs associated with the conversion to our new technology platform, and facility and support costs.

The combined ratio was 95.1% for the quarter ended September 30, 2005, compared to 95.0% for the same period a year ago. The combined ratios for the nine months ended September 30, 2005 and 2004 were 95.4% and 95.3%, respectively.

Homeowner and Earthquake Lines in Runoff. Underwriting results of the homeowner and earthquake lines, which are in runoff, were losses and LAE incurred of $0.6 million for the three months ended September 30, 2005, compared to $0.4 million for the same period a year ago. For the nine months ended September 30, 2005 and 2004, losses and LAE for those same lines were $1.0 million and $0.8 million, respectively. We have not written any earthquake policies since 1994 and we exited the homeowner insurance business at the beginning of 2002. Earthquake LAE incurred was $1.0 million in the first quarter of 2004, as reserves were increased to provide for additional legal defense costs expected to be incurred in settling outstanding claims.

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

Investment Income

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and only 3.3% of the portfolio consists of equity securities. Substantially the entire fixed maturity portfolio is investment grade. Net investment income was $17.0 million for the three months ended September 30, 2005 compared to $15.1 million for the same period in 2004. Net investment income for the nine months ended September 30, 2005 and 2004, was $51.1 million and $42.6 million, respectively. The increase in net investment income is the result of higher average investment balances and higher pre-tax yields.

At September 30, 2005, $304.1 million, or 22.5%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds with the remainder, representing 77.5% of the portfolio, invested in taxable securities, compared to 22.3% and 77.7%, respectively, at December 31, 2004.

The average annual yields on invested assets for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pre-tax	4.7%	4.4%	4.8%	4.3%
After-tax	3.4%	3.2%	3.5%	3.3%

Net realized losses on the sale of investments2 were $0.9 million (realized gains of $1.3 million and realized losses of $2.2 million) and $2.7 million (realized gains were $4.6 million and realized losses were $7.3 million) for the three and nine months ended September 30, 2005, respectively. This compares to a $0.2 million net realized loss (realized gains were $0.1 million and realized losses were $0.3 million) and an $8.8 million net realized gain (realized gains were $11.3 million and realized losses were $2.5 million) for the three and nine months ended September 30, 2004, respectively. Our policy is to investigate, on a quarterly basis, all investments for possible “other-than-temporary” impairment when the fair value of a security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the three and nine months ended September 30, 2005 or 2004.

[2]
Includes loss on disposal of fixed assets of $0.0 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2004, respectively.

Other Revenues

Other revenues of $0.4 million in 2005 relate to interest income for refund claims with the taxing authorities.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The financial information contained within those statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Our significant accounting policies are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and LAE include estimates of losses for known claims reported on or prior to the balance sheet dates, estimates of losses for claims incurred but not reported, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than relatively longer-tail liability claims. For our current mix of auto exposures, which include both property and liability exposures, on average approximately 80% of the ultimate losses are settled within twelve months of the date of loss. Given the inherent variability in the estimates, management believes the aggregate reserves are adequate. The methods of estimating losses and establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations.

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

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and NOL, which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At September 30, 2005, our DTAs totaled $127.1 million and our DTLs totaled $73.3 million. The net of those amounts, $53.8 million, represents the net deferred tax asset reported in the condensed consolidated balance sheets.

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

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in thousands):

Year of Expiration	NOL Excluding 21st of the Southwest	SRLY 3 NOL of 21st of the Southwest	Consolidated NOL
2017	$—	$1,644	$1,644
2018	—	1,068	1,068
2019	—	1,466	1,466
2020	—	3,172	3,172
2021	81,759	2,180	83,939
2022	37,316	—	37,316
Total	$119,075	$9,530	$128,605

Our auto business generated underwriting profit of $47.0 million for the nine months ended September 30, 2005 and has generated an underwriting profit for the past fifteen quarters. The consolidated NOL decreased to $128.6 million as of September 30, 2005, from $216.7 million as of December 31, 2004. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of September 30, 2005. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

[3]
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

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes these costs are fully recoverable as of September 30, 2005.

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. For investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary.

Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value. The determination of whether a decline in market value is “other-than-temporary” is a matter of subjective judgment. No such charges were recorded in the three or nine months ended September 30, 2005 and 2004. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income (loss).

The Company had total investments of $1,396.8 million and $1,384.2 million as of September 30, 2005 and December 31, 2004, respectively. Non-investment grade and unrated securities represented 1.4% of our total portfolio as of September 30, 2005 and December 31, 2004. The following is a summary by issuer of non-investment grade securities and unrated securities held at September 30, 2005 and December 31, 2004 (at fair value):

AMOUNTS IN THOUSANDS	September 30, 2005	December 31, 2004
Non-investment grade fixed maturity securities (i.e., rated below BBB):
Cox Communications, Inc.	$2,187	$2,240
Ford Motor Credit Company	—	4,615
General Motors Acceptance Corp	—	5,643
News America, Inc.	1,601	—
The Kroger Co.	4,763	—
Xcel Energy, Inc.	2,895	—
Non-investment grade equity securities:
AmerUs Group Co.	824	—
Southern California Edison Company	511	—
Unrated securities:
Impact Community Capital, LLC[4]	2,024	2,023
Impact Health, LLC	445	—
Impact C.I.L., LLC	4,977	5,111
Total non-investment grade and unrated securities[5]	$20,227	$19,632

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Carrying Value	Unrealized Loss	# issues	Carrying Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	15	$159,194	$2,451	7	$88,258	$1,045
6-12 months	29	268,079	7,192	15	154,284	3,415
More than 1 year	22	183,676	6,271	2	4,765	326
Less than $0.1 million	131	295,906	4,920	91	306,984	2,387
Total fixed maturity securities with unrealized losses	197	906,855	20,834	115	554,291	7,173
Equity securities:
Exceeding $0.1 million	—	—	—	—	—	—
Less than $0.1 million	165	25,798	1,105	64	15,479	293
Total equity securities with unrealized losses	165	25,798	1,105	64	15,479	293
Total investments with unrealized losses [6]	362	$932,653	$21,939	179	$569,770	$7,466

[4]
Impact Community Capital, LLC is a limited liability corporation that was voluntarily established by a group of California insurers to make loans and other investments in economically disadvantaged areas.

[5]	The total net unrealized (loss) gain for these securities as of September 30, 2005 and December 31, 2004 was $(0.1) million and $0.4 million, respectively.
[6]	Unrealized losses represent 2.4% and 1.3% of the total carrying value of investments with unrealized losses at September 30, 2005 and December 31, 2004, respectively.

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	September 30, 2005			December 31, 2004
AMOUNTS IN THOUSANDS	Amortized Cost	Carrying Value	Unrealized Loss	Amortized Cost	Carrying Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$4,021	$4,010	$11	$9,778	$9,738	$40
Due after one year through five years	153,705	151,016	2,689	26,537	26,073	464
Due after five years through ten years	470,550	458,919	11,631	318,644	314,898	3,746
Due after ten years	299,413	292,910	6,503	206,505	203,582	2,923
Total fixed maturity securities with unrealized losses	$927,689	$906,855	$20,834	$561,464	$554,291	$7,173

Stock-based compensation. Under the provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make pro forma disclosures, as if the fair-value-based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had compensation cost for the Company’s stock-based compensation plans been determined based on the fair-value-based method for of all awards, is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Other important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as:

•	The effects of competition and competitors’ pricing actions;
•	Changes in consumer preferences or buying habits;
•	Adverse underwriting and claims experience, including experience as a result of revived earthquake claims under SB 1899;
•	Customer service problems;
•	The impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Southern California;
•	Information system problems, including failures to implement information technology projects on time and within budget;
•	Control environment failures;
•	Adverse developments in financial markets or interest rates;
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

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk we are exposed to other risks, including the credit risk related to the issuers of our financial instruments; the underlying insurance risk related to our core business and the exposure of the personal lines insurance business; as a regulated industry, to legal, legislative, judicial, political and regulatory action. Financial instruments are not used for trading purposes. The following disclosure reflects estimated changes in value that may result from selected hypothetical changes in market rates and prices. Actual results may differ.

Our cash flow from operations and short-term cash position generally are more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than one year. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. Accordingly, the Company primarily invests in fixed maturity investments, which at September 30, 2005, comprised 96.7% of the fair value of the Company’s total investments. The remainder of the Company’s investments, representing approximately 3.3% of total investments at market value, is held in equity securities.

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

Since fixed maturity investments with longer remaining terms to maturity tend to realize higher yields, the Company’s investment philosophy typically resulted in a portfolio with an effective duration of over 6 years. Due to the current interest rate environment, management, in consultation with the Investment Committee, targeted a lower duration for the Company’s fixed maturity investment portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the fixed maturity portfolio declined from 5.4 years as of December 31, 2004 to 4.8 years at September 30, 2005.

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

DOLLAR AMOUNTS IN MILLIONS September 30, 2005	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available-for-sale, at fair value	$1,350.4	$1,285.0	(4.84%)
Debt	131.1	138.6	5.72%

The equity securities portfolio, which represents approximately 3.3% of total investments at market value, consists primarily of financial services, industrial, and miscellaneous stocks. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s price for a 1% change in the return of the market. The average Beta for the Company’s equity securities portfolio was 0.86.

The following table presents the financial statement carrying value of our equity securities portfolio and the effect of a hypothetical 20% reduction in the overall value of the stock market using the Beta noted above and accordingly summarizes only the exposure to equity price risk for the Company’s equity securities portfolio:

DOLLAR AMOUNTS IN MILLIONS September 30, 2005	Carrying Value	Estimated Carrying Value at Hypothetical 20% Reduction in Overall Value of Stock Market	Change in Value as a Percentage of Carrying Value
Equity securities available-for-sale, at fair value	$46.4	$38.4	(17.2%)

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

Based on their evaluation of the effectiveness of 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in 21st Century Insurance Group’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on the evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	October 27, 2005	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer

Date:	October 27, 2005	/s/ Lawrence P. Bascom
LAWRENCE P. BASCOM
Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.