Form 10-K
period 2005-12-31
21ST CENTURY INSURANCE GROUP
filed 2006-02-23
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, Par Value $0.001	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of 21st Century Insurance Group, based on the average high and low prices for shares of the registrant’s Common Stock on June 30, 2005, as reported by the New York Stock Exchange, was approximately $462,000,000.

There were 85,936,476 shares of common stock outstanding on February 3, 2006.

Documents Incorporated By Reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

PART I

ITEM 1.	BUSINESS

General
21st Century Insurance Group is an insurance holding company registered on the New York Stock Exchange. For convenience, the terms “Company”, “21st”, “we”, “us”, or “our” are used to refer collectively to the parent company and its subsidiaries.

Founded in 1958, we are a direct-to-consumer provider of personal auto insurance. With $1.4 billion of revenue in 2005, we insure over 1.5 million vehicles in California, Texas, Illinois, and six other states. We provide superior policy features and customer service at a competitive price. Customers can purchase insurance, service their policy, or report a claim at www.21st.com or on the phone with our licensed insurance professionals at 1-800-211-SAVE. Service is offered in English and Spanish, both on the phone and on the web, 24 hours a day, 365 days a year.

Effective December 4, 2003, 21st Century Insurance Group was incorporated under the laws of the State of Delaware. Previously, the Company was incorporated in California. The term “Company,” unless the context requires otherwise, refers to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly-owned: 21st Century Insurance Company, 21st Century Casualty Company, 21st Century Insurance Company of the Southwest, 20th Century Insurance Services, Inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

The common stock of the Company is traded on the New York Stock Exchange under the trading symbol “TW.” Through several of its subsidiaries, American International Group, Inc. (“AIG”) currently owns approximately 62% of the Company’s outstanding common stock.

Copies of our filings with the Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q, Form 8-K and proxy statements are available, along with copies of earnings releases, on the Company’s web site at www.21st.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies may also be obtained free of charge directly from the Company’s Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-673-3996).

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Some Useful Definitions
The insurance industry uses terminology that is unfamiliar to many people. Included here are definitions and descriptions that should be useful as you read this report.

Not all financial measures used in insurance are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial results. The reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are located in Item 7. Management’s Discussion and Analysis - Results of Operations and Liquidity and Capital Resources.

Balance Sheet terms
•	Deferred policy acquisition costs (“DPAC”) - The unamortized portion of the policy acquisition costs described below.

•
Unpaid losses and loss adjustment expenses - The estimated liabilities for Losses and Loss Adjustment Expense (“LAE”) include the accumulation of estimates of losses for claims reported on or prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation.

•
Reinsurance receivables and recoverables - These amounts are reflected as assets on the balance sheet and consist of two components: first, the ceded portion of the reserves described in unpaid losses and LAE above are shown as recoverables and second, the actual billings due from our reinsurers on ceded losses and LAE paid are recorded as receivables.

•
Unearned premiums - That portion of our direct premiums written that has not yet been earned. It is the amount of premium we would return to policyholders if all policies were cancelled as of the balance sheet date. The ceded portion of this liability is shown as an asset labeled “Prepaid reinsurance premiums.”

•
Statutory surplus - Represents equity as of the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities. Stockholders’ equity is the most directly comparable GAAP measure.

Income statement terms
•
Direct premiums written - The total policy premiums, net of cancellations, associated with policies underwritten and issued. We use direct premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period. We do not currently assume premiums from other companies.

•
Net premiums written - The sum of direct premiums written less ceded premiums written. Ceded premiums written is the portion of our direct premiums that we transfer to our reinsurers in accordance with the terms of our reinsurance contracts, based upon the risks they accept. See Note 10 of the Notes to Consolidated Financial Statements for a summary of our reinsurance agreements.

•
Net premiums earned - Represents the portion of net premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

•
Net losses and loss adjustment expenses incurred - The estimated liability for the indemnity and settlement costs of all insured events occurring during the period. These estimates are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated as applicable, and any resulting adjustments are reflected in current operations.

•
Policy acquisition costs - Consist of premium taxes, advertising, and other variable costs incurred with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

•
Other underwriting expenses - Consist of all other costs involved in the support of the insurance business other than losses, LAE and policy acquisition costs. This includes servicing policies and all other corporate support functions.

Income statement performance ratios - The following ratios are used to measure our performance, not only period-to-period, but as a common comparison tool against our peers in the marketplace. The three most common ratios follow:

•
Loss and LAE ratio - The result of dividing net losses and LAE incurred by net premiums earned. It is a measure of the percentage of our premium revenue that goes towards investigating and settling claims.

•
Underwriting expense ratio - The result of dividing the sum of policy acquisition costs and other underwriting expenses by net premiums earned. It is a measure of how efficiently we attract, acquire, and service the business we write.

•
Combined ratio - The sum of the loss and LAE ratio and the underwriting expense ratio. This ratio measures a company’s overall underwriting profitability. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). For example, our goal as a Company is to maintain a combined ratio of 96% or less. This means that for every $1.00 of premium that we earn, we will incur $0.96 or less in related costs. The $0.04 margin is referred to as our underwriting profit and, when coupled with our investment results, other income and other expenses, becomes our pre-tax income.

Types and Limits of Insurance Coverage
•
Our private passenger auto insurance contract generally covers: bodily injury liability; property damage; medical payments; personal injury protection, uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage; towing; comprehensive; and collision. All of these policies are written for a six-month term except for Involuntary Market policies assigned to us, which are for twelve months.

•
Minimum levels of bodily injury and property damage are required by state law and typically cover the other party’s claims when our policyholder is at fault. Uninsured and underinsured motorist typically are optional coverages and cover our policyholder when the other party is at fault and has insufficient liability insurance to cover the insured’s injuries and loss of income. Comprehensive and collision coverages are also optional and cover damage to the policyholder’s automobile whether or not the insured is at fault. Medical payments coverage typically is optional. In some states, we are required to offer personal injury protection coverage.

•
Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. Our most popular bodily injury liability limits in force are $100,000 per person and $300,000 per accident.

•
Our personal umbrella policy (“PUP”) is written with a 12-month policy term with liability coverage limits of $1 million to $5 million in excess of the underlying automobile liability coverage we write. Since May 2002, we have required minimum underlying automobile limits, written by us, of $250,000 per person and $500,000 per accident for PUP policies sold. We reinsure 90% of any PUP loss.

Long-Term Financial Goals
We have four key long-term financial goals:
•	96% combined ratio
•	15% growth in direct premiums written
•	15% return on equity
•	Strong financial ratings

Our financial goals are the framework we use for making critical business decisions regarding market entries, marketing programs, product offerings and operating plans. Although we may not achieve each of these goals in a given calendar year, we believe that achieving them over the long-term will help us to provide superior returns to our shareholders.

96% Combined Ratio Long-Term Goal
Combined ratio is the most important measure of our overall profitability. It is also an important component of our return on equity and influences our financial ratings. Consequently, we consider our 96% combined ratio goal the most important of our long-term financial goals. We strive to achieve a 96% combined ratio by accurately pricing our risks, being a disciplined underwriter, expertly handling customer service and claims, retaining our customers and controlling expenses.

15% Growth Long-Term Goal
We aim to grow our direct premiums written profitably at a rate that exceeds the overall growth rate for our industry and key competitors. Although we may not achieve our 15% growth goal in a given calendar year, over the long-term, we plan to achieve our growth goal by establishing and expanding our business in markets outside of California, and by being innovative in our marketing methods and product offerings.

15% Return on Equity (“ROE”) Long-Term Goal
ROE is net income (loss) divided by average stockholders’ equity. We aim to achieve an ROE that exceeds our Weighted Average Cost of Capital and that also exceeds the average ROE for our industry. In addition, we plan to achieve an ROE that makes us an attractive investment when compared to other financial services companies. Our operating metrics that influence ROE are combined ratio, investment yield, and the amount of capital and our capital structure.

Strong Financial Ratings
A strong financial rating is an important element of our public profile. It supports our sales and marketing efforts, helps us attract and retain talented team members and minimizes our borrowing costs. We engage independent rating agencies to measure our overall financial strength. Our goal is to achieve and maintain financial strength ratings that are in one of the top five rating grades awarded by the relevant rating agency.

The Company’s financial stability is demonstrated by our A+ financial strength rating, our very high capital adequacy ratios and the fact that we have been in business for nearly 50 years. The following are our financial ratings by rating agency:

Financial Ratings by Rating Agency
	2005	2004	2003	2002	2001
A.M Best[1]	A+	A+	A+	A+	A+
Standard & Poor’s	A+	A+	A+	A+	A+
Fitch[2]	A+	A	—	—	—

__________________________________________
1 A.M. Best has placed the Company Under Review with Negative Implications.
2 Fitch upgraded the Company’s rating to A+ in February 2005.

Geographic Concentration of Business
National concentration. The following table presents a geographical summary of our direct premiums written for the past five years:

AMOUNTS IN MILLIONS	Direct Premiums Written
Years Ended December 31,	2005	2004	2003	2002	2001
Personal auto lines[3]
California	$1,262.3	$1,290.9	$1,194.5	$967.3	$879.4
Arizona[4]	31.5	27.8	16.2	13.0	—
Texas	19.1	—	—	—	—
Illinois	11.4	4.4	—	—	—
Ohio	8.3	1.6	—	—	—
Nevada	5.3	6.3	6.7	8.1	8.9
Indiana	4.6	1.3	—	—	—
Washington	2.9	3.7	4.6	5.8	8.5
Oregon	1.0	1.2	1.4	1.6	2.0
Total personal auto lines	1,346.4	1,337.2	1,223.4	995.8	898.8
Lines in runoff [5]
Homeowner and earthquake	—	—	0.1	2.4	30.5
Total	$1,346.4	$1,337.2	$1,223.5	$998.2	$929.3

Most of our policyholders (94% of direct premiums written) are based in California, however, all of our 2005 growth came from expansion outside of California. Direct premiums written outside of California comprised 6% of total direct premiums written in 2005, compared to 3% of total premiums written in 2004. The following geographic expansion efforts are part of our transformation from a business concentrated in California to a national competitor:

•	First quarter of 2004 - began writing personal auto policies in Illinois, Indiana, and Ohio.
•	Third quarter of 2004 - opened a service center in Dallas, diversifying our call center operations.
•	First quarter of 2005 - began writing personal auto policies in Texas.
•	Second quarter of 2006 - planned entrance into three additional states.
•	Third quarter of 2006 - planned entrance into three additional states.

California concentration. The table below summarizes the concentrations of our California vehicles-in-force for the personal auto lines, excluding Involuntary Market policies and personal umbrella and motorcycle coverages as of the end of each of the past five years. December 31, 2004 data from the California Department of Motor Vehicles (the most recent available) indicates that 22.6% of its registrations were for vehicles in Los Angeles County. Primarily as a result of our growth in other areas of California, our concentration of LA County vehicles insured has declined from 42.0% in 2001 to 28.8% at the end of 2005, approaching a natural distribution of business in the state.

Voluntary Personal Auto Lines	Concentration of California Vehicles in Force
Years Ended December 31,	2005	2004	2003	2002	2001
Los Angeles County	28.8%	30.3%	32.3%	37.2%	42.0%
San Diego County	13.8	13.6	13.5	13.4	13.4
Southern California, excluding Los Angeles and San Diego Counties[6]	20.0	20.3	21.4	23.5	25.9
Central and Northern California[7]	37.4	35.8	32.8	25.9	18.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

______________________________

[3]	Includes motorcycle and personal umbrella coverages, which are immaterial for all periods presented.
[4]
Excludes $12.8 million in 2001 not consolidated prior to our acquisition of a majority of the voting interests in 21st Century Insurance Company of the Southwest (previously named 21st Century Insurance Company of Arizona).

[5]
We no longer have any homeowner policies in force. We ceased writing earthquake coverage in 1994, but we have remaining loss reserves from the 1994 Northridge earthquake. See further discussion in Item 7 under the captions Results of Operations - Homeowner and Earthquake Lines in Runoff Results, Critical Accounting Estimates - Losses and Loss Adjustment Expenses, and in Note 16 to the Notes to Consolidated Financial Statements.

[6]	Includes the following counties: Imperial, Kern, Orange, Riverside, Santa Barbara, San Bernardino and Ventura.
[7]	Includes all California counties other than Los Angeles County, San Diego County, and those specified above in Footnote 6.

Personal Auto Product Innovations
Starting in May 2002, we began offering motorcycle coverage primarily to our auto policyholders in California. In August 2002, we introduced a new private passenger auto policy in California that does not have certain standard features found in our primary policy. This limited-feature product is similar in most respects to the product offered by many of our competitors, and is positioned as a lower-cost alternative for customers who believe they need less coverage than provided by our standard product. In October 2002, we began providing quotes at higher rate levels to consumers who did not meet California’s statutory “good driver” definition. The foregoing product innovations account for approximately 12.9% of new auto policies written in California in 2005.

Marketing
Our marketing and underwriting strategy is to appeal to careful and responsible drivers who desire a feature-rich product at a competitive price. We use direct mail, broadcast and print media, outdoor, community events and the Internet to generate inbound telephone calls, which are served by company employees who are licensed insurance agents. Because our centralized operations are company staffed, we can deliver a highly efficient and professional experience for our callers 24 hours per day, 365 days per year through a convenient, toll-free 800-211-SAVE telephone number. Consumers may also obtain an auto rate quotation and purchase a policy on our web site at www.21st.com.

Over half of all Spanish-speaking residents in the United States live in California, Arizona, Illinois, and Texas. We offer full service in Spanish via our web site, including policy purchase, and bilingual professionals 24 hours per day, 365 days per year through a dedicated toll-free telephone number at 888-920-2121. Additionally we utilize Spanish language advertising and marketing materials.

The following table summarizes advertising expenditures (in millions) and total new policies written for the past five years:

Years Ended December 31,	2005	2004	2003	2002	2001
Total advertising expenditures	$70.1	$66.7	$53.9	$43.3	$16.9
New policies written	170,224	225,349	265,589	189,652	63,264

Advertising expenditures increased in 2005 and 2004 as a result of the Company’s geographic expansion efforts.

Consumer Advocacy
For the fifth consecutive year, we are actively engaged in a community education effort for the proper installation and use of child safety seats. According to the National Highway Traffic Safety Administration, motor vehicle crashes are the leading cause of death for children from 2 to 14 years of age. Data show that 80% of child safety seats are improperly installed and are a potential source of injury for children. Our child safety program is endorsed by the California Highway Patrol (“CHP”) and the Governors’ Offices of Arizona, Illinois, Indiana, Ohio and Texas. Educational safety events typically include the participation of political representatives, local media, law enforcement, trained safety technicians and our managers and team members. Since inception, the Company has held more than 60 education events, technicians have inspected over 6,600 vehicles and discarded (and then destroyed) more than 2,500 broken or recalled child safety seats. We have donated over 5,200 brand-new child safety seats so that no family leaves an education event without every child in a properly fitted child safety seat.

We have also partnered with the CHP and the Arizona Department of Public Safety in public education programs on safe driving. Using billboard advertising in English and Spanish, we have entertained and hopefully made positive impressions on the serious topics of “Drive Sober” and “Just Drive,” referring to distracted driving (cell phones, eating, reading, etc. while driving). All of the materials are co-branded by 21st, the CHP and the Arizona Department of Public Safety, as applicable.

We have several publications and community events designed to assist customers and potential customers in making choices about their auto insurance and automobile safety. We also publish the Child Safety Seat: A Parent’s Guide, Crash Test Ratings Guide, and a 30-minute documentary, The Golden Road - Today’s Senior Driver. The Golden Road is designed to help senior drivers and their families correctly assess seniors’ driving abilities and decrease driving dangers. Both guides and The Golden Road are distributed through public events, direct mail promotions and downloads from our web site. In an unprecedented synchronization of schedules to spotlight the second annual “Senior Safe Mobility Day”, all 14 California public broadcasting stations aired The Golden Road statewide on October 25, 2005.

Competition
The personal automobile insurance market is highly competitive and is comprised of a large number of well-capitalized companies, many of whom are several times larger, operate in more states and offer a wider variety of products than we do. In the total US personal auto market of $160+ billion of direct premiums written, we have a less than 1% market share. According to A.M. Best, in California, we were the seventh largest writer of personal auto insurance in 2004 (latest year for which information is available).

Market shares in California of the top ten writers of personal automobile insurance, based on direct premiums written, according to A.M. Best, for the past five years were as follows:

	Market Share in California Based on Direct Premiums Written
Years Ended December 31,	2004	2003	2002	2001	2000
21st Century Insurance Group	7%	6%	6%	6%	6%
State Farm Group	14	14	14	13	13
Farmers Group	10	10	11	12	12
Mercury General Group	9	9	9	8	8
Automobile Club of Southern California Group	9	9	9	9	9
California State Auto Group	9	9	9	10	10
Allstate Insurance Group	8	8	9	11	10
Progressive Insurance Group	3	3	2	2	2
USAA Group	3	3	3	3	3
Government Employees Group (GEICO)	3	3	3	3	3

Pricing and Underwriting
We have developed a highly segmented and sophisticated pricing model that is on par with the best pricing models in the industry. Through a combination of rating variables and interactions among variables, we are able to achieve higher levels of pricing accuracy than historically have been employed. This model, which we employ in active markets outside of California, allows us to grow by out-segmenting established competitors while providing greater stability in our results.

California law defines the primary rating characteristics that must be used for automobile policies include driving record (e.g., history of accidents and moving violations), annual mileage and number of years the driver has been licensed. A number of other “optional” rating factors are also permitted and used in California, which include characteristics such as automobile garaging location, make and model of car, policy limits and deductibles, and gender and marital status.

We are required to offer insurance to any California applicant who meets the statutory definition of a “good driver.” This definition includes, but is not limited to, all drivers licensed during the previous three years with no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and certain at-fault accidents.

The regulatory system in California requires the prior approval of insurance rates. Within the regulatory framework, we establish our premium rates based primarily on actuarial analyses of our own historical loss and expense data. This data is compiled and analyzed to establish overall rate levels as well as classification differentials.

Our rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. These rates are a blend of base rates and class plan filings made with the California Department of Insurance (“CDI”). Base rates are the primary amount projected to generate an adequate underwriting profit. Class plan changes are filings that serve to modify the factors that impact the base rates so that each individual receives a rate, to the extent permitted by regulation, that reflects their respective losses and expenses. Class plan changes are intended to be revenue neutral to us.

We regularly review the effectiveness of our rating plans and the overall adequacy of our rates by state and program. The following table summarizes increases (decreases) in our premium rates for each of the past five years:

	Increases (Decreases) in Our Premium Rates
Years Ended December 31,	2005	2004	2003	2002	2001
Personal Auto Lines excluding PUP
California	—	—	3.9%	5.7%	4.0%
Arizona	0.9	4.8	3.0	3.7	16.5
Texas	(3.3)	—	—	—	—
Illinois	0.8	—	—	—	—
Indiana	(8.6)	(8.6)	—	—	—
Ohio	(6.6)	(7.3)	—	—	—
Nevada	—	6.4	—	22.0	12.6
Oregon	—	—	—	3.1	14.0
Washington	—	7.4	—	10.7	44.9
Lines in runoff
Homeowner	N/A	N/A	N/A	13.2	4.0
Earthquake	N/A	N/A	N/A	N/A	N/A

Our objective is to offer a price that, to the fullest extent possible, reflects the loss and expense expectations for every consumer. Accurate pricing is important because it rewards and encourages safe driving. Accurate pricing also increases stability in our results, reducing the impact of mix changes in our book of business.

For us, underwriting is the process of confirming that rating information (such as the VIN of the vehicles, identification of all drivers in the household, accident and violation history, etc.) is accurate, complete and properly applied in our rating approach. The underwriting process occurs at the inception of the policy, whenever a change is requested and at renewal. In certain circumstances, we will non-renew a policy due to a substantial increase in risk.

Customer Service
We offer policy support for our customers directly with our own licensed professionals. We operate 24/7/365 and provide service in both English and Spanish. Customers contact us through their method of choice - phone call, interactive voice response, mail, email, or web site. A full service bilingual web site includes options to buy a policy, pay a bill, make a policy change, or report a claim. Our goal is accurate, prompt, comprehensive and enthusiastic customer service, and we strive for superior customer retention.

To maximize efficiencies, 21st Century Insurance links its multiple call centers into one “virtual” resource. APS is our state-of-the-art, real time policy service system. We completed the APS conversion of our California 21st Century Insurance policies during 2005.

Underwriting Expense Ratio - Personal Auto Lines
Under GAAP, the underwriting expense ratio is defined as underwriting expenses divided by net premiums earned, and underwriting expenses are recognized over the period that net premiums are earned. The statutory underwriting expense ratio is stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are recognized when policies are written. Information extracted from statutory filings by A.M. Best for the top ten California personal automobile insurance companies for 2004, the most recent year available, indicates that our direct statutory underwriting expense ratio for private passenger auto (defined as direct underwriting expenses on a statutory basis divided by direct premiums written) was lower than 7 of our 9 largest competitors in California for 2004. Our GAAP underwriting results and ratios are discussed in Item 6. Selected Financial Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

Customer Retention and Vehicles in Force
Customer retention in California, measured based on the number of vehicles in force, were as follows as of the end of each of the past five years:

Years Ended December 31,	2005	2004	2003	2002	2001
Average customer retention - California personal auto[8]	92%	93%	92%	93%	92%
California vehicles in force[9]	1,428,358	1,477,625	1,383,175	1,178,459	1,051,982
All other states vehicles in force	127,001	62,922	33,332	27,174	23,489
Total vehicles in force	1,555,359	1,540,547	1,416,507	1,205,633	1,075,471

Claims
It is the mission of our claim operation to settle claims fairly and promptly while fully complying with all applicable laws and regulations. We recognize that it is important to support not only our customers’ financial recovery from an accident but also their emotional recovery from an unpleasant and disruptive accident experience.

The task of delivering on the claims promise to our customers is a challenging one, particularly in today’s legal and regulatory environment. Of the thousands of new claims reported weekly, involving automobile thefts, traffic accidents, or other types of damages or injuries, each one entails relating on an empathetic level with a person suffering a loss who deserves individual attention. Yet our adjusters at the same time must remain objective and focused on the activity necessary to investigate the facts of the loss and determine the resulting damages. In every case, acting promptly to resolve the claim while treating people fairly is the way we keep lawsuits to a minimum, especially while faced with demanding claimants and their attorneys. The claim operation functions within the bounds of an ever-expanding field of insurance regulations put in place to protect the public and ensure fairness. The task is made more difficult by the incidence of insurance fraud and padding of claims committed by a small percentage of claimants and unscrupulous attorneys, medical providers and the like. A recent study by the Insurance Research Council, for example, states that 22% of all claims for bodily injury arising from automobile accidents in California involve elements of fraud or buildup. So, while we wish to see that legitimate claims are fairly and quickly paid, it is also incumbent that our adjusters be vigilant to recognize and investigate suspicious claims.

As mentioned, the handling of claims is the subject of regulation by the States. Extensive civil case law also exists on most issues covered by insurance. Laws and regulations vary from state to state, with new ones added every year. It is the adjuster’s job to investigate and make fair determinations of liability under the law while resolving the claim in compliance with regulations. Adjusters must be trained and knowledgeable to be able to comply with the requirements that affect their handling of each claim. We could not face these challenges without attracting and retaining outstanding professionals through careful hiring practices and one of the most comprehensive adjuster training programs in the industry. Through retention of quality people, we have a very seasoned management staff and an average tenure in the claims area of over nine years.

The adjustment of claims is an involved process requiring the coordination of many tasks. The claim operation is charged with confirming coverage for the type of loss, investigating liability to determine responsibility for the accident, assessing damages resulting from the loss, and negotiating a fair resolution. For our products to remain competitive and affordable, claim settlements must be fair and legitimate, and the design of our claim process must operate efficiently and in a cost effective manner.

Our claim process is designed to deliver what customers expect: friendly, convenient and efficient service. Reports of accidents are taken by telephone or over the web at www.21st.com. Our claim call centers operate 24/7/365 and can assist customers in Spanish as well as English. Translation services for other languages are readily available to our staff. The report is digitally recorded with the customer’s permission, which means in most cases the customer need only describe the accident to us one time. A variety of options are offered to the customer for inspection and car repair to suit their particular needs. At the conclusion of the claim report, an assignment is routed electronically to inspect the vehicle at a location of the customer’s choosing, or to dispatch a tow truck to bring a heavily damaged vehicle to one of our Vehicle Inspection Centers. Mobile inspection and repair services are available for minor damage. Our Direct Repair Program is a particularly easy way to get repairs done, chosen by about 35% of our customers. The Direct Repair Program (DRP) is a carefully selected network of approximately 200 repair shops that meet our high standards for service, work quality, equipment and training. DRPs guarantee their repairs for as long as the claimant owns their vehicle. Repairs at a DRP shop are scheduled electronically and managed by the shop. Quality of the repairs and accuracy of the repair invoice is closely monitored by a thorough re-inspection program by our staff who regularly visit the DRP shops and re-inspect about 40% of the vehicles in various stages of the repair process. By integrating technology with personalized service, one call to 21st is all that is necessary to expedite an automobile damage claim.

______________________________
[8]	Represents an overall measure of customer retention, including new customers as well as long-time customers. Retention rates for new customers typically are lower than for long-time customers.
[9]	Includes PUP and motorcycle.

Another customer-friendly policy feature of 21st Century Insurance is the inclusion of towing and roadside service with every policy. This service is handled by a vendor providing 24 hour a day service for our customers throughout the United States and Canada with just a toll free call.

At the center of our claim handling operation is our new claim system known as APS. Deployed in August of 2004, APS has been used for all claims reported since that time, and over 90% of the Company’s pending claims are now on the new system. Claims are automatically assigned to adjusters by the type of claim and handling required. Our adjusters work in specialized areas that include liability and damages investigations, material damage estimating, total loss evaluations, litigation and subrogation. With APS, information is available seamlessly to each of these specialties at all times. For example, an adjuster assigned to contact the parties and investigate liability for an accident will view the repair estimate and digital photos taken by the adjuster in the field. Documents received in the mail such as medical bills or obtained over the web such as police reports are scanned into the electronic claim file. This allows more than one person to work on aspects of the claim at the same time, communicate with each other and, more importantly, with the customer about the claim. APS enables any adjuster in any of our locations to provide service on any claim regardless of where it occurred, reducing the need to maintain staff in every geographic territory.

Litigation can result when disputes of fact or damage arise among the people involved in an accident, and when they remain unresolved after discussion and negotiation. Claim litigation usually involves personal injury claims made by third parties against our insureds. It may also entail the arbitration of uninsured/underinsured motorist claims by insureds. By providing a legal defense of the policyholder faced with a lawsuit, we deliver another very important part of the insurance promise. In California, our house counsel handles over 90% of this litigation. Cases involving conflict or special circumstances may be assigned to outside defense attorneys. Outside counsel is also used in states other than California.

We maintain a Special Investigations Unit (SIU) to investigate claims of a suspicious nature. The SIU is also responsible for providing training to claims and other employees on fraud detection. The SIU works closely with members of law enforcement, the Department of Insurance and the National Insurance Crime Bureau. Our SIU is highly regarded in the insurance industry as being very effective in its efforts to detect and deter fraud.

21st settles many heavily damaged vehicle claims as total losses. As a part of the settlement we may take title to the totaled vehicle and sell it as salvage. An outside salvage company conducts the auction and forwards the proceeds, less their fee, as a recovery for 21st. Vehicles so severely damaged as to have no salvage value are crushed to prevent the vehicle identification number (VIN) from being used for fraudulent purposes.

We have team members who specialize in subrogation, or the recovery of monies we have paid on claims where a third party is legally responsible. We also aim to recover the deductible for our insureds. Some collection efforts, particularly those against uninsured motorists are outsourced to a collection vendor in exchange for a contingency fee upon successful collection.

We understand that the claim experience is a moment of truth for the customer and the customer’s decision to continue a relationship with us depends on that experience. We deliver high quality claim service and we continuously seek improvements in our processes.

Unpaid Losses and Loss Adjustment Expenses
The cost to settle a customer’s claim includes two major components: losses and loss adjustment expenses (“LAE”). Losses in connection with third party coverages represent damages as a result of an insured’s act that results in property damage or bodily injury. First party losses involve damage or injury to the insured’s property or person. In either case, the ultimate cost of the loss is not always immediately known and, over time, may be higher or lower than initially estimated. When establishing initial and subsequent estimates, the amount of loss is reduced for salvage (e.g., proceeds from the disposal of the wrecked automobile) and subrogation (e.g., proceeds from another party who is fully or partially liable, such as the insurer of the driver who caused the accident involving one of our customers).

Loss adjustment expenses represent the costs of adjusting, investigating and settling claims, and are primarily comprised of the cost of our claims department, external inspection services, and internal and external legal counsel. Corporate support areas such as human resources, finance, and information technology provide services to our overall operations, and, accordingly, a portion of their operational costs are also allocated to LAE. The LAE-allocable portion of such corporate support cost is reviewed periodically as changes occur in our organization. Based on these reviews, we modify the allocation percentages as appropriate. Such changes decreased our ratio of overhead LAE to earned premium to 1.6% in 2005, from 1.7% in 2004 and 4.4% in 2003.

Accounting for losses and LAE is highly subjective because these costs must be estimated often weeks, months or even years in advance of when the payments are actually made to claimants, attorneys, claims personnel and others involved in the claims settlement process.

Accounting principles require insurers to record estimates for losses and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires us to estimate both the number of accidents that have occurred (called “frequency”) and the ultimate amount of loss and LAE (called “severity”) related to each accident. We employ actuaries who are professionally trained and certified in the process of establishing estimates for frequency and severity. Historically, our actuaries have not projected a range around the carried loss reserves and LAE. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management reviews the assumptions underlying the loss and LAE ratios and selects the carried reserves after carefully reviewing the appropriateness of the underlying assumptions.

Estimating the Frequency of Auto Accidents. By studying the historical lag between the actual date of loss and the date that the accident is reported by the customer to the claims department, our actuaries can make a reasonable, yet never perfect, estimate for the number of claims that ultimately will be reported for a given period. This measurement is referred to as frequency. The difference between the estimated ultimate number of claims that will be made and the number that have actually been reported in any given period is referred to as incurred but not reported (“IBNR”) claims.

Estimating the Severity of Auto Claims. For both property damage and injury claims our adjusters determine what exposures exist in open reserves. All property damage reserves and any injury reserves estimated to be less than $15,000 are set at “average amounts” determined by our actuaries. For both bodily injury and uninsured motorist claims estimated to have value in excess of $15,000, adjusters in our claims department establish loss estimates based upon various factors such as the extent of the injuries, property damage sustained, and the age of the claim. Our actuaries review these estimates, giving consideration to the adjusters’ historical ability to accurately estimate the ultimate claim and length of time it will take to settle the claim, and provide for development in the adjusters’ estimates as applicable. Generally, the longer it takes to settle a claim, the higher the ultimate claim cost. The ultimate amount of the loss is considered the “severity” of the claim. In addition, the actuaries estimate the severity of the IBNR claims.

The severities are estimated by our actuaries each quarter based on historical studies of average claim payments and the patterns of how the claims were paid. Again, the fundamental assumption used in making these estimates is that past events are reliable indicators of future outcomes.

Estimating Losses and LAE for Lines in Runoff. While the personal auto lines represent our core business, we also have losses and LAE relating to development on remaining loss reserves for homeowners and earthquake lines. These lines are said to be “in runoff” because we no longer have policies in force. As discussed in the Notes to Consolidated Financial Statements, we have not written any earthquake policies since 1994 and we ceased writing homeowners coverage at the beginning of 2002. Developing reserve estimates for the earthquake line is particularly subjective because most of the few remaining earthquake claims are in litigation. Our actuaries evaluate the homeowners reserve requirement on a quarterly basis, while personnel in our legal and claims areas prepare quarterly evaluations of the earthquake reserves.

Loss and LAE Reserve Development
Management believes that our reserves are adequate and represent our best estimate based on the information currently available. However, because reserve estimates are necessarily subject to the outcome of future events, changes in estimates are unavoidable in the property and casualty insurance business. These changes sometimes are referred to as “loss development” or “reserve development.” See Critical Accounting Estimates - Losses and Loss Adjustment Expenses for an explanation of our reserve estimating process.

For the personal auto lines, our actuaries prepare a quarterly evaluation of loss and LAE indications by accident year, and based on these evaluations, we assess whether there is a need to adjust reserve estimates. As claims are reported and settled and as other new information becomes available, changes in estimates are made and are included in earnings of the period of the change.

The changes in prior accident year estimates of losses and LAE incurred that we recorded in each of the past five calendar years, net of reinsurance, are summarized below:

AMOUNTS IN THOUSANDS	Changes in the Calendar Year of Prior Accident Year Estimates, Net of Reinsurance
Years Ended December 31,	2005	2004	2003	2002	2001
Personal auto	$(27,473)	$(2,936)	$11,159	$16,200	$45,742
Homeowner and earthquake[10]	2,333	2,831	40,048	56,158	72,265
Total	$(25,140)	$(105)	$51,207	$72,358	$118,007

Positive amounts represent deficiencies in loss and LAE reserves, while negative amounts represent redundancies.

To understand these changes, it is useful to put them in the context of the cumulative reserve development experienced by the Company over a longer time frame. The tables on the following pages present the development of loss and LAE reserves for the personal auto lines (Table 1) and for the homeowner and earthquake lines in runoff (Table 2), for the years 1995 through 2005. The figures in both tables are shown gross of reinsurance.

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

______________________________

[10]
We no longer have any homeowner policies in force. We ceased writing earthquake coverage in 1994, but we have remaining loss reserves from the 1994 Northridge earthquake. See further discussion in Item 7 under the captions Results of Operations - Homeowner and Earthquake Lines in Runoff Results, Critical Accounting Estimates - Losses and Loss Adjustment Expenses, and Note 16 to the Notes to Consolidated Financial Statements.

TABLE 1 - Auto Lines as of December 31,
(Amounts in thousands, except claims)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Reserves for losses and LAE, direct	$506,747	$468,257	$403,263	$329,021	$261,990	$286,057	$301,985	$333,113	$419,913	$489,411	$521,528
Paid (cumulative) as of:
One year later	318,273	260,287	253,528	247,317	242,579	268,515	239,099	249,815	280,534	283,068
Two years later	392,420	336,538	319,064	307,797	311,659	332,979	312,909	328,951	359,719
Three years later	416,541	354,854	333,349	324,778	324,740	352,592	333,955	349,763
Four years later	422,393	357,913	340,907	326,932	327,745	358,806	339,004
Five years later	423,429	363,068	341,446	327,418	328,557	360,191
Six years later	427,723	362,824	341,374	327,162	328,359
Seven years later	427,353	362,508	341,076	326,823
Eight years later	427,059	362,216	340,772
Nine years later	426,844	361,959
Ten years later	426,625
Reserves re-estimated as of:
One year later	440,158	365,566	359,262	313,192	309,953	352,709	323,791	348,865	417,225	462,682
Two years later	424,091	366,858	337,258	321,711	340,914	354,720	338,338	354,784	407,344
Three years later	425,404	359,925	335,246	341,695	328,190	361,264	339,965	360,308
Four years later	424,643	357,607	355,605	326,506	329,182	361,068	342,321
Five years later	422,389	377,414	340,537	326,565	329,318	362,066
Six years later	442,024	361,980	340,552	327,626	329,042
Seven years later	426,719	361,865	341,396	327,243
Eight years later	426,636	362,541	340,967
Nine years later	427,093	362,042
Ten years later	426,625
Redundancy (Deficiency)	$80,122	$106,215	$62,296	$1,778	$(67,052)	$(76,009)	$(40,336)	$(27,195)	$12,569	$26,729

Supplemental Auto Claims Data:
Claims reported during the year for CA only	324,143	294,615	279,211	295,905	307,403	323,395	298,417	293,955	331,734	354,156	394,709
Claims pending at year end for CA only	63,142	58,172	55,738	56,739	57,134	54,760	50,365	51,488	58,577	59,676	58,391

See Note 8 of the Notes to Consolidated Financial Statements.

TABLE 2 - Homeowner and Earthquake Lines in Runoff as of December 31,
(Amounts in thousands)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Reserves for losses and LAE, direct	$78,087	$75,272	$34,624	$52,982	$14,258	$12,379	$47,305	$50,896	$18,410	$6,131	$2,307
Paid (cumulative) as of:
One year later	55,738	75,100	30,232	48,848	13,103	30,706	58,274	71,147	16,277	6,498
Two years later	119,211	100,296	74,127	58,281	37,404	78,647	125,447	87,343	22,775
Three years later	139,792	142,850	82,974	81,887	83,985	143,564	140,742	93,828
Four years later	180,799	151,342	106,274	128,266	147,856	157,792	147,101
Five years later	188,987	174,513	152,592	192,121	161,560	163,988
Six years later	211,771	220,805	216,383	205,591	167,615
Seven years later	257,839	284,455	229,808	211,431
Eight years later	321,169	297,754	235,648
Nine years later	334,053	303,591
Ten years later	339,671
Reserves re-estimated as of:
One year later	116,741	101,903	77,445	58,582	18,024	68,245	103,470	89,281	22,406	8,805
Two years later	142,071	145,635	82,716	61,393	72,546	121,176	142,211	93,388	25,081
Three years later	182,616	150,434	85,519	116,429	125,089	159,331	146,152	96,054
Four years later	186,631	153,521	140,532	169,157	163,045	162,998	148,850
Five years later	190,334	208,533	193,375	207,064	166,548	165,593
Six years later	245,267	261,389	231,217	210,486	168,994
Seven years later	298,161	299,109	234,661	212,593
Eight years later	335,657	302,550	236,776
Nine years later	338,735	304,664
Ten years later	340,622
Redundancy (Deficiency)	$(262,535)	$(229,392)	$(202,152)	$(159,611)	$(154,736)	$(153,214)	$(101,545)	$(45,158)	$(6,671)	$(2,674)

See Notes 8 and 16 of the Notes to Consolidated Financial Statements.

Auto Lines Reserve Development. As shown in the ten-year development table, our auto lines historically developed redundancies prior to 1999 and exhibited adverse development for 1999 through 2002. Since 2003, there has been favorable development. The period from 1993 to 1999 was quite unusual in that, during that time, we experienced declining frequencies and declining severities in our auto line. As Table 1 shows, we did not immediately have confidence in these declining trends and did not immediately lower our reserve estimates.

Much of the decline in trend occurred between 1996 and 1998 because of moderation in health care costs due to greater use of HMOs and laws that were enacted in California that limited the ability of uninsured motorists and drunk drivers to collect non-economic damages. During 1999, we assumed that the past trend of declining frequencies and severities would continue. However, in retrospect, it can now be seen that the favorable decline in trends ended and loss costs began to increase. In 2000, we continued to assume lower loss severity primarily because of what then seemed to be an acceleration in the pattern of claims payments and the uncertainty inherent in identifying a change in multi-year patterns. In 2001, we experienced significant, unexpected development in our uninsured motorist coverage while the actuarial indications for most prior accident years were adjusted upward as more data became available. The changes in injury trends affected the entire California market and occurred, to a greater or lesser degree, in virtually every state in the country.

Starting in 2001, we improved the quality and timeliness of the data available to make initial estimates and periodic changes in estimates. We have dedicated more resources to better understand the underlying drivers of the changes in frequency and severity trends as they begin emerging. For example, in the second quarter of 2003 we began making accident month actuarial analyses of our reserves for the auto lines. Our improved methodology is reflected in the small favorable development of $2.9 million recorded in 2004 with respect to 2003 and prior accident years and a larger favorable development of $27.5 million in 2005.

Homeowner and Earthquake Lines in Runoff. In Table 2, substantially all of the development relates to the earthquake line. A major earthquake occurred on January 17, 1994, centered in the San Fernando Valley community of Northridge (the “Northridge earthquake”). Through December 31, 2005, we have settled over 46,000 Northridge earthquake claims (including auto claims) at a total cost (i.e., loss plus LAE) of over $1.2 billion.

The loss development in Table 2 is easiest to understand by dividing it into “pre-SB 1899” and “post-SB 1899” segments. In September 2000, the State of California enacted Senate Bill 1899 (“SB 1899”), which allowed claims from the 1994 Northridge earthquake, barred by contract and the statute of limitations, to be reopened during calendar year 2001. The costs relating to the reopened claims are displayed in the table as a 1994 event (since they all related to the Northridge earthquake), even though the legislation allowing the re-opening of certain claims was not passed until almost seven years later. Before SB 1899 was passed in late 2000, we had only approximately 50 earthquake claims remaining to be resolved out of an initial 35,000 homeowner earthquake claims. Although we settled 98% of the claims within a year of the earthquake, many upward changes in estimates were required in 1994 and beyond as new information emerged on the severity of the damages and as settlements of litigated claims occurred. As a result, we recorded the following upward changes in loss estimates after 1994, but before SB 1899 was adopted: 1995 - $57 million; 1996 - $40 million; 1997 - $24.8 million; 1998 - $40 million; 1999 - $2.5 million; and 2000 - $3.5 million.

Calendar year 2001 was the one-year window SB 1899 permitted for claimants to bring additional insurance claims and legal actions allegedly arising out of the Northridge earthquake. Prior to the enactment of this law, such claims were considered by previously applicable law to be fully barred, or settled and closed. Any additional legal actions with respect to such claims were barred under the policy contracts, settlement agreements, and/or applicable statutes of limitation. As a result of the enactment of this unprecedented legislation, claimants asserted additional claims against the Company allegedly related to damages that occurred in the Northridge earthquake, but which were now being reported seven years later in 2001. Plaintiff attorneys and public adjusters conducted extensive advertising campaigns to solicit claimants. Hundreds of claims were filed in the final days and hours before the December 31, 2001 deadline.

During 2001, the Company recorded an additional $70.0 million of pre-tax losses related to the Northridge earthquake, including $50.0 million in the fourth quarter to cover the indemnity and inspection portion of the claims. In the first two quarters of 2002, we expensed an additional $11.9 million of legal defense costs as they were paid. The Company lacked sufficient information to record a reasonable estimate of the related legal defense costs until the third quarter of 2002, at which time an additional provision of $46.9 million was recorded. Based on subsequent developments, we recorded additional provisions of $0.4 million, $2.2 million, and $37.0 million in the years 2005, 2004, and 2003, respectively. See additional discussion in Note 16 of the Notes to Consolidated Financial Statements.

Quarterly our legal and claims personnel review the adequacy of the remaining SB 1899 reserves based on the most current information available. Based on that review, we believe our remaining earthquake reserves are adequate as of December 31, 2005. More than ninety-nine percent of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. Substantially all of the Company’s remaining Northridge earthquake claims are in litigation. No class actions have been certified and the trial court has denied class action status for the two remaining cases seeking class action status. While the reserves established are the Company’s current best estimate of the cost of resolving its Northridge earthquake claims, including claims arising as a result of SB 1899, these reserves continue to be highly uncertain because of the difficulty in predicting how the remaining litigated cases will be resolved.

Reinsurance
A reinsurance transaction occurs when an insurer transfers or cedes a portion of its exposure to a reinsurer for a premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer for the ceded portion of the risk. We monitor the appropriateness of our reinsurance arrangements to determine that our retention levels are reasonable and that our reinsurers are financially sound, able to meet their obligations under the agreements and that the contracts are competitively priced.

The majority of our cessions are with AIG subsidiaries, which have earned A.M. Best’s financial rating of A+. The A.M. Best financial ratings of our other reinsurers range from A- to A+. Our reinsurance arrangements are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements.

Our net retention of insurance risk after reinsurance for 2006 and the preceding five years is summarized below:

	Contracts Incepting During
	2006	2005	2004	2003	2002	2001
Auto and motorcycle lines	100%	100%	100%	100%	97%[11]	94%
Personal umbrella policies[12]	10	10	10	10	10	16
Homeowner line in runoff	—	—	—	—	—	94

We also have catastrophe reinsurance agreements relating to the auto line, which reinsure any covered events up to $45.0 million in excess of $20.0 million ($30.0 million in excess of $15.0 million prior to January 1, 2004).

State Regulation of Insurance Companies
Insurance companies are subject to regulation and supervision by the insurance departments of the various states. The insurance departments have broad regulatory, supervisory and administrative powers, such as:

•	Licensing of insurance companies, claim adjusters, and agents;
•	Prior approval, in California and some other jurisdictions, of premium rates;
•	Establishment of capital and surplus requirements and standards of solvency;
•	Nature of, and limitations on, investments insurers are allowed to hold;
•	Periodic examinations of the affairs of insurers;
•	Annual and other periodic reports of the financial condition and results of operations of insurers;
•	Establishment of statutory accounting rules;
•	Issuance of securities by insurers;
•	Restrictions on payment of dividends; and
•	Restrictions on transactions with affiliates.

Currently, the California Department of Insurance (“CDI”) has primary regulatory jurisdiction over two of our subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company, including prior approval of premium rates. The CDI typically conducts a financial examination of our affairs every three years. The most recently completed triennial examination, for the three years ended December 31, 2002, contained no findings or adjustments. In general, the current regulatory requirements in the other states in which our subsidiaries are licensed insurers are less restrictive than in California. 21st Century Insurance Company of the Southwest (formerly 21st Century Insurance Company of Arizona) changed its state of domicile from Arizona to Texas effective December 31, 2004.

______________________________
[1][1]
Effective September 1, 2002, we entered into an agreement to cancel future cessions under our quota share with AIG subsidiaries. The treaty would have ceded 4% of premiums for the auto and motorcycle lines to AIG subsidiaries in the remainder of 2002 and would have declined to 2% in 2003. After September 1, 2002, 100% of auto and motorcycle premiums are retained by the Company.

[1][2]	Personal umbrella coverage is only available to our auto customers. Approximately 2% of auto customers have umbrella coverage.

In addition to regulation by the CDI, the Company and the personal lines insurance business in general are also subject to legislative, judicial and political action in addition to the normal business forces of competition between companies and the choices consumers make based on their preferences.

To our knowledge, no new laws were enacted in 2005 by any state in which we do business that are expected to have a material impact on the auto insurance industry. However, in December 2005, the California Commissioner began a regulatory process that could ultimately result in regulations that would restrict the use of territory in automobile insurance rating. Such regulations, if implemented, could negatively affect our book of business. Also in 2005, a series of workshops were conducted by the CDI that could ultimately result in changes to regulations affecting the expense, investment income and profitability factors used by the CDI in reviewing and approving insurers’ rates. Such regulations, if implemented, may also negatively affect our California business.

Holding Company Regulation
We are also subject to regulation by the CDI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). Many transactions defined to be of an “extraordinary” nature may not be effected without the prior approval of the CDI. In addition, the Holding Company Act limits the amount of dividends our insurance subsidiaries may pay. An extraordinary transaction includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurance company’s policyholders’ surplus as of the preceding December 31 or (ii) the insurance company’s statutory net income for the preceding calendar year.

The Company’s insurance subsidiaries currently have $704.7 million of statutory surplus. Up to $113.0 million of this amount (the 2005 net income of the Company’s primary insurance subsidiary) could be paid as dividends to the parent company without prior written approval from insurance regulatory authorities in 2006. Our insurance subsidiaries have not paid any dividends to our holding company since 2001.

Involuntary Business
All 50 states and the District of Columbia have established a mechanism to assure that automobile insurance is available to any consumer that otherwise would not be written voluntarily by the private market; this is called the involuntary or residual market. These organizations are established by the respective state regulators and administered by a governing board represented by insurance companies and other representatives. The involuntary market consists of those consumers who due to a variety of factors such as their driving record or status of first-time drivers represent a high risk. Rates for the involuntary market can be significantly higher than the voluntary market given the cost expectations. The number of private passenger automobiles insured through the involuntary market mechanisms is not distributed evenly among all the states. Depending upon such factors as government regulations, the adequacy of pricing of the involuntary market mechanisms, and industry competition, the size of the involuntary market varies dramatically from one state to another and over time.

Over the 10-year period from 1994 to 2003, the involuntary market has decreased both in absolute and relative terms. The percentage of vehicles insured in the involuntary market is declining in part because of sophisticated pricing models which enable companies to appropriately price for a larger percentage of risks.

The California Automobile Assigned Risk Plan (“CAARP”) is the involuntary private passenger automobile market mechanism in California. The number of assignments for each insurer is based on the total applications received by the plan and the insurer’s market share. As of December 31, 2005, the number of assigned risk insured vehicles was 1,129 compared to 2,254 at the end of 2004. As of December 31, 2005, this business represented less than 1% of our total direct premiums written. Underwriting profits were $1.0 million in 2005, compared to underwriting losses of $0.9 million and $0.5 million in 2004 and 2003, respectively.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). FAIR Plan is a state administered pool of difficult-to-insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowner direct premiums written in California. Participation in FAIR Plan operations is based on a company’s writings from two years prior. Since 21st ceased writing homeowners business in 2002, the Company no longer receives assignments for plan years beyond 2004, but continues to participate in prior plan year activity, which is in runoff. Our FAIR Plan underwriting results for 2004, 2003, and 2002 were immaterial.

Team Members
The Company employed approximately 2,600 full and part-time team members at December 31, 2005. We provide medical, pension and 401(k) savings plan benefits to eligible team members, according to the provisions of each plan.

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

ITEM 1A.	RISK FACTORS

Inaccuracies in assumptions used in calculating reserve amounts could have a material adverse impact on our net income.

The reserves for losses and LAE that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses based on facts and circumstances known to us as of the time we established the reserves. Reserves are based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. This uncertainty arises from a number of factors, including the difficulty in predicting the number of claims that will ultimately occur, the rate of inflation and the rate and direction of changes in loss payment (severity) trends, interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. There can be no assurance that our ultimate liability will not materially exceed our reserves. See further discussion in Item 1. Business - Loss and Loss Reserve Development.

Our earnings are influenced by our claims experience, which is subject to significant potential variability due to a number of factors influencing claims costs, which are not necessarily within our ability to control. If our future claims experience does not match our pricing assumptions or past experience, earnings could be materially adversely affected.

Our earnings are significantly influenced by the claims paid under our insurance contracts and will vary from period to period depending upon the amount of claims incurred. In the event our future experience is worse than our pricing assumptions or our past experience, our operating results could be materially adversely affected.

Our core business is in a highly competitive industry.

According to A.M. Best, we were the seventh largest writer of personal automobile insurance in California in 2004, with a 7% share of direct premiums written. By comparison, according to A.M. Best, State Farm Mutual Automobile Insurance Company and Farmers Group, Inc. had shares of direct premiums written of 14% and 10%, respectively, in 2004.

Our business faces strong competition from other insurers. We compete for sales of all our products against larger competitors. Our ability to compete effectively is affected by various factors, including, but not limited to:

•	marketing ability;
•	perceived financial strength and claims-paying ability;
•	ratings;
•	investment performance;
•	size and strength of the work force capabilities;
•	product quality;
•	price and features;
•	customer service; and
•	general reputation.

The level of competition may also increase as a result of the continuing consolidation of the financial services industry. Mergers and acquisitions involving financial services companies could increase, as companies seek to improve their competitive position through increased market share, economies of scale and diversification of products and services.

In addition, the success of our growth strategy is dependent on our ability to compete effectively in the new markets we enter. We may face particular challenges in establishing brand name recognition with consumers in our new markets and we cannot assure you that we will be able to compete successfully.

Changes in interest rates may negatively affect our earnings.

The profitability of our insurance business is sensitive to interest rate changes. In periods of increasing interest rates, our investment income rises, but competitive pressures could contribute to narrower underwriting margins than presently prevail in the California private passenger automobile insurance market. In periods of decreasing interest rates, investment income is diminished; there can be no assurance the California Department of Insurance will grant premium rate increases that may be necessary to maintain rates of return.

We had fixed-income investments with a market value of $1,354.7 million at December 31, 2005, that are subject to the following risks:

•
Bond defaults and impairments. We are exposed to the risk that issuers of bonds that we hold will not pay principal or interest when due. Increasing credit defaults and impairments may result in write-downs in the value of bonds we hold. Credit rating agencies have downgraded, and may in the future downgrade, certain issuers and fixed-income securities. At December 31, 2005, our bond portfolio, with the exception of a single $2.5 million fair value security that was rated BBB- (from Ford Motor Credit Corporation), consisted of investment grade securities. Widespread deterioration in the credit quality of issuers, changes in interest rate levels, and changes in interest rate spreads between types of investments, could materially impact the value of our invested assets and our earnings.

•
Reinvestment risk. We are exposed to the risk that investments will be redeemed during a period of declining interest rates and that we will not be able to reinvest the proceeds in a comparable investment that provides a yield equal to or greater than the investment that was redeemed.

•
Interest rate and market risk. We seek to maintain a proper amount of diversity and liquidity in our investment portfolio; however, we cannot assure you that we will be successful in this regard. If our portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in the value of our investment portfolio could put our subsidiaries at risk of failing to satisfy regulatory capital requirements. If we were not at that time able to supplement our capital by issuing debt or equity securities on acceptable terms, our ability to finance working capital or fund growth could be adversely affected. See further discussion in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In addition, the assets in our defined benefit pension plan are invested in a combination of high credit quality fixed-income securities and equity securities. Adverse changes in the equity markets, reductions in long-term interest rates and defaults in the bond market could have a significant effect on our earnings through increased pension costs. If the equity and fixed income markets perform poorly, reducing the value of assets in the defined benefit pension plan, we may incur additional funding costs.

A significant ratings downgrade may have a material adverse effect on our business.

Financial strength and claims-paying ability ratings issued by firms such as Standard & Poor’s, Fitch and A.M. Best have become an increasingly important factor in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon their evaluations of an insurance company’s ability to meet its financial obligations.

If our ratings were lowered significantly relative to those of our competitors, our ability to market products to new customers and to renew the policies of current customers could be harmed. A lowering of our ratings could also limit our access to the capital markets or provide us with less than deserved pricing in the capital markets. These events, in turn, could have a material adverse effect on our net income and liquidity.

The insurance industry has been the target of litigation.

In recent years, insurance companies have been named as defendants in lawsuits including class actions, relating to pricing, sales practices and practices in claims handling, among other matters. A number of these lawsuits have resulted in substantial jury awards or settlements involving other insurers. Future litigation relating to these or other business practices may negatively affect us by requiring us to pay substantial awards or settlements, increasing our legal costs, diverting management attention from other business issues or harming our reputation with customers.

Insurance is a regulated industry.

Our insurance subsidiaries are highly regulated and changes in these regulations could negatively affect our business. Our insurance company subsidiaries are subject to government regulation in their states of domicile and also in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, including trade and claim practices, accounting methods, premium rates, marketing practices, advertising, policy forms and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders or creditors. Moreover, insurance laws and regulations, among other things:

•	establish solvency requirements, including minimum reserves and capital and surplus requirements;
•	limit the amount of dividends, intercompany loans and other intercompany payments our insurance company subsidiaries can make without prior regulatory approval;
•	impose restrictions on the amounts and types of investments we may hold;
•	promote the protection of policyholders rather than security holders;
•	controls the amount of losses in Involuntary Markets that companies must bear; and
•	require assessments to pay claims of insolvent insurance companies.

Although in the past years we have been successful in gaining regulatory approval for rate increases, there can be no assurance that insurance regulators will grant future rate increases which may be necessary to offset possible future increases in claims cost trends. As a result of such uncertainties, underwriting losses could occur in the future. Further, we could be required to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings or cash flows, which in turn could negatively impact our liquidity.

In some states, notably California, the Commissioner of Insurance is an elected official, adding yet an additional source of issues to the regulatory agenda.

In 2002, the California Department of Insurance (“CDI”) began hearings for the purpose of implementing generic rating factors in connection with the Commissioner’s authority to approve insurance rates. The draft regulations made public by the CDI incredulously focused on restricting an insurer’s rate of return rather than on the price charged by the insurer to the consumer. We believe the adoption of such adverse regulations could negatively affect our profitability.

Fluctuations in insurance industry results may affect our business.

The financial results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, changes in tort laws, weather, regulatory changes, catastrophes and other factors. Further, differences in the organizational structure of competitors (i.e., public stock companies like Progressive, mutual companies like State Farm, reciprocals like AAA of Southern California, and private stock companies) create different financial objectives and attitudes among competitor managements.

We are primarily a personal automobile insurance carrier, and therefore our business may be adversely affected by conditions in this industry.

As a result of our focus on personal automobile insurance business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. Factors that negatively affect cost trends and our profitability include inflation in automobile repair costs, automobile parts, used car prices and medical care costs. Increased litigation of claims may also adversely affect loss costs. In addition, these developments in the personal automobile insurance industry would have a disproportionate affect on us, compared to insurers that are more diversified across multiple business lines.

We write a substantial portion of our business in California, and therefore our business may be adversely affected by judicial, legislative, and, regulatory decisions in California, in addition to civil unrest or natural catastrophes.

Approximately 94% of our direct premiums written for the year ended December 31, 2005, were generated in California. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions, including catastrophic events, and adverse judicial and legislative decisions in California. Changes in any of these conditions or adverse legislation or judicial decisions could make it more costly or difficult for us to conduct our business. In addition, these developments would have a disproportionate effect on us, compared to insurers that do not have such a geographic concentration.

We cannot assure you whether our growth strategy will be effective.

Our future financial performance and success are dependent in part upon our ability to successfully implement our growth strategy. Implementation of our growth strategy could be affected by a number of factors beyond our control, such as increased competition, judicial or legislative developments, general economic conditions or increased operating costs. Any failure to successfully implement our growth strategy could materially and adversely affect our financial condition and results of operations. We cannot assure you that we will be able to successfully implement our growth strategy or be able to improve our operating results.

The majority owner of our stock may take actions conflicting with your interests.

The majority owner has a history of being supportive of the Company, making a capital contribution in 1994 that helped the Company recover from the financial impact of the Northridge earthquake and in supporting the Company’s development of systems and new markets. However, the majority owner of our common stock can control the outcome of stockholder votes. In addition, three of our ten directors, including our Chairman, are officers and employees of the majority holder or its subsidiaries. Through its majority ownership of our stock, the majority holder can attempt to pursue actions contrary to our interests or your interests as a holder of our stock. The majority holder also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to you, as holders of our stock. In addition, subsidiaries of the majority holder sell personal automobile insurance policies in competition with us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes our properties as of December 31, 2005:

Purpose	Location	Approximate Square Footage	Owned or Leased
Headquarters	Woodland Hills, CA	406,000	Leased
Claims offices	Other Southern California	154,000	Leased
Claims offices	Northern California	25,000	Leased
Claims offices	Phoenix, AZ	8,400	Leased
Office	Las Vegas, NV	1,400	Leased
Service Center	Lewisville, TX	136,000	Owned

We lease office space for our headquarters facilities, which are located in Woodland Hills, California. The lease term expires in February 2015 and the lease may be renewed for two consecutive five-year periods. We also lease office space in 14 other locations, 12 of which are in California primarily for claims-related activities and for Vehicle Inspection Centers. We anticipate no difficulty in extending these leases or obtaining comparable office facilities in suitable locations and consider our facilities to be adequate for our current needs.

Our newest location is a customer service, sales and claims center in Lewisville, Texas. The Company began leasing this facility in mid-2004. On September 30, 2005, the Company exercised its option under the terms of its lease agreement to purchase the land and building that house this service center. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. A description of the legal proceedings to which the Company is a party is contained in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Price Range of Common Stock
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “TW”. The following table sets forth the high and low bid prices on the NYSE for our common stock for the indicated periods.

	2005		2004
	High	Low	High	Low
Fourth Quarter	$17.92	$14.83	$13.82	$12.39
Third Quarter	16.30	14.40	14.15	12.50
Second Quarter	15.07	12.90	15.35	12.50
First Quarter	14.35	13.00	14.90	13.19

(b)	Holders of Common Stock
The approximate number of holders of record of our common stock on February 3, 2006 was 500.

(c)	Dividends
Quarterly dividends of $0.04 per share were declared from the first quarter through the fourth quarter of 2005 and $0.02 per share were declared from the first quarter through the fourth quarter of 2004. The Company’s Board of Directors considers a variety of factors in determining the timing and amount of dividends. Accordingly, the Company’s past history of dividend payments does not assure that future dividends will be paid.

Our insurance subsidiaries are subject to state laws that restrict their ability to distribute dividends. In 2006, the Company estimates that its largest insurance subsidiary has capacity to pay approximately $113.0 million in dividends to its parent, before the effect of California state income taxes, without prior approval of the California Department of Insurance. See Note 14 of the Notes to Consolidated Financial Statements as well as Liquidity and Capital Resources located in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each of the years in the five-year period ended December 31, 2005, should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in Item 8 of this report. All amounts set forth in the following tables are in thousands, except for ratios and per share data.

Years Ended December 31,	2005	2004	2003	2002	2001
Personal Auto Lines Data
Direct premiums written	$1,346,371	$1,337,190	$1,223,377	$995,794	$898,862
Ceded premiums written	(4,952)	(4,815)	(4,858)	(18,902)	(56,205)
Net premiums written	1,341,419	1,332,375	1,218,519	976,892	842,657
Net premiums earned	1,352,928	1,313,551	1,172,679	924,559	838,489

Loss and LAE ratio	73.7%	75.4%	78.6%	82.9%	88.1%
Underwriting expense ratio	21.0	19.7	17.9	15.6	14.9
Combined ratio[13]	94.7%	95.1%	96.5%	98.5%	103.0%

All Lines Data
Direct premiums written	$1,346,370	$1,337,198	$1,223,484	$998,248	$929,315
Ceded premiums written	(4,952)	(4,814)	(4,854)	(32,949)	(60,359)
Net premiums written	1,341,418	1,332,384	1,218,630	965,299	868,956
Net premiums earned	1,352,937	1,313,670	1,172,677	924,559	864,145
Total revenues	1,419,128	1,383,332	1,246,464	981,295	914,078

Loss and LAE ratio	73.8%	75.6%	82.0%	89.4%	96.7%
Underwriting expense ratio	21.1	19.7	17.9	15.5	15.0
Combined ratio[14]	94.9%	95.3%	99.9%	104.9%	111.7%

Net Income (Loss)	$87,426	$88,225	$53,575	$(12,256)	$(27,568)

Earnings (Loss) per Share
Basic and diluted	$1.02	$1.03	$0.63	$(0.14)	$(0.32)
Dividends declared per Share	0.16	0.08	0.08	0.26	0.32

The decrease in premiums ceded from 2001 through 2003 was caused primarily by scheduled decreases in the quota share program with certain AIG subsidiaries, which was terminated effective September 1, 2002. The remainder of our homeowners line was 100% reinsured in 2002. The loss and LAE ratios have decreased since 2001 primarily due to increases in net premiums earned, improvements in our pricing and underwriting methods and the favorable impact of declining frequency trends and moderate claim severity trends. The increase in the 2002 to 2005 expense ratios is primarily due to increased advertising expenditures, increased costs for improving customer service and opening a service center in Texas.

______________________________

[13]
The combined ratio for the personal auto lines was impacted by the following items: $13.6 million of costs associated with workforce reductions and the settlement of litigation matters in 2001; and (favorable) unfavorable prior accident year loss and LAE development of $(27.5) million, $(2.9) million, $11.2 million, $16.2 million, and $45.7 million in 2005, 2004, 2003, 2002, and 2001, respectively.

[14]
In addition to the effect of the items described in Footnote 13 above, the combined ratio for all lines was impacted by adverse development on remaining loss reserves from the homeowner and earthquake lines, which are in runoff, of $2.3 million in 2005, $2.8 million in 2004, $40.2 million in 2003, $58.8 million in 2002, and $77.6 million in 2001.

Years Ended December 31,	2005	2004	2003	2002	2001
Balance Sheet Data:
Total investments and cash	$1,470,742	$1,418,912	$1,284,686	$1,030,478	$884,633
Total assets	1,920,229	1,864,314	1,738,132	1,470,037	1,354,398
Unpaid losses and LAE	523,835	495,542	438,323	384,009	349,290
Unearned premiums	319,676	331,036	312,254	266,477	236,473
Debt[15]	127,972	138,290	149,686	60,000	—
Total liabilities	1,090,257	1,089,913	1,037,442	814,429	695,092
Stockholders’ equity	829,972	774,401	700,690	655,608	659,306
Book value per common share	9.66	9.06	8.20	7.67	7.72
Statutory surplus[16]	704,671	614,893	535,026	397,381	393,119
Net premiums written to surplus ratio[17]	1.9:1	2.2:1	2.3:1	2.4:1	2.2:1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1958, 21st Century Insurance Group is a direct-to-consumer provider of personal auto insurance in California, Texas, Illinois and six other states. We also provide motorcycle and personal umbrella insurance in California. We deliver superior policy features and customer service at a competitive price. We began offering personal auto insurance in Illinois, Indiana and Ohio on January 28, 2004, and in Texas on January 3, 2005.

Our long-term financial goals include achieving a 96% or lower combined ratio, 15% annual growth in premiums written, 15% return on stockholders’ equity, and strong financial ratings. Please refer to Item 1. Business for additional information on the Company’s long-term financial goals and a discussion of insurance terminology used throughout this document.

For 2005, our net premiums earned grew 3.0% ($39.2 million) to $1,352.9 million from $1,313.7 million in 2004. California direct premiums written decreased by 2.2% to $1,262.3 million in 2005, compared to $1,290.9 million for the same period in 2004, as a result of the high level of competitor marketing activity in the state. Direct premiums written outside of California increased by 81.6% to $84.1 million in 2005, compared to $46.3 million for the same period in 2004. We plan on expanding into six additional states in 2006 to further our geographic expansion strategy.

Conversion to our new computer platforms, known as APS, occurred as planned. The APS:Claims component has a client-server architecture. The APS:Policy component has a multi-tier system architecture featuring a web client, a middle tier services layer and a real-time relational database back-end. The Claims component began taking 100% of new claims in the third quarter of 2004. Over 90% of the Company’s pending claims are now on the new system. We began writing new California 21st Century Insurance Company personal auto policies on the system in the first quarter of 2005 and completed the conversion of these in-force policies in the fourth quarter of 2005. Underwriting expenses have been higher than in prior periods due to costs associated with the conversion process, the training of service staff and the Company’s geographic expansion efforts.

See Results of Operations for more details as to our overall and personal auto lines results.

______________________________

[15]	Amount shown for 2002 is a capital lease obligation (see Note 9 of the Notes to Consolidated Financial Statements).
[16]	Amount shown for 2002 would be $343,661 were it not for the sale-leaseback transaction described in Note 9 of the Notes to Consolidated Financial Statements.
[17]	Amount shown for 2002 would be 2.8:1 were it not for the sale-leaseback transaction referred to above.

The remainder of our Management’s Discussion and Analysis provides a narrative on the Company’s financial condition and performance that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Financial Condition

•	Liquidity and Capital Resources

•	Transactions with Related Parties

•	Contractual Obligations and Commitments

•	Off Balance Sheet Arrangements

•	Results of Operations

•	Critical Accounting Estimates

•	Recent Accounting Standards

•	Forward-Looking Statements

Financial Condition
Stockholders’ equity and book value per share increased to $830.0 million and $9.66, respectively, at December 31, 2005, compared to $774.4 million and $9.06 at December 31, 2004. The increase for the year ended December 31, 2005, was primarily due to net income of $87.4 million and $4.7 million of proceeds from exercised stock options, offset by a decrease in accumulated other comprehensive income of $23.1 million (resulting primarily from increases in treasury yields) and dividends to stockholders of $13.7 million.

Investments and cash increased $51.8 million (3.7%) since the prior year primarily due to the $160.3 million of operating cash flow offset by cash outflows of $39.1 million for property and equipment, $35.3 million for net unrealized losses due to changes in interest rates, $13.7 million in shareholder dividends, $12.6 million in debt repayments, and $7.8 million net change in various other accounts.

Of our total investments at December 31, 2005, investments in tax-exempt, fixed-income securities remained constant with December 31, 2004, at 22.3%. At December 31, 2005, investment-grade securities comprised substantially all of the fair value of our investment portfolio. As of December 31, 2005, two investments were rated below investment grade. These securities represent 0.2% of our total investments.

The Company also has unrated, community investments representing 0.2% of total investments. These investments have been made in an effort to provide housing and other services to economically disadvantaged communities. See Note 19 of the Notes to Consolidated Financial Statements for additional information.

Increased advertising, sales and customer service costs through December 31, 2005, contributed to an increase in deferred policy acquisitions costs (“DPAC”) of $1.1 million to $59.9 million, compared to $58.8 million at December 31, 2004. The Company’s DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and loss adjustment expenses (“LAE”), gross and net of applicable reinsurance, with respect to our lines of business:

AMOUNTS IN THOUSANDS	2005		2004
Years Ended December 31,	Gross	Net	Gross	Net
Unpaid losses and LAE:
Personal auto lines	$521,528	$516,849	$489,411	$485,759
Homeowner and earthquake lines in runoff	2,307	1,368	6,131	5,138
Total	$523,835	$518,217	$495,542	$490,897

Gross unpaid losses and LAE increased by $28.3 million in 2005 primarily due to a reserve increase of $32.1 million in the personal auto lines as a result of growth in our customer base. The increase in the personal auto lines was offset by the $3.8 million net decrease in the homeowner and earthquake lines, which are in runoff (see Critical Accounting Estimates - Losses and Loss Adjustment Expenses for a description of the Company’s reserving process).

Unearned premiums decreased 3.4% to $319.7 million at the end of 2005 compared to $331.0 million at the end of 2004 primarily due to a 2.9% decrease in premiums written in the fourth quarter of 2005 as compared to the same period in 2004.

Debt of $128.0 million consists of $28.1 million of capital lease obligations and $99.9 million senior notes, net of discount (see Note 9 of the Notes to Consolidated Financial Statements). The primary purpose of the capital leases and senior note borrowings was to increase the statutory surplus of 21st Century Insurance Company, our wholly-owned insurance subsidiary, which had significant adverse earthquake and auto reserve development in 2000, 2001, and 2002. The decrease in debt of $10.3 million is primarily attributable to principal payments on the capital leases.

Effective December 4, 2003, we changed our state of incorporation from California to Delaware. In connection with the change, our common stock was assigned a par value of $0.001 per share, resulting in a reclassification of $419.9 million from common stock to additional paid-in capital. There was no change in the location of company operations, location of employees, or the way we do business as a result of the reincorporation.

Liquidity and Capital Resources
21st Century Insurance Group. Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001 due to the previous uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries in California. See further discussion in Note 5 of the Notes to Consolidated Financial Statements.

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

Effective December 31, 2003, the California Department of Insurance, approved an intercompany lease whereby 21st Century Insurance Company leases certain computer software from our holding company. The monthly lease payment, currently $0.7 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to enhance the software. On November 30, 2005, the CDI permitted an amendment to a term loan line that increased the available amount from $40 million to $150 million that our insurance subsidiary, 21st Century Insurance Company, can loan to our holding company. See further information in Note B of the Notes to Condensed Financial Information of Registrant.

Our holding company’s significant cash obligations over the next several years, exclusive of any dividends to stockholders that our directors may declare, consist of interest payments on the Senior Notes (approximately $5.9 million annually), ongoing costs to enhance our computer software, and the repayment of the $100 million principal on the Senior Notes due in 2013.

We expect to be able to meet those obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $16.9 million at December 31, 2005, payments received from the intercompany lease, and borrowing from our insurance subsidiary), additional funds obtainable from the capital markets or dividends received from our insurance subsidiaries. The effective California state income tax rate applicable to any such dividends paid from our subsidiaries, if taxable, is approximately 1.8%. Our insurance subsidiaries could pay $113.0 million in 2006 as dividends to the holding company without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for the last sixteen quarters and have thereby enhanced our liquidity. Our cash flow from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business, tend to have an average duration of less than a year.

In California, where approximately 94% of our premium is written, underwriting profit improved in 2005 without additional rate increases. Effective October 23, 2005, we implemented a class plan revision for our California business. This is a rate neutral change overall, but is intended to improve the accuracy of our pricing.

As of December 31, 2005, our insurance subsidiaries had a combined statutory surplus of $704.7 million compared to $614.9 million at December 31, 2004. The increase in statutory surplus was primarily due to statutory net income of $113.5 million offset by a decrease in net deferred tax assets of $17.2 million, an increase in nonadmitted assets of $5.4 million, and an increase in net unrealized equity investment losses of $1.6 million. The ratio of net premiums written to statutory surplus was 1.9 at December 31, 2005, compared to 2.2 at December 31, 2004.

Transactions with Related Parties
Several subsidiaries of AIG together own approximately 62% of our outstanding common stock and three of the ten members of our Board of Directors are employees of AIG. Since 1995, the Company has entered into transactions with AIG subsidiaries, including reinsurance agreements, insurance coverage contracts, and various services.

Reinsurance agreements - The Company’s catastrophe reinsurance agreement for its personal auto lines is provided by three participating entities, two of which are AIG subsidiaries. Together they reinsure any covered event up to $45.0 million in excess of $20.0 million effective January 1, 2004 (up to $30.0 million in excess of $15.0 million in 2003). This coverage was renewed effective January 1, 2005 and 2006 (see Note 10 of the Notes to Consolidated Financial Statements). Total premiums ceded to AIG subsidiaries were $1.0 million, $1.1 million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Total reinsurance recoverables, net of payables, from AIG subsidiaries were $0.6 million and $1.5 million as of December 31, 2005 and 2004, respectively.

Corporate insurance coverage - The Company has obtained the following corporate insurance policies from AIG subsidiaries:

•	Workers’ compensation insurance
•	General liability insurance
•	Property insurance
•	Umbrella excess insurance
•	Fiduciary liability insurance
•	Fidelity insurance
•	Auto insurance
•	Employment practices liability insurance

Errors and omissions insurance was carried with AIG through September 30, 2005.

Insurance expense attributable to AIG corporate insurance coverages was $2.9 million, $3.5 million, and $1.3 million for 2005, 2004, and 2003, respectively.

Investment management and investment accounting - In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management and investment accounting services to the Company. The fees are determined as a percentage of the average invested asset balance and are classified with net investment income. This agreement was approved by the CDI. Investment management and accounting expense was $0.9 million, $0.9 million, and $0.1 million in 2005, 2004 and 2003, respectively.

Software and data processing - Through December 31, 2004, the Company utilized certain third party software and data processing monitoring tools under an agreement negotiated by AIG. Since January 1, 2005, the Company has negotiated its own contracts, and no longer incurs any software or data processing costs with AIG subsidiaries. Charges by AIG for software and data processing were $0.3 million in 2004 and 2003. There was no expense in 2005.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commitments at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding senior notes.

		Payments Due by Period
AMOUNTS IN MILLIONS	Total	2006	2007 through 2008	2009 through 2010	Remaining years after 2010
Senior notes	$147.2	$5.9	$11.8	$11.8	$117.7
Capital lease obligations	29.8	14.8	14.9	0.1	—
Debt	177.0	20.7	26.7	11.9	117.7
Operating leases[18]	165.5	27.7	37.9	33.0	66.9
Other long-term commitments	2.1	0.4	1.2	0.4	0.1
Future pension benefit payments[19]	68.6	3.1	7.2	9.1	49.2
Expected loss and LAE payments, net of reinsurance	518.2	354.9	148.7	12.5	2.1
Total[20]	$931.4	$406.8	$221.7	$66.9	$236.0

The table above excludes periodic contributions to pension plans, which are discussed below. The capital lease obligations above resulted from the sale-leaseback transaction discussed earlier and an auto capital lease transaction (see further discussion of these items in Notes 9 and 12 of the Notes to Consolidated Financial Statements). We have no material purchase obligations or other on or off balance sheet long-term liabilities or obligations at December 31, 2005 (see discussion about variable interest entities in Note 19 of the Notes to Consolidated Financial Statements).

Our largest insurance subsidiary is responsible for making payments on both the capital lease obligations and most of the operating lease obligations.

We sponsor defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Total contributions to the plans were $9.0 million, $2.7 million and $7.0 million in 2005, 2004, and 2003, respectively. For the past several years we have followed the practice of contributing sufficient amounts to the qualified defined benefit pension plan to meet or exceed statutory funding requirements, without exceeding the maximum amount that would be deductible for corporate income tax purposes, and while maintaining plan assets at a level at least equal to the actuarial present value of accumulated plan benefits. The amount and timing of future contributions to our qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan’s assets, cash requirements for benefit payments to retirees, and future changes in interest rates that affect the actuarial measurement of the plan’s obligations. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2006.

Off Balance Sheet Arrangements
We currently have no letters of credit, no trading activities involving non-exchange-traded contracts accounted for at fair value, and no obligations under any derivative financial instruments. In addition, the Company has no material retained interests in assets transferred to any unconsolidated entity (see further discussion in Note 2 of the Notes to Consolidated Financial Statements). However, 21st Century Insurance Group has issued guarantees on behalf of its insurance subsidiaries related to the capital lease obligations described above.

The Board of our Company has made a commitment to invest a portion of policyholder surplus in economically disadvantaged communities. In connection with this commitment, the Company has guaranteed 11.1%, or $19.2 million, of a warehouse financing agreement. The Company has also committed $2.8 million for other community investment purposes. These commitments, which do not significantly impact the Company’s liquidity or capital, are further discussed in Note 19 of the Notes to Consolidated Financial Statements.

______________________________

[1][8]	Includes amounts due under long-term software license agreements of approximately $21.2 million.
[1][9]	Includes benefit payments through 2015.
[2][0]	Purchase commitments of $0.2 million were excluded from the summary, as they are not material.

Results of Operations
Consolidated Results. The following table summarizes the Company’s consolidated results of operations for the years ended 2005, 2004, and 2003.

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Results of Operations			Change
Years Ended December 31,	2005	2004	2003	2005	2004
Direct premiums written	$1,346,370	$1,337,198	$1,223,484	0.7%	9.3%
Net income	87,426	88,225	53,575	(0.9)%	64.7%
Diluted earnings per share	1.02	1.03	0.63	(1.0)%	63.5%

The 2005 results include net realized capital losses of $3.3 million compared to net realized capital gains of $10.8 million and $13.2 million for the same period in 2004 and 2003, respectively. The results for 2004 include a $4.9 million increase in income in the third quarter associated with the resolution of California legislation (AB 263) related to holding company taxes on dividends from insurance subsidiaries. The results for 2003 include after-tax charges of $24.1 million in the first quarter to strengthen earthquake reserves and an increase in after-tax net income of $9.6 million in the second quarter, resulting from nonrecurring, nonoperational items and a favorable tax settlement with the IRS.

Personal automobile insurance is our primary line of business. Vehicles insured outside of California accounted for 6.2%, 3.5%, and 2.4% of our direct premiums written in 2005, 2004 and 2003, respectively. This increase is due to our ongoing multi-state expansion program, which includes marketing in non-California states. The Company currently plans to expand into six additional states in 2006 to further its geographic expansion strategy.

Personal Auto Lines Underwriting Results. The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio for the past three years:

AMOUNTS IN THOUSANDS	Personal Auto Lines			% Change	$ Change	% Change	$ Change
Years Ended December 31,	2005	2004	2003	’05 vs.‘04	’05 vs.‘04	’04 vs.‘03	’04 vs.‘03
Direct premiums written	$1,346,371	$1,337,190	$1,223,377	0.7%	$9,181	9.3%	$113,813
Net premiums written	$1,341,419	$1,332,375	$1,218,519	0.7%	$9,044	9.3%	$113,856
Net premiums earned	$1,352,928	$1,313,551	$1,172,679	3.0%	$39,377	12.0%	$140,872
Net losses and LAE	996,599	991,008	922,122	0.6	5,591	7.5	68,886
Underwriting expenses	284,334	258,571	209,551	10.0	25,763	23.4	49,020
Underwriting profit	$71,995	$63,972	$41,006	12.5%	$8,023	56.0%	$22,966
Ratios:
Loss and LAE ratio	73.7%	75.4%	78.6%	(1.7)%		(3.2)%
Underwriting expense ratio	21.0%	19.7%	17.9%	1.3%		1.8%
Combined ratio	94.7%	95.1%	96.5%	(0.4)%		(1.4)%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

AMOUNTS IN THOUSANDS
Years Ended December 31,	2005	2004	2003
Personal auto lines underwriting profit	$71,995	$63,972	$41,006
Homeowner and earthquake lines in runoff, underwriting loss	(2,325)	(2,714)	(40,175)
Net investment income	69,096	58,831	45,833
Realized investment (losses) gains	(3,272)	10,831	13,177
Other income	367	―	14,777
Other expense	(410)	―	―
Interest and fees expense	(8,019)	(8,627)	(3,471)
Provision for income taxes	(40,006)	(34,068)	(17,572)
Net income	$87,426	$88,225	$53,575

We remain focused on achieving our long-term goals of a combined ratio of 96% or lower and 15% growth in direct premiums written. Direct premiums written increased 0.7% in 2005, 9.3% in 2004 and 22.8% in 2003, for a three-year compound average growth rate of 10.9%; less than our long-term goal of 15%. Market conditions in California were somewhat less favorable for growth in 2005 than in the preceding two years. In 2005 and 2004, we met our profitability goals, posting our best combined ratios since 1999 and our direct premiums written grew 9.3% despite an increasingly competitive California marketing climate. As we proceed with our multi-state expansion, we believe that achieving our long-term growth goal will steadily depend less on the California marketplace.

Net premiums earned increased 3.0% in 2005, compared to a 12.0% increase in 2004 and 26.8% in 2003. These earned premium increases are consistent with the direct premium written increases during the same years of 0.7%, 9.3% and 22.8%, respectively. The Company has undertaken several geographic expansion efforts to increase its opportunities for growth.

Net losses and LAE incurred increased 0.6% in 2005, 7.5% in 2004 and 20.0% in 2003. The loss and LAE ratios were 73.7%, 75.4%, and 78.6% for the years ended December 31, 2005, 2004 and 2003, respectively. The effects on the net loss and LAE ratios of changes in estimates relating to insured events of prior years were as follows: 2.0% favorable in 2005, 0.2% favorable in 2004; 1.0% unfavorable in 2003; and 1.8% unfavorable in 2002. For additional discussion of these estimates, please see Item 1 of this report under the heading Unpaid Losses and Loss Adjustment Expenses. In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The following table summarizes personal auto lines losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

AMOUNTS IN THOUSANDS	Personal Auto Lines
Years Ended December 31,	2005	2004	2003
Net losses and LAE:
Current accident year	$1,024,073	$993,946	$911,104
Prior accident years	(27,473)	(2,936)	11,159
Total net losses and LAE	$996,600	$991,010	$922,263

The underwriting expense ratios to net premiums earned were 21.0%, 19.7%, and 17.9% for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 increase was primarily due to our investments in the geographic expansion strategy, costs associated with the conversion to our new technology platform, and facility and support costs. The increase in 2004 consists primarily of increased advertising costs, additional sales workforce costs, and facility and support costs to improve service and support the Texas service center. The increase in 2003 was primarily due to growth in advertising expenditures and costs associated with increasing the number of new sales agents to handle record volume of new business during 2003. Several productivity enhancement initiatives are underway aimed at reducing per unit processing costs.

The combined ratio was 94.7% for the year ended December 31, 2005, compared to 95.1% and 96.5% for 2004 and 2003, respectively. The decrease was mainly due to favorable prior accident year loss and LAE development of $27.5 million and $2.9 million in 2005 and 2004, respectively, and unfavorable prior accident year loss and LAE development of $11.2 million in 2003.

Homeowner and Earthquake Lines in Runoff Results. We have not written any earthquake policies since 1994 and we ceased underwriting the homeowners coverage at the beginning of 2002. The homeowner and earthquake lines, which are in runoff, experienced adverse development of $2.3 million in 2005 on the remaining loss and LAE reserves, compared to adverse development of $2.8 million in 2004 and $40.1 million in 2003. Of these amounts, $0.4 million, $2.2 million, and $37.0 million, respectively, related to SB 1899 earthquake claims (see Note 16 of the Notes to Consolidated Financial Statements).

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

The following table summarizes homeowner and earthquake lines losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

AMOUNTS IN THOUSANDS
Years Ended December 31,	2005		2004	2003
Net losses and LAE:
Current accident year	$	―	$2	$141
Prior accident years		2,333	2,831	40,048
Total net losses and LAE		$2,333	$2,833	$40,189

Net Investment Income. We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and only 3.4% of the portfolio consists of equity securities. Substantially the entire fixed maturity portfolio is investment grade. Net investment income was $69.1 million, $58.8 million and $45.8 million for the years ended 2005, 2004, and 2003, respectively. Average invested assets increased 8.8%, 23.2% and 17.9% for the years ended 2005, 2004, and 2003, respectively.

The average annual yields on invested assets for the periods indicated were as follows:

	Annual Yield on Invested Assets
Years Ended December 31,	2005	2004	2003
Pre-tax	4.8%	4.4%	4.2%
After-tax	3.5%	3.3%	3.6%

At December 31, 2005, $313.0 million, or 23.1%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds, compared to 22.3% at December 31, 2004, with the remainder, representing 76.9% of the portfolio, invested in taxable securities, compared to 77.7% at December 31, 2004.

The net realized gains (losses) on the sale of investments were as follows:

AMOUNTS IN THOUSANDS	Net Realized Gains (Losses) on Sale of Investments
Years Ended December 31,	2005	2004	2003
Gross realized gains	$6,574	$14,145	$13,715
Gross realized losses	(9,482)	(2,465)	(382)
Net realized (losses) gains	$(2,908)	$11,680	$13,333

Our policy is to evaluate, on a quarterly basis, all investments for “other-than-temporary” impairment when the fair value of a security falls below its cost or amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in 2005, 2004, or 2003 (see discussion under Critical Accounting Estimates - Investments).

Other Income. Other income of $0.4 million in 2005 relates to interest income for refund claims with the taxing authorities. No other income was reported in 2004. Other income of $14.8 million in the year ended December 31, 2003, included $9.3 million resulting from a nonrecurring, nonoperational item from the settlement of litigation, interest income of $4.8 million relating to a favorable settlement with the Internal Revenue Service (“IRS”), and miscellaneous items of $0.7 million.

Pension Cost. The Company has both funded and unfunded non-contributory defined benefit pension plans, which together cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded non-qualified supplemental executive retirement plan. Expense recognition under the pension accounting rules is based upon the attribution of plan benefits over the expected life of the Company's workforce. Pension plan costs remained relatively constant at $8.9 million and $9.0 million for the years ended 2005 and 2004, respectively. The weighted average discount rate assumption used to determine the net cost decreased to 6.0% from 6.1% for the years ended 2005 and 2004, respectively.

Based on current assumptions, the Company does not expect to be required to contribute to its qualified pension plan in 2006, but it may make additional contributions into its pension plans in fiscal 2006 and subsequent years depending on how the funded status of those plans change and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress. Our nonqualified pension plan has an unfunded accumulated benefit obligation of $16.5 million. In this situation, the accounting rules require that we record an additional minimum pension liability. The additional minimum pension liability adjustment was $4.2 million and $3.3 million as of December 31, 2005 and 2004, respectively. The increase in the additional minimum pension liability in fiscal 2005 was primarily due to the decrease in the discount rate from 6.0% at December 31, 2004, to 5.7% at December 31, 2005. The accounting rules do not require that changes in the additional minimum pension liability adjustment be recorded in current period earnings, but rather they are recorded directly to equity through accumulated other comprehensive income. See Note 11 to the Consolidated Financial Statements for further discussion.

Other Expenses. In November 2005, the Company vacated approximately 2% of rentable space at its headquarters in Woodland Hills, California and plans to sublease this space. A loss on this vacated space has been recognized totaling $0.4 million, as future rental costs are higher than potential market rentals.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on estimates and assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare the consolidated financial statements.

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

Losses and Loss Adjustment Expenses. The estimated liabilities for losses and LAE include estimates of losses for known claims reported on or prior to the balance sheet dates, estimates of losses for claims incurred but not reported, estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be.

The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any resulting adjustments are reflected in current operating income on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated recorded liability for unpaid losses and LAE would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE as of December 31, 2005. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE reserves, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE as of December 31, 2005. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

The process of making changes to unpaid losses and LAE begins with the preparation of several point estimates, a review of the actual claims experience, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss and LAE ratio. Our actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and they use their experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage.

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

The Company has experienced changes in the mix of business and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is the estimate of the frequency of unpaid bodily injury claims. The Company has experienced approximately 12% lower bodily injury claim frequency over the past 3 years in California. A 5% change in the estimate of the frequency of unpaid bodily injury claims would result in an approximate increase or decrease in total unpaid losses and LAE of 2.8%, or $14.7 million.

Property and Equipment. Accounting standards require a write-off to be recognized when an asset is vacated or an asset group’s carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. There have been no events or circumstances in 2005 that would require a reassessment of the asset group for impairment.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP require deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses (“NOLs”), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter. A summary of the significant DTAs and DTLs relating to the Company’s temporary differences and carryforwards is included in Note 5 of the Notes to Consolidated Financial Statements.

At December 31, 2005, our DTAs total $128.5 million and our DTLs total $72.3 million. The net of those amounts, $56.2 million, represents the net deferred tax asset reported in the consolidated balance sheet. At December 31, 2004, our DTAs total $136.7 million and our DTLs total $80.6 million. The net of those amounts, $56.1 million, represents the net deferred tax asset reported in the consolidated balance sheet.

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

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of approximately $95.9 million, representing an unrealized tax benefit of $33.6 million at December 31, 2005, compared to $75.8 million, $105.3 million and $128.6 million as of the end of the three preceding years. The steady decline in the unrealized tax benefit of the NOL since 2002 resulted from the generation of taxable underwriting and investment income in the intervening years. At the current rate of utilization, the Company’s remaining NOL excluding 21st of Southwest should be fully utilized by the end of 2007, but in any event long before its statutory expiration.

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in thousands):

Year of Expiration	NOL Excluding 21st of Southwest		SRLY[21] NOL of 21st of Southwest	Consolidated NOL
2017	$	―	$1,596	$1,596
2018		―	1,068	1,068
2019		―	1,466	1,466
2020		―	3,172	3,172
2021		49,149	2,180	51,329
2022		37,316	―	37,316
Totals		$86,465	$9,482	$95,947

Our ability to fully utilize the remaining NOL depends on future taxable income either from continued operating profitability or from tax planning strategies we could implement, such as increasing the taxable portion of our investment portfolio. Because of the Company’s history of profitability over the past three years, management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of all of our DTAs, including our NOL. Accordingly, no valuation allowance has been recognized as of December 31, 2005 and 2004. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might be required to reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

______________________________

[21]	“SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st of Southwest may be utilized against this portion of our NOL.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DPAC”) include premium taxes, advertising, and other variable costs incurred with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

Management assesses the recoverability of DPAC on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs are fully recoverable as of December 31, 2005.

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Investments. Investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions at inception with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities they are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. The cost of investment securities sold is determined by the specific identification method.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);
•
The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of the Company’s management, it is possible that the Company may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

For investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, such as when it is determined that an issuer is unable to repay the entire principal, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value.

The determination of whether a decline in market value is “other-than-temporary” is necessarily a matter of subjective judgment. No such charges were recorded in 2005, 2004 or 2003. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income (loss).

The following is a summary by issuer of non-investment grade securities and unrated securities held (at fair value):

AMOUNTS IN THOUSANDS
December 31,	2005	2004
Non-investment grade fixed maturity securities (i.e., rated below BBB-):
Ford Motor Credit Company[22]	$2,495	$	―
Non-investment grade equity securities:
AmerUs Group Co.	864		―
Unrated securities:
Impact Community Capital, LLC[23]	2,023		2,023
Impact Healthcare, LLC	413		―
Total non-investment grade and unrated securities[24]	$5,795		$2,023

Percentage of total investments, at fair value	0.4%		0.1%

The following table summarizes realized gains and losses for the past three years. Additional information has been provided with respect to how long investments that were sold at a loss in each year were in an unrealized loss position.

AMOUNTS IN THOUSANDS
Years Ended December 31,	2005	2004	2003
Realized losses on sales of investments:
Held for less than one year	$(8,371)	$(1,062)	$(229)
Held one year or more
In an unrealized loss position at December 31, 2004	(13)	―	―
In an unrealized loss position at December 31, 2003	―	(1,251)	―
In an unrealized loss position at December 31, 2002	(646)	(19)	(148)
In an unrealized gain position at December 31, 2004	(114)	―	―
In an unrealized gain position at December 31, 2003	(323)	(133)	―
In an unrealized gain position at December 31, 2002	(15)	―	(5)
Total realized losses on sales of investments held one year or more[25]	(1,111)	(1,403)	(153)
Total realized losses on sales of investments	(9,482)	(2,465)	(382)
Total realized gains on sales of investments	6,574	14,145	13,715
Realized loss on disposal of property and equipment	(364)	(849)	(156)
Total realized investment (losses) gains	$(3,272)	$10,831	$13,177

The following table summarizes the fair values of investments sold at a loss or at a gain on the date of sale:

AMOUNTS IN THOUSANDS	Fair Value of Investments Sold
Years Ended December 31,	2005	2004	2003
Fair value of investments sold at a loss on date of sale	$188,327	$142,222	$21,002
Fair value of investments sold at a gain on date of sale	636,531	585,252	297,230

______________________________

[22]	The investment of $4.6 million in Ford Motor Credit Company was rated BBB- by Standard & Poor’s in December 2004.
[23]
Impact Community Capital, LLC is a limited partnership that was voluntarily established by a group of California insurers to make loans and other investments that provide housing and other services to economically disadvantaged communities.

[24]
The total net unrealized gain (loss) for these securities as of December 31, 2005 and 2004 was $27 thousand and $0 thousand, respectively. This represented less than 0.1% of total investments unrealized losses.

[25]	Amount represents less than 0.1%, 0.1%, and 0.0% of total fair value of investments in 2005, 2004, and 2003, respectively.

The following table summarizes investments held by us, having an unrealized loss of $0.1 million or more, and aggregate information relating to all other investments in unrealized loss positions:

	2005			2004
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES December 31,	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	16	$141,034	$3,074	7	$88,258	$1,045
6-12 months	16	129,044	4,072	15	154,284	3,415
More than 1 year	56	433,368	16,896	2	4,765	326
Less than $0.1 million	113	204,724	4,347	91	306,984	2,387
Total fixed maturity securities with unrealized losses	201	908,170	28,389	115	554,291	7,173
Equity securities:
Exceeding $0.1 million	2	578	305	―	―	―
Less than $0.1 million	245	35,672	1,873	64	15,479	293
Total equity securities with unrealized losses	247	36,250	2,178	64	15,479	293
Total investments with unrealized losses[26]	448	$944,420	$30,567	179	$569,770	$7,466

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	2005			2004
AMOUNTS IN THOUSANDS December 31,	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$5,562	$5,512	$50	$9,778	$9,738	$40
Due after one year through five years	205,363	200,075	5,288	26,537	26,073	464
Due after five years through ten years	415,417	401,533	13,884	318,644	314,898	3,746
Due after ten years	310,216	301,050	9,167	206,505	203,582	2,923
Total fixed maturity securities with unrealized losses	$936,558	$908,170	$28,389	$561,464	$554,291	$7,173

If our portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in value of our investment portfolio could put our subsidiaries at risk of failing to satisfy regulatory capital requirements. If we were not at that time able to supplement our capital by issuing debt or equity securities on acceptable terms, our ability to continue growing could be adversely affected. See further discussion in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Stock-based Compensation. Under the provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we have not recognized in income any compensation expense for the fair value of stock options awarded to employees. Companies electing to continue to follow the intrinsic-value method must make pro forma disclosures, as if the fair-value-based method of accounting had been applied. A summary of the expense that would have been recorded, together with the underlying assumptions, had compensation cost for the Company’s stock-based compensation plans been determined based on the fair-value-based method of all awards, is included in Notes 2 and 14 of the Notes to Consolidated Financial Statements.

______________________________

[26]	Unrealized losses represent less than 3.2% and 1.3% of the total carrying value of investments in 2005 and 2004, respectively.

Recent Accounting Standards
On September 19, 2005, FASB issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. The Company is currently assessing the effect of implementing this guidance.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R, which for the Company is required beginning in the first quarter of 2006. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations. Management believes that the effect of adopting SFAS No. 123R will be material to the Company’s consolidated results of operations. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share determined in accordance with SFAS No. 123 as disclosed in Note 2 of the Notes to Consolidated Financial Statements.

Forward-Looking Statements
This report contains statements that constitute forward-looking information. Investors are cautioned that these forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. A more complete discussion of various risk factors is available in Item 1A. Risk Factors. The reader should not rely on forward-looking statements in this annual report on Form 10-K. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. You can usually identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” or “continue” or with the negative of these terms or other comparable terminology.

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

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Other important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this report under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as:

•	The effects of competition and competitors’ pricing actions;
•	Changes in consumer preferences or buying habits;
•	Adverse underwriting and claims experience;
•	Customer service problems;
•	The impact on our operations of natural disasters, principally earthquake, or civil disturbance, due to the concentration of our facilities and employees in Southern California;
•	Information system problems;
•	Control environment failures;
•	Adverse developments in financial markets or interest rates;
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

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk we are exposed to other risks, including the credit risk related to the issuers of the financial instruments in which we invest, the underlying insurance risk related to our core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. Financial instruments are not used for trading purposes. The following disclosure reflects estimated changes in value that may result from selected hypothetical changes in market rates and prices. Actual results may differ.

Fixed maturity financial instruments. Our cash flow from operations and short-term cash position generally have been more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business, tend to have an average duration of less than one year. The Company also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company’s largest insurance subsidiary in 2002 and 2003. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies. Accordingly, the Company primarily invests in fixed maturity investments, which at December 31, 2005, comprised 96.6% of the fair value of the Company’s total investments. The remainder of the Company’s investments, representing approximately 3.4% of total investments at fair value, is held in equity securities.

For all of our fixed maturity investments, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity portfolio is subject to interest rate risk where the value of the fixed maturity portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items.

Since fixed maturity investments with longer remaining terms to maturity tend to realize higher yields, the Company’s investment philosophy typically resulted in a portfolio with an effective duration of over 6 years. Due to the changing interest rate environment, management, in consultation with the Investment Committee, targeted a lower duration for the Company’s fixed maturity investment portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the total fixed maturity portfolio declined from approximately 5.4 years as of December 31, 2004 to 4.7 years at December 31, 2005.

The graphical depiction of the relationship between the yield on bonds of the same credit quality but with different maturities is usually referred to as a yield curve. Because the yield on U.S. Treasury securities is the base rate (or “risk free rate) from which non-government bond yields are normally benchmarked, the most commonly constructed yield curve is derived from the observation of prices and yields in the Treasury market. An upward sloping curve, where yield rises steadily as maturity increases, is referred to as a normal yield curve.

The following table shows the carrying values of our fixed maturity investments, which are reported at fair value, and our debt, which is reported at amortized cost. The table also presents estimated fair values at adjusted market rates assuming a parallel 100 basis point increase in market interest rates, given the effective duration noted above, for the fixed maturity investment portfolio and a parallel 100 basis point decrease in market interest rates for the debt determined from a present value calculation. The following sensitivity analysis summarizes only the exposure to market interest rate risk:

AMOUNTS IN MILLIONS December 31, 2005	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available-for-sale, at fair value	$1,354.7	$1,293.8	(4.50%)
Debt, amortized cost	128.0	135.0	5.47%

The discussion above provides only a limited, point-in-time view of the market risk sensitivity of our fixed rate financial instruments. The actual impact of interest rate changes on our fixed maturity investments in particular may differ significantly from those shown, as the analysis assumes a parallel shift in market interest rates. The analysis also does not consider any actions we could take in response to actual and/or anticipated changes in interest rates.

Market participants usually refer to the difference between long-term Treasury yields and short-term Treasury yields as the “slope” of the yield curve. If the spread between the long end of the curve, where maturities are high, and the short end of the curve, where maturities are low, narrows, the yield curve is said to be “flattening”. Conversely, if the spread between the long end of the curve and the short end of the curve widens, the yield curve is said to be “steepening”. If the yields on the long end of the curve fall below those of the short end of the curve, the yield curve is said to be “inverted”.

The analysis above assumes a parallel shift in interest rates. However, the curve may also steepen, flatten or become inverted. This type of behavior may affect certain sections of the curve in disproportionate amounts. For example, if short-term Treasury yields rise and the yield curve flattens, fixed maturity instruments with short duration may be impacted to a greater degree than fixed maturity instruments with longer duration. Conversely, if long-term Treasury yields rise and the yield curve steepens, fixed maturity instruments with long duration may be impacted to a greater degree than fixed maturity instruments with shorter duration. The following summarizes the duration distribution of our fixed maturity investments portfolio.

		Duration Ranges
December 31, 2005	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Market value percentage of fixed maturity investment portfolio	1.3%	8.3%	57.5%	30.7%	2.2%	0.0%

Equity securities. The common equity portfolio, which represents approximately 3.4% of total investments at fair value, consists primarily of industrial and miscellaneous stocks. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s equity securities was 0.87 at December 31, 2005 and 0.50 at December 31, 2004.

The following table presents the consolidated financial statement fair value of our equity securities portfolio and the effect of a hypothetical 20% reduction in the overall value of the stock market using the Beta noted above and accordingly summarizes only the exposure to equity price risk for the Company’s equity securities portfolio:

AMOUNTS IN MILLIONS December 31, 2005	Fair Value	Estimated Fair Value at Hypothetical 20% Reduction in Overall Value of Stock Market	Change in Value as a Percentage of Fair Value
Equity securities available-for-sale, at fair value	$47.4	$39.2	(17.3%)

The discussion above provides only a limited, point-in-time view of the market risk sensitivity of our equity securities. The actual impact of price changes on the equity securities may differ significantly from those shown. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in equity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

We have completed integrated audits of 21st Century Insurance Group’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of 21st Century Insurance Group and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 21, 2006

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,	2005	2004
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,365,948 and $1,320,592)	$1,354,707	$1,342,130
Equity securities available-for-sale, at fair value (cost: $49,210 and $41,450)	47,367	42,085
Total investments	1,402,074	1,384,215
Cash and cash equivalents	68,668	34,697
Accrued investment income	16,585	16,161
Premiums receivable	100,900	105,814
Reinsurance receivables and recoverables	6,539	7,160
Prepaid reinsurance premiums	1,946	1,787
Deferred income taxes	56,209	56,135
Deferred policy acquisition costs	59,939	58,759
Leased property under capital lease, net of deferred gain of $1,534 and $3,116 and net of accumulated amortization of $36,995 and $24,794	22,651	31,719
Property and equipment, at cost less accumulated depreciation of $89,595 and $68,529	145,811	129,372
Other assets	38,907	38,495
Total assets	$1,920,229	$1,864,314

Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$523,835	$495,542
Unearned premiums	319,676	331,036
Debt	127,972	138,290
Claims checks payable	42,681	38,737
Reinsurance payable	643	633
Other liabilities	75,450	85,675
Total liabilities	1,090,257	1,089,913

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued 85,939,889 and 85,489,061	86	85
Additional paid-in capital	426,417	420,524
Unearned compensation	(963)	(99)
Treasury stock, at cost; 5,929 shares	(84)	—
Retained earnings	414,898	341,196
Accumulated other comprehensive (loss) income	(10,382)	12,695
Total stockholders’ equity	829,972	774,401
Total liabilities and stockholders’ equity	$1,920,229	$1,864,314

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,	2005	2004	2003
Revenues
Net premiums earned	$1,352,937	$1,313,670	$1,172,677
Net investment income	69,096	58,831	45,833
Other income	367	—	14,777
Net realized investment (losses) gains	(3,272)	10,831	13,177
Total revenues	1,419,128	1,383,332	1,246,464
Losses and expenses
Net losses and loss adjustment expenses	998,933	993,841	962,311
Policy acquisition costs	252,541	222,479	202,189
Other underwriting expenses	31,793	36,092	7,346
Other expenses	410	—	—
Interest and fees expense	8,019	8,627	3,471
Total losses and expenses	1,291,696	1,261,039	1,175,317
Income before provision for income taxes	127,432	122,293	71,147
Provision for income taxes	40,006	34,068	17,572
Net income	$87,426	$88,225	$53,575

Earnings per common share
Basic and diluted	$1.02	$1.03	$0.63
Weighted average shares outstanding ― basic	85,661,547	85,466,127	85,432,838
Weighted average shares outstanding ― diluted	86,017,994	85,602,567	85,637,672

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock								Accumulated
		No par	$0.001 par	Additional					Other
		value	value	Paid- in	Unearned	Treasury	Retained		Comprehensive
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Shares	Amount	Amount	Capital	Compensation	Stock	Earnings		Income (Loss)		Total
Balance - January 1, 2003	85,431,505	$419,997	$—	$—	$(1,013)	$—	$213,067		$23,557		$655,608
Comprehensive income (loss)							53,575	(1)	(2,005	) (2)	51,570
Cash dividends declared on common stock ($0.08 per share)							(6,834)				(6,834)
Issuance of restricted stock	4,000	57			(57)						—
Amortization of unearned compensation					374						374
Tax effect of stock-based compensation		(28)									(28)
Effects of reincorporation		(420,026)	85	419,941							—
Balance - December 31, 2003	85,435,505	—	85	419,941	(696)	—	259,808		21,552		700,690
Comprehensive income (loss)							88,225	(1)	(8,857	) (2)	79,368
Cash dividends declared on common stock ($0.08 per share)							(6,837)				(6,837)
Exercise of stock options	49,056			576							576
Issuance of restricted stock	4,500			62	(62)						—
Amortization of unearned compensation					659						659
Tax effect of stock-based compensation				(55)							(55)
Balance - December 31, 2004	85,489,061	—	85	420,524	(99)	—	341,196		12,695		774,401
Comprehensive income (loss)							87,426	(1)	(23,077	) (2)	64,349
Cash dividends declared on common stock ($0.16 per share)							(13,724)				(13,724)
Exercise of stock options	360,883		1	4,648							4,649
Issuance of restricted stock	89,945			1,267	(1,267)						—
Forfeiture of 5,929 shares of restricted stock					84	(84)					—
Amortization of unearned compensation					319						319
Tax effect of stock-based compensation				(22)							(22)
Balance - December 31, 2005	85,939,889	$—	$86	$426,417	$(963)	$(84)	$414,898		$(10,382)		$829,972

(1) Net income for the year.

(2) Net change in accumulated other comprehensive income (loss) for the year. See Note 13 of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,	2005	2004	2003
Operating activities
Net income	$87,426	$88,225	$53,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,760	22,260	20,206
Net amortization of investment premiums and discounts	9,370	7,011	3,756
Amortization of restricted stock grants	319	659	346
Provision for deferred income taxes	12,351	25,246	13,406
Realized losses (gains) on sale of investments	3,272	(10,831)	(13,177)
Changes in assets and liabilities
Premiums receivable	4,914	(1,176)	(13,609)
Deferred policy acquisition costs	(1,180)	(5,680)	(6,889)
Reinsurance receivables and recoverables	471	3,779	12,953
Federal income taxes	(410)	3,801	(2,825)
Other assets	(3,584)	(3,034)	(5,064)
Unpaid losses and loss adjustment expenses	28,293	57,219	54,314
Unearned premiums	(11,360)	18,782	45,777
Claims checks payable	3,944	(6,965)	6,398
Other liabilities	(7,325)	4,060	19,293
Net cash provided by operating activities	160,261	203,356	188,460
Investing activities
Purchases of:
Fixed maturity investments available-for-sale	(136,122)	(813,993)	(641,425)
Equity securities available-for-sale	(317,340)	(123,017)	(8)
Property and equipment	(39,083)	(40,445)	(23,355)
Maturities and calls of fixed maturities available-for-sale	38,229	52,579	38,592
Sales of:
Fixed maturity investments available-for-sale	40,124	629,019	314,640
Equity securities available-for-sale	309,580	81,567	8
Net cash used in investing activities	(104,612)	(214,290)	(311,548)
Financing activities
Proceeds from issuance of debt	—	—	99,871
Repayment of debt	(12,603)	(11,409)	(10,185)
Payment of debt issuance costs	—	—	(650)
Dividends paid (per share: $0.16; $0.10; and $0.08)	(13,724)	(8,546)	(6,835)
Proceeds from the exercise of stock options	4,649	576	—
Net cash (used in) provided by financing activities	(21,678)	(19,379)	82,201

Net increase (decrease) in cash and cash equivalents	33,971	(30,313)	(40,887)

Cash and cash equivalents, beginning of year	34,697	65,010	105,897
Cash and cash equivalents, end of year	$68,668	$34,697	$65,010

Supplemental information
Income taxes paid	$26,481	$3,912	$—
Interest paid	7,878	8,612	2,975

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 1. DESCRIPTION OF BUSINESS

21st Century Insurance Group is an insurance holding company founded in 1958 and, effective December 4, 2003, was incorporated under the laws of the State of Delaware. Previously, the Company was incorporated in California. The term “Company,” unless the context requires otherwise, refers to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly-owned: 21st Century Insurance Company, 21st Century Casualty Company, 21st Century Insurance Company of the Southwest, 20th Century Insurance Services, Inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

The common stock of the Company is traded on the New York Stock Exchange under the trading symbol “TW.” Through several of its subsidiaries, American International Group, Inc. (“AIG”) currently owns approximately 62% of the Company’s outstanding common stock.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

On October 16, 2003, the Board of Directors voted to change 21st Century Insurance Group’s state of incorporation from California to Delaware. There was no change in the location of Company operations, location of team members, or the way the Company does business. Shareholders holding a majority of the voting power approved the reincorporation by written consent on October 17, 2003. The reincorporation became effective December 4, 2003.

21st Century Insurance Company of the Southwest
21st Century Insurance Company of the Southwest (“21st of SW”), formerly 21st Century Insurance Company of Arizona, adopted its current name on September 30, 2004, and re-domesticated from Arizona to Texas on December 31, 2004. 21st of SW was a joint venture between the Company and AIG from 1995 to 2001.

Investments
Investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions at inception with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The Company classifies its investment portfolio as available-for-sale and carries it at fair value. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. The cost of investment securities sold is determined by the specific identification method.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment in the value of any of our investment securities. The determination of whether a decline in market value is “other-than-temporary” is a matter of subjective judgment. In general, however, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);
•
The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of the Company’s management, it is possible that the Company may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

For investments with unrealized losses due to market conditions or industry-related events, where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. Where declines in values of securities below cost or amortized cost are considered to be other-than-temporary, a charge is required to be reflected in income for the difference between the cost or amortized cost and the fair value.

No such charges were recorded in 2005, 2004 or 2003. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were used to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses are already included in accumulated other comprehensive income (loss).

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

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes these costs are fully recoverable as of December 31, 2005.

The loss and loss adjustment expense ratio used in the recoverability estimate is based primarily on the expected ultimate ratio provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Leased Property under Capital Lease
Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful lives of the properties, which range from 3 to 10 years. The related lease obligation is included in debt on the balance sheet.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Property and Equipment
Property and equipment is recorded at cost and depreciated on a straight-line basis. We capitalize certain consulting costs, payroll and payroll-related costs for employees related to computer software developed for internal use.

The following table summarizes the estimated useful lives used for depreciation of the Company’s assets:

AMOUNTS IN YEARS December 31,	Estimated Useful Lives
Building	39.5
Furniture and equipment	3 - 7
Automobiles	5
Leasehold improvements	Lesser of remaining lease term or 7
Software currently in service	3 - 15

Management assesses the Company’s property and equipment, including software development projects in progress, for impairment. The assessment of impairment involves a two-step process, whereby an initial assessment for potential impairment is performed by comparing the carrying value plus the cost to complete, if any, to estimates of future undiscounted cash flows from operations at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If future undiscounted cash flows are insufficient, an impairment write down is recorded for the difference between the carrying value and estimated fair value of the asset group. There have been no events or circumstances in 2005 that would require a reassessment of any asset group for impairment.

Intangible Asset
On June 24, 2004, the Company paid $1.5 million to acquire the marketing name “21st Century Insurance and Financial Services,” which will be used as a marketing name for 20th Century Insurance Services. The payment has been capitalized as an intangible asset and is included in “Other Assets” on the accompanying balance sheet. The marketing name has an indefinite useful life and will not be amortized until its useful life is determined to no longer be indefinite.

On an annual basis, we test this intangible asset based on the estimated fair value of the operating cash flows associated with the long-lived asset. However, we will test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of the intangible asset. Our measurement of fair value is based on a discounted cash flow methodology that converts expected cash flows of our homeowner’s agency segment to present value. If the fair value is greater than the carrying value of the intangible asset, then the intangible asset is not considered impaired. The impairment test as of December 31, 2005, indicated that the asset was not impaired.

Losses and Loss Adjustment Expenses
The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates of losses for claims reported on or prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that the aggregate reserves are adequate and represent our best estimate based on the information currently available. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated as applicable, and any resulting adjustments are reflected in current operations.

A necessarily more subjective process is used to estimate earthquake losses arising out of California Senate Bill 1899 because most of the remaining earthquake claims are in litigation. See Note 16 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in establishing those liabilities.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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

Other Income
Other income of $0.4 million in 2005 relates to interest income for refund claims with the taxing authorities. No other income was reported in 2004. Other income of $14.8 million in the year ended December 31, 2003, included $9.3 million resulting from a nonrecurring, nonoperational item from the settlement of litigation, interest income of $4.8 million relating to a favorable settlement with the Internal Revenue Service (“IRS”), and miscellaneous items of $0.7 million.

Other Expenses
In November 2005, the Company vacated approximately 2% of rentable space at its headquarters in Woodland Hills, California and plans to sublease this space. A loss on this vacated space has been recognized in accordance with SFAS No. 146 totaling $0.4 million, as future rental costs are higher than potential market rentals.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the differences are expected to be recovered or settled. The Company reviews its deferred tax assets for recoverability on a quarterly basis.

Fair Value of Financial Instruments
The carrying value of financial assets and liabilities reported in the accompanying balance sheets for cash and cash equivalents, accrued investment income and trade accounts receivable and payable at December 31, 2005 and 2004, approximate fair value because of the short maturity of these instruments. Investments available-for-sale are carried at fair value in the accompanying balance sheets. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to us for debt with the same remaining maturities. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

Restricted shares are forfeited if officers and employees terminate prior to the expiration of restrictions. We record forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized with respect to unvested stock awards is reversed in the period of forfeiture. This accounting treatment results in compensation expense being recorded in a manner consistent with that required under SFAS No. 123, and, therefore, pro forma net income and earnings per share amounts for the Restricted Share Plan would be unchanged from those reported in the consolidated financial statements.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the estimated fair-value-based method for all awards, net income would have been reduced by $4.9 million, $5.5 million, and $4.7 million for the years ended 2005, 2004, and 2003, respectively. The pro forma net income and earnings per share amounts follow:

Years Ended December 31,	2005	2004	2003
Net income, as reported	$87,426	$88,225	$53,575

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	207	381	215

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5,129)	(5,904)	(4,908)
Net income, pro forma	$82,504	$82,702	$48,882

Basic and diluted earnings per share
As reported	$1.02	$1.03	$0.63
Pro forma	$0.96	$0.97	$0.55

Earnings Per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Standards
On September 19, 2005, FASB issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. The Company is currently assessing the effect of implementing this guidance.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R, which for the Company is required beginning in the first quarter of 2006. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations. Management believes that the effect of adopting SFAS No. 123R will be material to the Company’s consolidated results of operations. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed above.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3. EARNINGS PER SHARE (“EPS”)

For each of the three years ended December 31, 2005, 2004, and 2003, the numerator for the calculation of both basic and diluted EPS is equal to net income reported for that year. The difference between basic and diluted EPS denominators is due to dilutive common stock equivalents (stock options and restricted stock). Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. The denominator for the computation of basic EPS was 85,661,547 shares, 85,466,127 shares, and 85,432,838 shares for 2005, 2004 and 2003, respectively.

Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method; for the years ended December 31, 2005, 2004 and 2003, this amounted to 86,017,994 shares, 85,602,567 shares and 85,637,672 shares, respectively, which include 356,447, 136,440 and 204,834 dilutive common stock, respectively.

Options to purchase an aggregate of 5,600,376 shares, 6,156,772 shares, and 5,121,446 shares of common stock were considered anti-dilutive during 2005, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire at various points in time through June 2015 (see Note 14 of the Notes to Consolidated Financial Statements).

NOTE 4. INVESTMENTS

A summary of net investment income follows:

Years Ended December 31,	2005	2004	2003
Interest on fixed maturities	$63,122	$57,729	$45,668
Interest on cash and cash equivalents	1,188	585	857
Dividends on equity securities	5,849	1,484	—
Investment expense	(1,063)	(967)	(692)
Net investment income	$69,096	$58,831	$45,833

A summary of net realized investment gains (losses) follows:

Years Ended December 31,	2005	2004	2003
Realized gains on sales of fixed maturity securities	$272	$11,419	$13,715
Realized gains on equity securities	6,302	2,726	—
Total realized gains on sales of investments	6,574	14,145	13,715
Realized losses on sales of fixed maturity securities	(1,183)	(1,708)	(382)
Realized losses on equity securities	(8,299)	(757)	—
Total realized losses on sales of investments	(9,482)	(2,465)	(382)
Realized losses on disposal of property and equipment	(364)	(849)	(156)
Total net realized investment (losses) gains	$(3,272)	$10,831	$13,177

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of changes in unrealized investment gains (losses) less applicable income taxes for fixed maturities and equity securities, is as follows:

Years Ended December 31,	2005	2004	2003
Fixed maturities:
Net decrease in unrealized (losses) gains	$(32,779)	$(14,612)	$(2,384)
Income tax benefit	11,473	5,114	834
Total decrease in net unrealized investment gains and losses after taxes	$(21,306)	$(9,498)	$(1,550)

Equity securities:
Net (decrease) increase in unrealized (losses) gains	$(2,477)	$635	$—
Income tax benefit (expense)	867	(222)	—
Total (decrease) increase in net unrealized investment gains and losses after taxes	$(1,610)	$413	$—

A summary of investments follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$51,763	$297	$(878)	$51,182
Mortgage-backed securities	323,838	78	(9,135)	314,781
Obligations of states and political subdivisions	327,173	14,912	(194)	341,891
Corporate securities	663,174	1,861	(18,182)	646,853
Total fixed maturity investments	1,365,948	17,148	(28,389)	1,354,707
Equity securities	49,210	335	(2,178)	47,367
Total investments	$1,415,158	$17,483	$(30,567)	$1,402,074
December 31, 2004
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$56,927	$885	$(245)	$57,567
Mortgage-backed securities	325,624	1,150	(2,902)	323,872
Obligations of states and political subdivisions	292,149	20,057	(51)	312,155
Corporate securities	645,892	6,619	(3,975)	648,536
Total fixed maturity investments	1,320,592	28,711	(7,173)	1,342,130
Equity securities	41,450	928	(293)	42,085
Total investments	$1,362,042	$29,639	$(7,466)	$1,384,215

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The Company has no non-interest bearing fixed maturity investments, investments accounted for on a non-accrual basis or any individual securities in excess of 10% of stockholders’ equity. Fixed maturities available-for-sale, at December 31, 2005, are summarized by contractual maturity year as follows:

	Amortized Cost	Fair Value
Fixed maturities due:
2006	$10,077	$10,103
2007-2010	227,052	222,192
2011-2015	633,328	627,154
2016 and thereafter	171,653	180,477
Mortgage-backed securities	323,838	314,781
Total	$1,365,948	$1,354,707

Expected maturities of the Company’s investments may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the Company’s gross unrealized losses and estimated fair values on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
December 31, 2005	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	11	$19,692	$314	7	$18,212	$564	18	$37,904	$878
Mortgage-backed securities	21	128,236	2,867	24	169,733	6,268	45	297,969	9,135
Obligations of states and political subdivisions	5	15,527	135	1	1,008	59	6	16,535	194
Corporate securities	70	254,958	6,197	62	300,804	11,985	132	555,762	18,182
Total fixed maturity investments	107	418,413	9,513	94	489,757	18,876	201	908,170	28,389
Equity securities	247	36,250	2,178	—	—	—	247	36,250	2,178
Total investments	354	$454,663	$11,691	94	$489,757	$18,876	448	$944,420	$30,567

	Less than 12 Months			12 Months or More			Total
December 31, 2004	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	14	$25,640	$176	1	$1,927	$68	15	$27,567	$244
Mortgage-backed securities	27	200,607	2,902	—	—	—	27	200,607	2,902
Obligations of states and political subdivisions	—	—	—	1	1,030	51	1	1,030	51
Corporate securities	66	314,363	3,448	6	10,724	528	72	325,087	3,976
Total fixed maturity investments	107	540,610	6,526	8	13,681	647	115	554,291	7,173
Equity securities	64	15,479	293	—	—	—	64	15,479	293
Total investments	171	$556,089	$6,819	8	$13,681	$647	179	$569,770	$7,466

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The Company held 448 investment positions with unrealized losses as of December 31, 2005. Of the 448 investment positions, 247 positions were in equity securities, which have been held for less than one year, as the Company typically holds equity securities for 90 days or less.

The remaining 201 investment positions were fixed maturity securities and all are investment grade, with the exception of the investment in Ford Motor Credit Company. The Company’s $2.5 million investment in Ford Motor Company, which matured on February 1, 2006, had an unrealized loss of $6 thousand at December 31, 2005, and was fully collected in February 2006, thus eliminating the previous unrealized loss. Unrealized losses in fixed maturity investments primarily arose from rising interest rates in the current year. None of the unrealized losses are considered credit related, except for the investment position in Ford Motor Company. The unrealized losses do not appear to represent other-than-temporary impairments based on the Company’s impairment accounting policy summarized in Note 2 of the Notes to Consolidated Financial Statements. Of the 201 fixed maturity securities in an unrealized loss position, the Company had 94 investments that were in an unrealized loss position for 12 months or more. However, the unrealized loss for such investments, which are all investment grade, comprised less than 4% of amortized cost.

Cash and securities with carrying values of $7.0 million and $7.1 million as of December 31, 2005 and 2004 were on deposit with state regulatory authorities in accordance with the related statutory insurance requirements.

NOTE 5. INCOME TAXES

Income tax expense consists of:

Years Ended December 31,	2005	2004	2003
Current tax expense	$27,655	$8,822	$4,166
Deferred tax expense	12,351	25,246	13,406
Total tax expense	$40,006	$34,068	$17,572

A reconciliation of income tax expense computed at the federal statutory tax rate of 35% to total income tax expense follows:

Years Ended December 31,	2005	2004	2003
Federal income tax expense at statutory rate	$44,601	$42,803	$24,902
Tax-exempt income, net	(4,179)	(4,888)	(8,581)
State and local taxes, net of federal benefit	102	(4,477)	560
Dividends received deduction	(630)	(294)	—
Research and experimentation tax credit	—	—	(374)
Nondeductible political contributions	239	497	135
Effect from settlement of prior years tax dispute	75	—	949
Effect of nondeductible executive compensation	—	435	—
Other - net	(202)	(8)	(19)
Income tax expense	$40,006	$34,068	$17,572

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

Years Ended December 31,	2005	2004	2003
Deferred tax (benefit) expense exclusive of the items shown below	$(4,985)	$9,201	$(8,592)
Net operating loss carryforward deduction	42,265	29,470	23,264
Increase in alternative minimum tax credit	(24,929)	(13,425)	(1,266)
Total deferred tax expense	$12,351	$25,246	$13,406

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

In the first quarter of 2005, the Company filed amended California tax returns and paid the State of California approximately $6.8 million to cover all issues outstanding with the FTB, including certain matters paid under protest as to which the Company reserved all its rights to file for refunds and appeal any adverse rulings by the FTB to the California State Board of Equalization (“SBE”). In September 2005, the FTB completed its audit and denied the Company’s refund claims. In December 2005, the Company filed an appeal with the SBE. The Company is unable to assess the likelihood that any refunds ultimately will be received from the State of California.

Income tax payments for the year ended December 31, 2005, and December 31, 2004, totaled $26.5 million and $16.4 million, respectively. No income tax payments were required for the year ended December 31, 2003. During 2004, we received $12.5 million from the Internal Revenue Service (“IRS”) to settle the majority of the prior year receivable. As of December 31, 2005, the Company’s net federal income tax payable was $2.4 million.

The Company’s net deferred tax asset is comprised of:

December 31,	2005	2004
Deferred tax assets (“DTAs”):
Alternative minimum tax credit	$49,071	$24,142
Net operating loss carryforward	33,582	75,847
Unearned premiums	22,927	23,825
Unpaid losses and LAE	7,101	7,828
Unrealized investment losses	4,579	—
Research credit	2,423	2,423
Minimum pension liability	1,011	925
Other DTAs - net	7,796	1,778
Total DTAs	128,490	136,768

Deferred tax liabilities (“DTLs”):
EDP software development costs	44,509	48,871
Deferred policy acquisition costs	20,979	20,566
Unrealized investment gains	—	7,760
Other DTLs - net	6,793	3,436
Total DTLs	72,281	80,633
Net deferred tax asset	$56,209	$56,135

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of approximately $95.9 million, representing an unrealized tax benefit of $33.6 million at December 31, 2005, compared to $75.8 million as of December 31, 2004. The steady decline in the unrealized tax benefit of the NOL since 2002 resulted from the generation in the intervening years of taxable underwriting and investment income. At the current rate of utilization, the Company’s remaining NOL excluding 21st of SW should be fully utilized by the end of 2007, but in any event long before its statutory expiration.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

Our core business has generated an underwriting profit for the past four years. Management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of our DTAs. If necessary, we believe we could implement tax-planning strategies to generate sufficient future taxable income to utilize the NOL carryforwards prior to their expiration. Accordingly, no valuation allowance has been recognized as of December 31, 2005. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. If so, management might be required to reach a different conclusion about the realization of the DTAs and recognize a valuation allowance at that time.

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations (policy acquisition costs are amortized over the 6-month policy period):

Years Ended December 31,	2005	2004	2003
Deferred policy acquisition costs, beginning of year	$58,759	$53,079	$46,190
Acquisition costs deferred	253,721	228,159	209,078
Acquisition costs amortized and charged to income during the year	(252,541)	(222,479)	(202,189)
Deferred policy acquisition costs, end of year	$59,939	$58,759	$53,079

Total advertising costs included in acquisition costs deferred during 2005, 2004 and 2003 were $70.1 million, $66.7 million, and $53.9 million, respectively.

NOTE 7. PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

December 31,	2005	2004
Land	$2,484	$—
Building	9,720	—
Furniture and equipment	39,573	38,676
Automobiles	302	881
Leasehold and building improvements	16,215	14,245
Software currently in service	157,446	87,283
Software development projects in progress	9,666	56,816
Subtotal	235,406	197,901
Less accumulated depreciation, including $43,689 and $25,506 for software currently in service	(89,595)	(68,529)
Total	$145,811	$129,372

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of leased property under capital lease follows:

December 31,	2005	2004
Furniture and equipment	$10,391	$10,391
Leasehold and building improvements	5,390	5,390
Software currently in service	43,150	43,848
Leased autos under capital lease	2,249	—
Subtotal	61,180	59,629
Less:
Accumulated amortization	(36,995)	(24,794)
Deferred gain	(1,534)	(3,116)
Total	$22,651	$31,719

A summary of property and equipment depreciation expense follows:

December 31,	2005	2004	2003
Building	$61	$—	$—
Furniture and equipment	2,463	3,449	3,860
Automobiles	62	191	351
Leasehold and building improvements	1,166	817	578
Software currently in service	18,643	6,975	4,228
Total	$22,395	$11,432	$9,017

Depreciation expense for leased property under capital lease was $12.8 million, $12.4 million, and $12.4 million for the years 2005, 2004, and 2003.

During June 2004, the Company entered into a lease for a service center in Lewisville, Texas, which was set to expire in 2016. The operating lease provisions included a rent holiday through June 2005 and a $2.5 million tenant improvement allowance. On September 30, 2005, the Company purchased the land and building that house its 136 thousand square foot service center in Texas per the purchase option in our lease. As of September 29, 2005, the accrued rent obligation and tenant improvement allowance totaled $1.4 million and $2.5 million, respectively. These liabilities were offset against the facility cash purchase price of $17.6 million to arrive at a net cost of $13.7 million. The net cost consists of land, building and building equipment of $2.5 million, $9.7 million, and $1.5 million, respectively. The building and its equipment have been assigned useful lives of 39.5 years and 7 years, respectively, and will be depreciated on a straight-line basis over their respective useful lives.

NOTE 8. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Accounting for losses and LAE is highly subjective because these costs must be estimated, often weeks, months or even years in advance of when the payments are actually made to claimants, attorneys, claims personnel and others involved in the claims settlement process.

Accounting principles require insurers to record estimates for loss and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires the Company to estimate both the number of accidents that have occurred and the ultimate amount of loss and LAE related to each accident. The Company employs actuaries who are professionally trained and certified in the process of establishing estimates for frequency and severity.

The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any resulting adjustments are reflected in current operating income. It is management’s belief that the reserve for losses and LAE are adequate to cover unpaid losses and LAE as of December 31, 2005. While the Company performs quarterly reviews of the adequacy of established unpaid losses and LAE reserves, there can be no assurance that ultimate amounts will not differ materially, higher or lower, from the recorded liability for unpaid losses and LAE as of December 31, 2005. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following analysis provides a reconciliation of the activity in the reserve for unpaid losses and loss adjustment expenses:

Years Ended December 31,	2005	2004	2003
At beginning of year:
Reserve for losses and LAE, gross of reinsurance	$495,542	$438,323	$384,009
Reinsurance recoverable	(4,645)	(8,964)	(20,351)
Reserve for losses and LAE, net of reinsurance	490,897	429,359	363,658
Losses and LAE incurred, net of reinsurance:
Current year	1,024,073	993,946	911,104
Prior years	(25,140)	(105)	51,207
Total	998,933	993,841	962,311
Losses and LAE paid, net of reinsurance:
Current year	684,474	642,664	590,678
Prior years	287,138	289,639	305,932
Total	971,612	932,303	896,610
At end of year:
Reserve for losses and LAE, net of reinsurance	518,218	490,897	429,359
Reinsurance recoverable	5,617	4,645	8,964
Reserve for losses and LAE, gross of reinsurance	$523,835	$495,542	$438,323

The change in prior accident year estimates recorded in each of the past three years, net of applicable reinsurance, are summarized below:

Years Ended December 31,	2005	2004	2003
Personal auto	$(27,473)	$(2,936)	$11,159
Homeowner and earthquake[1]	2,333	2,831	40,048
Total	$(25,140)	$(105)	$51,207

Positive amounts represent deficiencies in loss and LAE reserves, while negative amounts represent redundancies.

The provision for losses and LAE recorded in 2003 for insured events of prior years primarily resulted from the Company’s recognition of earthquake losses under SB 1899, as discussed in Note 16 of the Notes to Consolidated Financial Statements, and from adverse development in personal auto loss severity.

The process of making periodic changes to unpaid losses and LAE begins with the preparation of several point estimates of unpaid losses and LAE, a review of the actual claims experience in the period, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss ratio. Other relevant internal and external factors considered include a qualitative assessment of inflation and other economic conditions, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, exposure and policy forms, claims handling, and geographic distribution shifts. The Company’s actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and use experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage. Meetings are held with appropriate departments to discuss significant issues as a result of the review. This process culminates in a reserve meeting to review the unpaid losses and LAE. The basis for carried unpaid losses and LAE is the overall actuarial point estimate.

______________________________

[1]	The Company no longer has any homeowners policies in force. The Company ceased writing earthquake coverage in 1994, but has remaining loss reserves from the 1994 Northridge earthquake.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

As a result of this process, unpaid losses and LAE are finalized and changes are recorded for each of our coverages. The unpaid losses and LAE for each coverage is the difference between the estimated and net ultimate losses and LAE and the net paid losses and LAE recorded through the end of the period. The overall change in our unpaid losses and LAE is based on the sum of these coverage level changes.

The following table shows unpaid losses and LAE gross and net of reinsurance:

	2005		2004
December 31,	Gross	Net	Gross	Net
Unpaid losses and LAE
Personal auto lines	$521,528	$516,849	$489,411	$485,759
Homeowner and earthquake	2,307	1,368	6,131	5,138
Total	$523,835	$518,217	$495,542	$490,897

NOTE 9. DEBT

Debt consisted of:

December 31,	2005	2004
Senior Notes (5.9%; maturing in 2013)	$99,897	$99,884
Obligation under capital leases (5.7%; maturing through 2007)	26,327	38,406
Obligation under auto leases (ranging up to 4.26%; maturing through 2011)	1,748	—
Total debt	$127,972	$138,290

The primary purpose of both of the senior notes and capital leases enumerated above was to increase the statutory surplus of the Company’s largest insurance subsidiary. The carrying values of our debt were $128.0 million and $138.3 million and the estimated fair values were $127.9 million and $140.9 million as of December 31, 2005 and 2004, respectively. The obligation under auto leases relates to the Company’s lease agreement with GE Fleet Services.

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

The Senior Notes are redeemable at the Company’s option, at any time in whole, or from time to time in part, prior to maturity at a redemption price equal to the greater of (A) 100% of the principal amount of the notes or (B) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued through the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 25 basis points (plus in each case, accrued interest thereon to the date of redemption).

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The transaction is accounted for as a capital lease. The lease includes a covenant that if AIG ceases to have a majority interest in the Company, or if statutory surplus falls below $300.0 million, or if the net premiums written to surplus ratio is greater than 3.8:1, or if claims paying ratings fall below BBB+ (as rated by Standard & Poor’s), Baa1 (as rated by Moody’s) or B++ (as rated by A.M. Best), the Company will either deliver a letter of credit to the lessor or pay the lessor the then outstanding balance, including a prepayment penalty of up to 3% of the outstanding balance. The lessor has been granted a security interest in the property and equipment, subject to the sale-leaseback, and also certain software in process of development. See Note 12 of the Notes to Consolidated Financial Statements for the related contractual commitment schedule.

Aggregate principal payments on debt outstanding at December 31, 2005 are $13.5 million for 2006, $14.1 million for 2007, $0.3 million for 2008, $0.1 million for 2009, and $100.0 million thereafter.

NOTE 10. REINSURANCE

The Company has a catastrophe reinsurance agreement for the comprehensive coverage portion of its auto physical damage lines with AIG subsidiaries Transatlantic Reinsurance Company (20%) and National Union Reinsurance Company of Pittsburgh, PA (60%), which reinsures any covered events up to $45.0 million in excess of $20.0 million. The remaining 20% is reinsured by an unrelated entity. The agreement became effective January 1, 2004, and was renewed on January 1, 2005, and 2006 (see Note 20 of the Notes to Consolidated Financial Statements for additional information). In 2003, covered events under the catastrophe reinsurance agreement were up to $30.0 million in excess of $15.0 million and the reinsures were AIG subsidiaries Transatlantic Reinsurance Company (16.7%) and National Union Insurance Company of Pittsburgh, PA (60%). The remaining 23.3% was reinsured by an unrelated entity.

Effective January 1, 2004, the 90% quota share reinsurance treaty covering the Company’s Personal Umbrella Policies (“PUP”) was amended so that the reinsurers were as follows: Swiss RE Underwriters - 55%, Hannover Ruckversicherungs - 35%. The treaty was renewed January 1, 2005 and 2006, with the same reinsurers and related participation rates.

The Company retains 100% of its auto policies and has no current reinsurance on its auto lines other than the catastrophe reinsurance agreement discussed above. The Company retains 10% of the exposure on its PUP policies.

The effect of reinsurance on premiums written and earned is as follows:

	2005		2004		2003
Years Ended December 31,	Written	Earned	Written	Earned	Written	Earned
Gross	$1,346,370	$1,357,730	$1,337,198	$1,318,417	$1,223,484	$1,177,705
Ceded	(4,952)	(4,793)	(4,814)	(4,747)	(4,854)	(5,028)
Net	$1,341,418	$1,352,937	$1,332,384	$1,313,670	$1,218,630	$1,172,677

Gross losses and loss adjustment expenses have been reduced by reinsurance ceded as follows:

Years Ended December 31,	2005	2004	2003
Gross losses and LAE incurred	$1,002,342	$997,612	$966,512
Ceded losses and LAE incurred	(3,409)	(3,771)	(4,201)
Net losses and LAE incurred	$998,933	$993,841	$962,311

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company has both funded and unfunded non-contributory defined benefit pension plans, which together cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded non-qualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. For other eligible employees, the pension benefits are based on employees’ compensation during all years of service. The Company’s funding policy is to make annual contributions as required by applicable regulations. In 2005, 2004, and 2003, the Company made additional contributions to fully fund the accumulated benefit obligation of its qualified plan.

Other information regarding the Company’s defined benefit pension plans follows:

Years Ended December 31,	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$116,475	$100,933
Service cost	6,860	6,493
Interest cost	7,297	6,639
Plan amendments	831	—
Actuarial loss	4,737	4,873
Benefits paid	(2,587)	(2,463)
Projected benefit obligation at end of year	$133,613	$116,475
Change in plan assets:
Fair value of plan assets at beginning of year	$86,585	$77,099
Actual return on plan assets net of expenses	6,282	9,290
Employer contributions	9,964	2,659
Benefits paid	(2,587)	(2,463)
Fair value of plan assets at end of year	$100,244	$86,585
Reconciliation of funded status:
Funded status	$(33,369)	$(29,890)
Unrecognized net loss	39,735	36,267
Unrecognized prior service cost	1,333	678
Net pension asset recognized at year end	$7,699	$7,055
Amounts recognized in the balance sheet consist of:
Prepaid pension cost - qualified plan	$20,007	$16,610
Accrued benefit liability - non-qualified plan	(12,308)	(9,555)
Additional minimum liability - non-qualified plan	(4,191)	(3,285)
Intangible asset	1,302	643
Accumulated other comprehensive income, pre-tax	2,889	2,642
Net pension asset recognized at year end	$7,699	$7,055

The accumulated benefit obligation for all defined benefit pension plans was $113.7 million and $95.3 million at December 31, 2005 and 2004, respectively, of which 90.3% and 90.7%, respectively, were vested.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Information for the unfunded supplemental executive retirement plan, which has an accumulated benefit obligation in excess of plan assets, is as follows:

Years Ended December 31,	2005	2004
Projected benefit obligation	$22,702	$19,232
Accumulated benefit obligation	16,499	12,840
Fair value of plan assets	—	—

Net periodic benefit costs for all plans were as follows:

Years Ended December 31,	2005	2004	2003
Service cost	$6,860	$6,493	$4,607
Interest cost	7,297	6,638	5,627
Expected return on plan assets	(7,317)	(6,441)	(4,857)
Amortization of prior service cost	175	111	105
Amortization of net loss	1,923	2,163	2,012
Net periodic benefit cost	$8,938	$8,964	$7,494

Additional information

The increase (decrease) in minimum liability included in accumulated other comprehensive income, net of deferred income taxes, for the years ended December 31, 2005 and 2004 was $0.2 million and $(0.5) million, respectively.

Assumptions

December 31,	2005	2004
Weighted-average assumptions used to determine the benefit obligations:
Discount rate	5.65%	6.00%
Rate of compensation increase	4.60%	4.60%

Years Ended December 31,	2005	2004	2003
Weighted-average assumptions used to determine the net cost:
Discount rate	6.00%	6.10%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compenation increase	4.60%	4.60%	5.60%

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Plan Assets
The Company’s pension plan weighted-average asset allocations for 2005 and 2004, and target allocation for 2006, by asset category are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2005	2004	2006
Equity Securities	70%	76%	66-84%
Debt Securities	20	21	22-28
Other	10	3	0-12
Total	100%	100%

The Company’s pension plan assets are managed by outside investment managers. The Company’s investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities.

Pension Plan Contributions
The Company contributed $2.7 million and $7.0 million to its pension plans in 2004 and 2003, respectively. After consideration of currently available information, the Company contributed $9.0 million to its qualified defined benefit pension plan in 2005. Based on current assumptions, the Company does not expect to be required to contribute to its qualified plan in 2006. However, the amount and timing of future contributions to the Company’s qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2006.

Estimated Future Benefit Payments
Benefit payments for the Company’s defined benefit pension plans, which reflect expected future service, are expected to be paid as follows:

Years Ended December 31,	Pension Plan and Benefit Payments
2006	$3,060
2007	3,329
2008	3,843
2009	4,192
2010	4,951
2011-2015	49,191
Total	$68,566

Defined Contribution Plans
The Company sponsors a contributory savings and security plan for eligible employees and officers. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee’s compensation or the amount contributed by the employee up to the maximum allowable under IRS regulations. Company matching contributions charged against operations were $5.0 million, $4.9 million, and $4.4 million in 2005, 2004 and 2003, respectively. The plan offers a variety of investment types among which employees exercise complete discretion as to choice and investment duration.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contractual Commitments
The Company leases office space in Woodland Hills, California. The lease for the Company’s corporate office expires in February 2015 and may be renewed for two consecutive five-year periods.

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The leaseback transaction has been accounted for as a capital lease. In November 2005, the Company subleased a portion of the seventh floor of the Woodland Hills Headquarters building and recorded an impairment charge as discussed in Note 2.

The Company also leases automobiles, office and telecom equipment as well as office space in several other locations, primarily for claims services. The Company also has software license agreements with terms greater than one year. Minimum amounts due under the Company’s noncancelable commitments at December 31, 2005 are as follows:

Years Ended December 31,	Software Commitments	Operating[2] Leases	Capital Leases
2006	$6,117	$21,679	$14,765
2007	2,374	17,793	14,510
2008	2,697	15,113	362
2009	1,553	14,412	139
2010	1,553	15,464	11
Thereafter	7,035	59,862	—
Total	$21,329	$144,323	29,787
Less: amount representing interest			(1,712)
Present value of minimum lease payments			$28,075

The following table summarizes total rental and licensing expense charged to operations:

Years Ended December 31,	2005	2004	2003
Facilities	$16,869	$14,925	$15,257
Equipment and other	4,557	4,338	2,627
Software related	8,667	7,896	5,394
Sublease income	(408)	(385)	(301)
Total	$29,685	$26,774	$22,977

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

______________________________

[2]	Includes total amounts due to the Company under current sublease agreement of approximately $1.1 million.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The complaint sought injunctive and unspecified restitutionary relief against the Company under Business and Professions Code Sec. 17200 for alleged unfair business practices in violation of California Insurance Code Sec. 1861.02(c) relating to Company rating practices. Based on California’s Proposition 64, passed in November 2004, the court granted the Company’s motion to dismiss the complaint, but allowed the addition of a second plaintiff, Leacy. The court stayed discovery in this litigation pending appellate court decisions involving similar issues by other parties. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner’s claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera concluded on December 9, 2005, on his claims for bad faith, emotional distress, punitive damages and attorney fees. A jury found he sustained no damages as to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment plus post-judgment interest, which currently totals $1.5 million.

Insurance Company cases (Ramona Goldenburg) was originally filed as Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group. The original action was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that 21st Century uses “biased” software in determining the value of total-loss automobiles. Specifically, Plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. A court-ordered appraisal of Speck’s vehicle was favorable to the Company and Ramona Goldenberg was substituted as a Plaintiff, replacing Speck. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the pleading stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Thomas Theis, on his own behalf and on behalf of all others similarly situated v. 21st Century Insurance was filed on June 17, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company used a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area and the adjusted amount is “predetermined” and “biased.” This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. Depositions have recently been taken and the Company intends to vigorously defend the suit. This matter is in the discovery stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

Silvia Quintana, on her own behalf and on behalf of all others similarly situated v. 21st Century Insurance was filed on November 16, 2005. This purported class action, filed in San Diego, names the Company in four causes of action: 1) violation of B&P Section 17200, 2) conversion, 3) unjust enrichment and, 4) declaratory relief. Silvia Quintana alleges that the Company’s demand for reimbursement of the medical payments it made to her pursuant to her insurance contract violates the “made-whole rule.” The Company anticipates that if the matter survives the initial pleading stage, it will be consolidated, for discovery and pre-trial motions, with actions alleging similar facts against other insurers. This matter is in the initial stages of pleading and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

NOTE 13. CAPITAL STOCK AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Effective December 4, 2003, the Company changed its state of incorporation from California to Delaware. In connection with the change, the Company’s stock was assigned a par value of $0.001 per share, resulting in a reclassification of $419.9 million from common stock to additional paid-in capital. There was no impact to the Company’s financial condition or results of operations as a result of the reincorporation.

The Company is authorized to issue up to 500,000 shares of preferred stock, $1 par value, and 376,126 shares of Series A convertible preferred stock, $1 par value, none of which were outstanding at December 31, 2005 or 2004.

As of December 31, 2005 and 2004, there were 85,933,960 and 85,489,061 shares of the Company’s common stock outstanding, respectively. No shares were repurchased in 2005 or 2004.

Accumulated other comprehensive income is a component of stockholders’ equity and includes all changes in unrealized appreciation and depreciation; reclassification adjustments for investment losses and gains included in net income; and changes in minimum pension liability in excess of unamortized prior service cost.

A summary of accumulated other comprehensive income follows:

December 31,	2005	2004
Net unrealized (losses) gains on available-for-sale investments, net of deferred income taxes of $(4,579) and of $7,760	$(8,504)	$14,412
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $1,011 and of $925	(1,878)	(1,717)
Total accumulated other comprehensive (loss) income	$(10,382)	$12,695

Net change in accumulated other comprehensive income (loss) follows:

Years Ended December 31,	2005	2004	2003
Unrealized holding (losses) gains arising during the period, net of tax benefit (expense) of $13,357, $804, and $(3,833), respectively	$(24,806)	$(1,493)	$7,116
Reclassification adjustment for investment losses (gains) included in net income, net of tax benefit (expense) of $1,018, $(4,089), and $(4,667), respectively	1,890	(7,592)	(8,666)
Change in minimum pension liability in excess of unamortized prior service cost, net of deferred income tax benefit (expense) of $86, $(123), and $245, respectively	(161)	228	(455)
Total	$(23,077)	$(8,857)	$(2,005)

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

At December 31, 2005, 4,244,982 stock options remain available for future grants under the 2004 Plan. Options granted to employees generally have ten-year terms and vest over various periods, generally three years. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company at that time. Currently, the Company uses the intrinsic-value method to account for stock-based compensation paid to employees for their services.

A summary of securities issuable and issued for the Company’s stock option plans and the Restricted Shares Plan at December 31, 2005, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan	Restricted Shares Plan
Total securities authorized	10,000	4,000	1,422
Number of securities issued	(886)	—	(1,144)
Number of securities issuable upon the exercise of all outstanding options and rights	(6,975)	(1,894)	—
Number of securities forfeited	(2,425)	—	—
Number of securities forfeited and returned to plan	2,425	—	162
Unused options assumed by 2004 Stock Option Plan	(2,139)	2,139	—
Number of securities remaining available for future grants under each plan	—	4,245	440

A summary of the Company’s stock option activity and related information follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding January 1, 2003	5,141,900	$18.77
Granted in 2003	1,801,556	12.03
Exercised in 2003	—	—
Forfeited in 2003	(199,538)	17.07
Options outstanding December 31, 2003	6,743,918	$17.05
Granted in 2004	1,799,034	14.23
Exercised in 2004	(49,056)	13.94
Forfeited in 2004	(385,338)	16.07
Options outstanding December 31, 2004	8,108,558	$16.49
Granted in 2005	1,725,123	14.19
Exercised in 2005	(360,883)	15.16
Forfeited in 2005	(601,587)	14.69
Expired in 2005	(2,000)	13.00
Options outstanding December 31, 2005	8,869,211	$16.22

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table summarizes exercisable and non-vested options as of December 31 for the years presented.

AMOUNTS IN THOUSANDS, EXCEPT FOR PRICES December 31,	2005	2004	2003
Total options outstanding	8,869	8,108	6,743
Non-vested options	(3,097)	(3,040)	(2,882)
Exercisable options	5,772	5,068	3,861
Weighted average exercise price for exercisable options	$17.49	$18.21	$19.36

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$11.68 -$13.00	1,474,419	7.4 Years	$11.86	901,972	$11.77
13.01 - 15.00	2,998,373	8.7 Years	14.28	473,797	14.41
15.01 - 17.00	1,372,777	6.1 Years	16.13	1,372,777	16.13
17.01 - 19.00	1,804,810	4.7 Years	18.05	1,804,810	18.05
19.01 - 22.00	432,582	1.2 Years	20.38	432,582	20.38
22.01 - 29.25	786,250	3.4 Years	25.43	786,250	25.43
$11.68 -$29.25	8,869,211	6.4 Years	16.22	5,772,188	17.49

The weighted average fair value for options granted during 2005, 2004 and 2003 was $4.74, $5.95, and $4.80, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2005	2004	2003
Risk-free interest rate:
Minimum	3.74%	3.43%	2.65%
Maximum	4.28%	4.24%	3.75%
Dividend yield	1.13%	0.56%	0.67%

Volatility factor of the expected market price of the Company’s common stock:
Minimum	0.29	0.33	0.38
Maximum	0.32	0.41	0.40
Weighted-average expected life of the options	6 Years	6 Years	6 Years

Restricted Shares Plan
The Restricted Shares Plan, which was approved by the Company’s stockholders, currently authorizes grants of up to 1,421,920 shares of common stock to be made available to key employees. In general, twenty percent of the number of shares granted vest on the anniversary date of each of the five years following the year of grant. Total amortization expense relating to the Restricted Shares Plan was $0.3 million, $0.6 million, and $0.4 million in 2005, 2004 and 2003, respectively. Unamortized deferred compensation in connection with outstanding restricted stock grants totaled $1.0 million, $0.1 million, and $0.7 million at the end of 2005, 2004 and 2003, respectively.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

A summary of activity under the Restricted Shares Plan from 2003 through 2005 follows:

	Common Shares	Average Market Price Per Share on Date of Grant
Outstanding, January 1, 2003	60,238
Granted in 2003	4,000	$14.45
Vested and distributed in 2003	(19,345)
Outstanding, December 31, 2003	44,893
Granted in 2004	4,500	$13.67
Vested and distributed in 2004	(33,137)
Outstanding, December 31, 2004	16,256
Granted in 2005	89,945	$14.09
Vested and distributed in 2005	(13,256)
Forfeited in 2005	(5,929)
Outstanding, December 31, 2005	87,016

NOTE 15. STATUTORY FINANCIAL DATA

Statutory surplus and statutory net income for the Company’s insurance subsidiaries were as follows:

Years Ended December 31,	2005	2004	2003
Statutory surplus	$704,671	$614,893	$535,026
Statutory net income	113,523	110,339	76,063

The Company’s insurance subsidiaries file financial statements prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by domestic insurance regulatory agencies. The Company’s financial statements are prepared in accordance with GAAP and differ from amounts reported under SAP primarily as a result of the following:

•
Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned under GAAP, rather than expensed as incurred, as required by SAP.

•
Certain assets are included in the GAAP consolidated balance sheets, but are charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, intercompany balances due from the parent, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

•
Amounts related to ceded reinsurance, such as prepaid reinsurance premiums and reinsurance recoverables, are shown gross, rather than netted against unearned premium reserves and LAE reserves, respectively, as required by SAP.

•
Investments, which are classified as available-for-sale, are reported at fair values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP. Equity securities are reported at fair values, which may differ from the NAIC market values as required by SAP.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table reconciles consolidated GAAP net income to statutory net income.

Years Ended December 31,	2005	2004	2003
Net income - GAAP basis	$87,426	$88,225	$53,575
Deferred federal income tax expense	16,800	23,130	24,323
Change in deferred policy acquisition costs	(1,180)	(5,680)	(6,889)
Net loss from non-insurance entities	9,754	634	2,369
Other, net	723	4,030	2,685
Net income - SAP basis	$113,523	$110,339	$76,063

The following table reconciles stockholders’ equity to statutory surplus.

December 31,	2005	2004
Stockholders’ equity - GAAP	$829,972	$774,401
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(24,185)	(34,834)
Deferred gain under capital lease transactions	(914)	(610)
Capital lease obligation	28,074	38,405
Non admitted net deferred tax assets	(34,936)	(67,260)
Net deferred tax assets relating to items nonadmitted under SAP	38,544	50,712
Intercompany receivables	(57,683)	(19,917)
Fixed assets	(22,492)	(25,017)
Equity in non-insurance entities	26,798	8,082
Unrealized losses (gains) on investments	10,788	(21,709)
Deferred policy acquisition costs	(59,939)	(58,759)
Prepaid pension costs and intangible pension asset	(21,309)	(17,253)
Other prepaid expenses	(11,049)	(12,235)
Other, net	3,002	887
Statutory Surplus	$704,671	$614,893

The Company has estimated the risk-based capital requirements of each of its insurance subsidiaries as of December 31, 2005 in accordance with the guidelines issued by the National Association of Insurance Commissioners. Policyholders’ surplus for each of the Company’s insurance subsidiaries exceeded the highest level of minimum required capital.

The Company is also regulated by the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). Many transactions that are defined to be of an “extraordinary” nature may not be effected without the prior approval of the California Department of Insurance (“CDI”). In addition, there are limits on the insurance subsidiaries’ dividend paying capacity. In 2006, the Company estimates that one of its insurance subsidiaries has capacity to pay approximately $113.0 million in dividends to its parent without prior approval of the CDI.

On June 15, 2004 the CDI finalized its examination reports on the statutory financial statements for the Company’s two California-domiciled insurance subsidiaries for the three-year period ended December 31, 2002. The reports did not contain any findings or adjustments. The CDI and Texas Department of Insurance will examine the three-year period ended December 31, 2005 during 2006.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 16. NORTHRIDGE EARTHQUAKE

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. More than ninety-nine percent of the claims submitted and litigation brought against the Company as a result of California SB 1899 have been resolved. The Company’s loss and LAE reserve for SB 1899 claims were increased by approximately $0.4 million in the fourth quarter of 2005 based on a revised estimate of the cost of resolving the few remaining claims. The Company’s total loss and LAE reserves for SB 1899 claims as of December 31, 2005, 2004, and 2003 were $0.5 million, $4.0 million, and $14.2 million, respectively.

NOTE 17. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The summarized unaudited quarterly results of operations were as follows:

Quarters Ended	March 31,	June 30,	September 30,	December 31,
2005
Net premiums earned	$336,364	$336,845	$344,102	$335,626
Net investment income	17,037	17,006	17,042	18,011
Realized investment losses	(460)	(1,267)	(939)	(606)
Income before provision for income taxes	28,172	30,116	30,471	38,673
Net income	19,437	20,495	21,102	26,392
Basic earnings per share[3]	$0.23	$0.24	$0.25	$0.31
2004
Net premiums earned	$318,220	$327,021	$333,440	$334,989
Net investment income	13,146	14,315	15,118	16,252
Realized investment gains (losses)	7,646	1,337	(162)	2,010
Income before provision for income taxes	29,182	31,306	29,113	32,692
Net income	19,825	21,374	24,559	22,467
Basic earnings per share[3]	$0.23	$0.25	$0.29	$0.26

Third quarter 2004 results were increased by $4.9 million due to the effect of recent California legislation relating to holding company taxes on dividends from insurance subsidiaries (see additional discussion in Note 5 of the Notes to Consolidated Financial Statements).

NOTE 18. SEGMENT INFORMATION

The Company’s “Personal Auto Lines” reportable segment primarily markets and underwrites personal auto, motorcycle and personal umbrella insurance. The Company’s “Homeowner and Earthquake Lines in Runoff” reportable segment, which is in runoff, manages the wind-down of the Company’s homeowner and earthquake programs. The Company has not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). The FAIR Plan is a state administered pool of difficult to insure homeowners exposures. Each participating insurer is allocated a percentage of the total premiums written and losses and LAE incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on the pool from two years prior. Since the Company ceased writing homeowners business in 2002, the Company no longer receives assignments for plan years beyond 2004, but continues to participate in prior plan year activity, which is in runoff.

______________________________

[3]	Basic and diluted amounts are the same for all periods presented.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments for the years ended December 31.

AMOUNTS IN THOUSANDS	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff[4]	Total
2005
Net premiums earned	$1,352,928	$9	$1,352,937
Depreciation and amortization expense	33,744	16	33,760
Segment profit (loss)	71,995	(2,325)	69,670

2004
Net premiums earned	$1,313,551	$119	$1,313,670
Depreciation and amortization expense	22,156	104	22,260
Segment profit (loss)	63,972	(2,714)	61,258

2003
Net premiums earned	$1,172,679	$(2)	$1,172,677
Depreciation and amortization expense	19,886	320	20,206
Segment profit (loss)	41,006	(40,175)	831

The following table reconciles our total segment profit to our consolidated income before provision for income taxes for the years ended December 31:

AMOUNTS IN THOUSANDS	2005	2004	2003
Segment profit	$69,670	$61,258	$831
Net investment income	69,096	58,831	45,833
Net realized investment (losses) gains	(3,272)	10,831	13,177
Other income	367	—	14,777
Other expenses	(410)	—	—
Interest and fees expense	(8,019)	(8,627)	(3,471)
Income before provision for income taxes	$127,432	$122,293	$71,147

Personal Auto Lines. Personal automobile insurance is our primary line of business. The growth in segment profit for the personal auto lines in 2005, 2004, and 2003 was due to an increase in the number of insured vehicles, a rate increase in 2003 and favorable claim frequency.

Homeowner and Earthquake Lines in Runoff. The significant segment loss for the homeowner and earthquake lines in runoff relates to adverse earthquake development stemming from the claims submitted and litigation brought against the Company as a result of SB 1899. See Notes 8 and 16 of the Notes to Consolidated Financial Statements.

______________________________

[4]	Segment revenue represents premiums earned as a result of the Company’s participation in the California FAIR Plan.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 19. VARIABLE INTEREST ENTITIES

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

The Company has decided to purchase investments that provide housing and other services to economically disadvantaged communities. To that end, the Company is a voluntary member, along with other participating insurance organizations, of Impact Community Capital, LLC (“Impact”). Impact’s charter is to make loans and other investments in such communities.

The VIE structure provides a wider range of investment options through which insurance companies and other institutional investors can address the investment needs of these communities. The Company’s maximum participation in Impact C.I.L., LLC (“Impact C.I.L.”), a subsidiary of Impact and a VIE, is for up to 11.1% ($24.0 million) of $216.0 million of the entity’s funding activities. These commitments consist of a $4.8 million minimum investment and a $19.2 million guarantee of a warehouse lending facility. Potential losses are limited to the Company’s participation as well as associated operating fees. As of December 31, 2005, the Company’s pro rata share of these advances was approximately 11.1%, or $5.0 million and $5.1 million as of December 31, 2005 and 2004, respectively. Potential losses are limited to the Company’s participation as well as associated operating fees. The revolving member loan and the warehouse financing agreement do not significantly impact the Company’s liquidity or capital.

The Company is not the primary beneficiary of any of the VIEs as the Company has voting rights, beneficiary rights, obligations, and ownership in proportion to each of its Impact related investments, none of which exceeds 11.1%.

In addition to the above, the Company consistently held $6.2 million in other Impact related investments as of December 31, 2005 and 2004. Total Impact related investment income was $1.1 million, $0.8 million, and $0.7 million for the years ended 2005, 2004, and 2003, respectively.

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

Several subsidiaries of AIG together own approximately 62% of our outstanding common stock and three of the ten members of our Board of Directors are employees of AIG. Since 1995, the Company has entered into several transactions with AIG subsidiaries, including reinsurance agreements, insurance coverage contracts, and various services.

Reinsurance agreements - The Company’s catastrophe reinsurance agreement for its auto lines is provided by three participating entities, two of which are AIG subsidiaries. Together they reinsure any covered event up to $45.0 million in excess of $20.0 million effective January 1, 2004 (up to $30.0 million in excess of $15.0 million in 2003). This coverage was renewed effective January 1, 2005 and 2006 (see Note 10 of the Notes to Consolidated Financial Statements).

Total premiums ceded to AIG subsidiaries were $1.0 million, $1.1 million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Total reinsurance recoverables, net of payables, from AIG subsidiaries were $0.6 million and $1.5 million as of December 31, 2005 and 2004, respectively.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Corporate insurance coverage - The Company has obtained the following corporate insurance policies from AIG subsidiaries:

•	Workers’ compensation insurance
•	General liability insurance
•	Property insurance
•	Umbrella excess insurance
•	Fiduciary liability insurance
•	Fidelity insurance
•	Commercial auto insurance
•	Employment practices liability insurance

Errors and omissions insurance was carried with AIG through September 30, 2005.

Insurance expense attributable to AIG corporate insurance coverages was $2.9 million, $3.5 million, and $1.3 million for 2005, 2004, and 2003, respectively.

Investment management and investment accounting - In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management and investment accounting services to the Company. The fees are determined as a percentage of the average invested asset balance, and are classified with net investment income. This agreement was approved by the CDI. Investment management and accounting expense was $0.9 million, $0.9 million, and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Software and data processing - Through December 31, 2004, the Company utilized certain third party software and data processing monitoring tools under an agreement negotiated by AIG. Since January 1, 2005, the Company has negotiated its own contracts, and no longer incurs any software or data processing costs with AIG subsidiaries. Software and data processing expense was $0.3 million and $0.3 million in 2004 and 2003, respectively. There was no expense in 2005.

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

Based on their evaluation of the effectiveness of 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people.

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information related to directors, executive officers, and beneficial ownership required in Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

The Company has adopted Corporate Governance Guidelines and charters for its Audit Committee, Nominating and Corporate Governance Committee, and other Committees of its Board of Directors. It has also adopted a Code of Business Conduct covering all Employees and a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Financial Managers. Each of these documents is available on the Company’s web site, www.21st.com, and a copy will be mailed upon request from the Company’s Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-673-3996). The Company intends to disclose any amendments to, or waivers of, the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s web site, at www.21st.com under the “About Us” caption, promptly following the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under equity compensation plans at December 31, 2005 are as follows:

	COLUMN A	COLUMN B	COLUMN C

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (in thousands)
Equity compensation plans approved by stockholders	8,869	$ 16.22	4,245
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	8,869	$ 16.22	4,245

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Information in response to Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K. All related party transactions, which require disclosure, are included in the Management’s Discussion and Analysis or the Notes to Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

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

Schedule II - Condensed Financial Information of Registrant	83

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

(b) EXHIBITS REQUIRED
The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 15 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description of Exhibit	Location
3(i)	Certificate of Incorporation of the Company.	Information Statement on Form DEF 14C (filed with SEC on November 13, 2003; Appendix B therein).
3(ii)	By-laws of the Company.	Information Statement on Form DEF 14C (filed with SEC on November 13, 2003; Appendix C therein).
4.1	Indenture, dated December 9, 2003, between 21st Century Insurance Group and The Bank of New York, as trustee.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 4.1 therein).
4.2	Exchange and Registration Rights Agreement, dated December 9, 2003.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 4.2 therein).
10(a)	Amendment to Registrant’s Restricted Shares Plan.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(a) therein).
10(b)	Split Dollar Insurance Agreement between Registrant and Stanley M. Burke, as trustee of the 1983 Foster Insurance Trust.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(b) therein).
10(c)	Registrant’s Supplemental Executive Retirement Plan as amended.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(h) therein).
10(d)	Registrant’s Pension Plan, 1994 Amendment and Restatement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(i) therein).
10(e)	Investment and Strategic Alliance Agreement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(c) therein).
10(f)	Amendment to the Investment and Strategic Alliance Agreement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(d) therein).
10(g)	Registrant’s 1995 Stock Option Plan incorporated herein by reference from the Registrant’s Form S-8 dated July 26, 1995.	Securities Offered on Form S-8 (filed with SEC on July 28, 1995 therein).
10(h)	Amendment to Registrant’s 1995 Stock Option Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 18, 1997 therein).
10(i)	Short Term Incentive Plan.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(i) therein).
10(j)	Amendment to Registrant’s 1995 Stock Option Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 27, 2001 therein).
10(k)	Registrant’s Savings and Security Plan.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(j) therein).
10(l)	Lease Agreements for Registrant’s Principal Offices substantially in the form of this Exhibit.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(l) therein).
10(m)	Forms of Amended and Restated Stock Option Agreements.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(m) therein).
10(n)	Form of Restricted Shares Agreement.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(n) therein).
10(o)	Retention agreement substantially in the form of this exhibit for executives Richard A. Andre, Michael J. Cassanego, and Dean E. Stark.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(o) therein).

Exhibit No.	Description of Exhibit	Location
10(p)	Sale and Leaseback Agreement between 21st Century Insurance Company and General Electric Capital Corporation, for itself, and as agent for Certain Participants, as amended, dated December 31, 2002.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(p) therein).
10(q)	Registrant’s 2004 Stock Option Plan incorporated herein by reference from the Registrant’s DEF 14A dated April 21, 2004.	Proxy Statement on Form DEF 14A (filed with SEC on April 21, 2004 therein).
10(r)	Summary of Director Compensation.	Filed herewith.
10(s)	Chief Executive Officer Short Term Incentive Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 21, 2004 therein).
10(t)	Retention Agreement between Lawrence P. Bascom, CFO, and 21st Century Insurance Group, dated November 29, 2004.	Current Report on Form 8-K (filed with SEC on December 1, 2004; Exhibit 10.1 therein).
10(u)	License Agreement between Registrant and Century 21 Real Estate Corporation, dated November 30, 2004.	Current Report on Form 8-K (filed with SEC on December 9, 2004; Exhibit 10.1 therein).
10(v)	Amendments to Lease Agreements for Registrant’s Principal.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(v) therein).
10(w)	Registrant’s Supplemental Pension Plan, Restatement No. 1, effective as of January 1, 1996.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(w) therein).
10(x)	Supplemental 401(k) Plan, of 21st Century Insurance Company, Amendment and Restatement dated January 1, 2001 and Amendment dated January 1, 2004.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(x) therein).
10(y)	Registrant’s Executive Medical Reimbursement Plan.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(z) therein).
10(z)	Retention Agreement between Bruce Marlow, President and CEO, and 21st Century Insurance Group, dated September 14, 2005.	Current Report on Form 8-K (filed with SEC on September 19, 2005; Exhibit 10.1 therein).
14	Code of Ethics.	Filed herewith.
21	Subsidiaries of Registrant.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 21 therein).
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

AMOUNTS IN THOUSANDS
December 31,	2005	2004
Assets
Cash	$2,667	$1,693
Fixed maturity investments available-for-sale, at fair value (amortized cost: $14,648 and $14,681)	14,197	14,510
Accounts receivable from subsidiaries	7,429	—
Investment in unconsolidated insurance subsidiaries, at equity	858,144	784,348
Property and equipment, at cost less accumulated depreciation of $35,498 and $23,769, including software leased to a subsidiary of $106,741 and $100,498 (net of accumulated depreciation of $34,960 and $23,108, respectively)	106,741	100,525
Other assets	3,296	2,103
Total assets	$992,474	$903,179
Liabilities and stockholders’ equity
Senior notes	$99,897	$99,884
Term loan due to subsidiary	58,000	18,000
Other liabilities	4,605	9,088
Accounts payable to subsidiaries	—	1,806
Total liabilities	162,502	128,778
Stockholders’ equity	829,972	774,401
Total liabilities and stockholders’ equity	$992,474	$903,179

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS
Years Ended December 31,	2005	2004	2003
Revenues
Rental income from software lease to subsidiary	$8,151	$6,735	$—
Interest and other income	708	326	708
Total revenues	8,859	7,061	708
Expenses
Loan interest and fees	7,302	6,035	378
Depreciation expense	12,311	5,017	—
Other expenses	3,776	3,867	3,114
Total expenses	23,389	14,919	3,492
Loss before provision for income taxes	(14,530)	(7,858)	(2,784)
Provision for income taxes	(5,267)	(7,267)	(415)
Net loss before equity in undistributed loss of subsidiaries	(9,263)	(591)	(2,369)
Equity in undistributed income of subsidiaries	96,689	88,816	55,944
Net income	$87,426	$88,225	$53,575

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS
Years Ended December 31,	2005	2004	2003
Net cash provided by (used in) operating activities	$15,495	$22,133	$(2,912)
Investing activities
Capital contributed to subsidiaries	—	—	(37,917)
Net (purchases of) proceeds from investments available-for-sale	—	(14,768)	1,000
Net (purchases of) proceeds from property and equipment	(18,686)	(22,960)	3,641
Net cash used in investing activities	(18,686)	(37,728)	(33,276)
Financing activities
Proceeds from exercise of options	4,649	576	—
Proceeds from senior notes	—	—	99,871
Proceeds from term loan due to subsidiary	40,000	18,000	—
Payment of debt issuance costs	—	—	(650)
Advance from subsidiary	—	—	9,300
Repayment of advance from subsidiary	(26,760)	(17,103)	(47,083)
Dividends paid	(13,724)	(8,546)	(6,835)
Net cash provided by (used in) financing activities	4,165	(7,073)	54,603
Net increase (decrease) in cash	974	(22,668)	18,415
Cash, beginning of year	1,693	24,361	5,946
Cash, end of year	$2,667	$1,693	$24,361

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 2005

NOTE A. BASIS OF PRESENTATION

21st Century Insurance Group’s (the “Registrant”) investment in subsidiaries is stated at cost plus equity in undistributed income (loss) of subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of 21st Century Insurance Group and subsidiaries included in the Registrant’s 2005 Annual Report on Form 10-K.

The balance sheets of the Registrant include accounts receivable from, or payable to, its subsidiaries, the investment in unconsolidated subsidiaries, and term loans due to subsidiary. These balances are eliminated in the related consolidated financial statements.

The Registrant includes in its statement of operations equity in undistributed income of subsidiaries, which represents the net income of each of its wholly-owned subsidiaries. The Registrant also leases certain software to its subsidiaries and receives rental income. The base amount upon which monthly rent is calculated is the cost of the software acquired. Interest at a rate of 7.02% is then charged to the subsidiaries. In addition, loan interest is charged to the Registrant by its subsidiary for a series of term loans drawn under a term loan line made available by the subsidiary. All of these transactions (undistributed income of subsidiaries, rental income and interest expense on term loan due to subsidiary) are eliminated in the related consolidated financial statements.

NOTE B. SENIOR NOTES AND TERM LOANS DUE TO SUBSIDIARY

Senior Notes. Senior notes in the amount of $100.0 million net of discount are due and payable in 2013. Interest accrues at 5.9% per annum and is payable semi-annually. The Registrant used the funds from the senior notes to contribute capital to one of its insurance subsidiaries and for other long-term purposes. Future commitments to repay the senior note and interest are as follows: 2006 - 2012 - $5.9 million per annum; 2013 - $105.9 million.

Term Loans Due to Subsidiary. An intercompany term loan line was structured in October 2004. Under the original terms of this term loan line agreement, the Registrant’s subsidiary (21st Century Insurance Company) made funds available to the Registrant, which could draw up to $40.0 million under the line. Proceeds from the loan were used to provide working capital for projects to modify, update and improve information technology for use by the Registrant and its affiliates, and other purposes.

The term of the term loan line is twelve months with automatic renewal, while the note’s term is three years. The effective interest rate on the notes is the three-year Applicable Federal Rate (“AFR”) at the time of a draw, plus a margin of 1.58%. The AFR is the minimum interest rate under tax law that avoids the IRS below-market interest loan rules. Interest is accrued and payable at the end of the term of the note.

In December 2004, the Registrant made an initial $18.0 million draw on the intercompany term loan line. Under this agreement, the Registrant made $15.0 in additional draws during 2005.

In December 2005, an amendment was approved by the California Department of Insurance that increased the maximum draw amount from $40.0 million to $150.0 million. The Registrant then drew an additional $25.0 million bringing the total intercompany term loan balance to $58.0 million with interest rates varying from 4.06% to 5.92%. Interest expense on the term loan due to the subsidiary for the year ended December 31, 2005 was $1.3 million. No significant interest expense was payable at December 31, 2004. Future commitments to repay the intercompany term loan are as follows: 2007 - $20.3 million; 2008 - $47.0 million.

The Registrant has also guaranteed the obligation under capital lease of 21st Century Insurance Company.

SCHEDULE II
21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 2005

NOTE C. COMMITMENTS AND CONTINGENCIES

The Registrant has guaranteed the obligation under capital auto lease of 21st Century Insurance Company. The Registrant is also party to a number of operating leases for occupied premises and software commitments. The Company’s noncancelable commitments at December 31, 2005 are included in Note 12 of the Notes to Consolidated Financial Statements.

SIGNATURES OF OFFICERS AND BOARD OF DIRECTORS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2006	21ST CENTURY INSURANCE GROUP
(Registrant)
By: /s/ Bruce W. Marlow
Bruce W. Marlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 23rd of February 2006.

Signature	Title
/s/ Bruce W. Marlow
Bruce W. Marlow	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lawrence P. Bascom
Lawrence P. Bascom	Sr. Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert M. Sandler
Robert M. Sandler	Chairman of the Board

/s/ Steven J. Bensinger
Steven J. Bensinger	Director

/s/ John B. De Nault, III
John B. De Nault, III	Director

/s/ Carlene M. Ellis
Carlene M. Ellis	Director

/s/ R. Scott Foster, M.D.
R. Scott Foster, M.D.	Director

/s/ Roxani M. Gillespie
Roxani M. Gillespie	Director

/s/ Jeffrey L. Hayman
Jeffrey L. Hayman	Director

/s/ Phillip L. Isenberg
Phillip L. Isenberg	Director

/s/ Keith W. Renken
Keith W. Renken	Director