Form 10-Q
period 2006-03-31
21ST CENTURY INSURANCE GROUP
filed 2006-04-27
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐    No   ☒

The number of shares outstanding of the issuer’s common stock as of April 12, 2006 was 86,107,238.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	March 31, 2006	December 31, 2005
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,467,093 and $1,365,948)	$1,434,761	$1,354,707
Equity securities available-for-sale, at fair value (cost: $848 and $49,210)	850	47,367
Total investments	1,435,611	1,402,074
Cash and cash equivalents	35,146	68,668
Accrued investment income	17,333	16,585
Premiums receivable	107,231	100,900
Reinsurance receivables and recoverables	6,223	6,539
Prepaid reinsurance premiums	2,023	1,946
Deferred income taxes	59,307	56,209
Deferred policy acquisition costs	62,919	59,939
Leased property under capital lease, net of deferred gain of $1,423 and $1,534 and net of accumulated amortization of $38,273 and $36,995	21,587	22,651
Property and equipment, at cost less accumulated depreciation of $94,976 and $89,595	147,047	145,811
Other assets	42,183	38,907
Total assets	$1,936,610	$1,920,229
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$508,428	$523,835
Unearned premiums	331,152	319,676
Debt	124,796	127,972
Claims checks payable	40,609	42,681
Reinsurance payable	755	643
Other liabilities	94,057	75,450
Total liabilities	1,099,797	1,090,257

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued 86,101,668 and 85,939,889	86	86
Additional paid-in capital	430, 360	425,454
Treasury stock, at cost; 5,929 shares	(84)	(84)
Retained earnings	429,343	414,898
Accumulated other comprehensive loss	(22,892)	(10,382)
Total stockholders’ equity	836,813	829,972
Total liabilities and stockholders’ equity	$1,936,610	$1,920,229

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Three Months Ended March 31,	2006	2005
Revenues
Net premiums earned	$325,824	$336,364
Net investment income	17,755	17,037
Net realized investment losses	(1,067)	(460)
Total revenues	342,512	352,941
Losses and expenses
Net losses and loss adjustment expenses	236,496	251,031
Policy acquisition costs	59,333	64,323
Other underwriting expenses	12,600	7,358
Interest and fees expense	1,898	2,057
Total losses and expenses	310,327	324,769
Income before provision for income taxes	32,185	28,172
Provision for income taxes	10,868	8,735
Net income	$21,317	$19,437

Earnings per common share
Basic and diluted	$0.25	$0.23
Weighted-average shares outstanding – basic	85,868,878	85,520,909
Weighted-average shares outstanding – diluted	86,517,163	85,714,469

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
	Common Stock
		$0.001 par value
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Issued Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings		Accumulated Other Comprehensive Loss		Total
Balance - January 1, 2006	85,939,889	$86	$425,454	$(84)	$414,898		$(10,382)		$829,972
Comprehensive income (loss)					21,317	(1)	(12,510	) (2)	8,807
Cash dividends declared on common stock ($0.08 per share)					(6,872)				(6,872)
Exercise of stock options	58,229		718						718
Issuance of restricted stock	103,550								—
Stock-based compensation cost			4,099						4,099
Excess tax benefits of stock-based compensation			89						89
Balance - March 31, 2006	86,101,668	$86	$430,360	$(84)	$429,343		$(22,892)		$836,813

(1) Net income for the three months ended March 31, 2006.

(2) Net change in accumulated other comprehensive loss follows:

Three Months Ended March 31,2006
Unrealized holding losses arising during the period, net of tax benefit of $(7,109)	$(13,204)
Reclassification adjustment for investment losses included in net income, net of tax expense of $373	694
Total	$(12,510)

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Three Months Ended March 31,	2006	2005
Operating activities
Net income	$21,317	$19,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,661	6,602
Net amortization of investment premiums and discounts	2,007	2,371
Stock-based compensation cost	4,099	34
Provision for deferred income taxes	2,820	3,459
Realized losses on sale of investments	1,067	460
Changes in assets and liabilities
Premiums receivable	(6,331)	(8,496)
Deferred policy acquisition costs	(2,980)	(8,636)
Reinsurance receivables and recoverables	352	1,181
Federal income taxes	4,529	10,407
Other assets	(2,880)	2,883
Unpaid losses and loss adjustment expenses	(15,407)	(5,371)
Unearned premiums	11,476	14,579
Claims checks payable	(2,072)	1,277
Other liabilities	14,079	(743)
Net cash provided by operating activities	38,737	39,444
Investing activities
Purchases of:
Fixed maturity investments available-for-sale	(146,738)	(31,759)
Equity securities available-for-sale	(35,627)	(70,902)
Property and equipment	(6,627)	(7,629)
Maturities and calls of fixed maturity investments available-for-sale	21,139	10,775
Sales of:
Fixed maturity investments available-for-sale	21,022	2,196
Equity securities available-for-sale	83,989	69,539
Net cash used in investing activities	(62,842)	(27,780)
Financing activities
Repayment of debt	(3,352)	(2,954)
Dividends paid (per share: $0.08 and $0.04)	(6,872)	(3,422)
Proceeds from the exercise of stock options	718	1,308
Excess tax benefits from stock-based compensation	89	—
Net cash used in financing activities	(9,417)	(5,068)

Net (decrease) increase in cash and cash equivalents	(33,522)	6,596

Cash and cash equivalents, beginning of period	68,668	34,697
Cash and cash equivalents, end of period	$35,146	$41,293

Supplemental information:
Income taxes paid	$3,519	$6,784
Interest paid	388	547

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 1. FINANCIAL STATEMENT PRESENTATION

General
21st Century Insurance Group and subsidiaries (the “Company”) prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

These unaudited condensed consolidated financial statements include all adjustments (including normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the remaining interim periods or the year as a whole.

Certain prior period balances have been reclassified to conform to the current period presentation.

Earnings Per Share (“EPS”)
For each of the quarters ended March 31, 2006 and 2005, the numerator for the calculation of both basic and diluted earnings per share is equal to net income reported for that period. The difference between basic and diluted EPS denominators is due to dilutive common stock equivalents (stock options and restricted stock). Basic earnings per share excludes dilution and reflects net income divided by the weighted-average shares of common stock outstanding during the periods presented. The denominator for the computation of basic EPS was 85,868,878 shares and 85,520,909 for the three months ended March 31, 2006 and 2005, respectively.

Diluted earnings per share is based upon the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method. For the three months ended March 31, 2006 and 2005, this amounted to 86,517,163 shares and 85,714,469 shares, respectively, which include 648,285 and 193,560 dilutive common stock equivalents, respectively.

Options to purchase an aggregate of 4,552,553 and 7,208,291 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock for each respective period. These options expire at various points in time through 2016.

Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. (“FAS”) 123, Accounting for Stock-Based Compensation. Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods; however, stock-based compensation was included as a pro forma disclosure in the consolidated financial statement footnotes.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Effective January 1, 2006, the Company adopted FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Determining the fair value of share-based awards at the grant date requires judgment in estimating the volatility and dividends over the expected term that the stock options will be outstanding prior to exercise. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted.

Recent Accounting Standards
Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, becomes effective January 1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company is currently assessing the effect of implementing this guidance.

NOTE 2. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted FAS 123R and began recognizing the cost of all employee stock options on a straight-line basis over their respective vesting periods, net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, 2006 results include: (1) stock-based compensation cost related to stock options granted on or prior to, but not vested as of, December 31, 2005, based on the grant date fair value originally estimated for the pro forma disclosures in accordance with the original provisions of FAS 123 and (2) all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.

FAS 123R also prescribes the recognition of expense using the non-substantive vesting period approach for grants made after December 31, 2005. This expense attribution method requires recognition of compensation expense from the date of grant to the earlier of the vesting date or the date retirement eligibility is achieved for awards with retirement eligibility options. The use of the non-substantive vesting period approach will not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. The Company will continue to follow the nominal vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to January 1, 2006, and will accordingly recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date. This change resulted in the acceleration of $0.7 million expense for the three months ended March 31, 2006.

Stock-based awards are forfeited if officers and employees terminate prior to the vesting date. Any compensation cost previously recognized with respect to unvested stock awards is reversed in the period of forfeiture. Upon share option exercise or restricted share unit conversion, the Company issues new shares, unless the Company elects to use available treasury shares. The Company records forfeitures of restricted stock as treasury share repurchases.

Prior to the adoption of FAS 123R, the Company applied APB 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants in prior periods. Also, the Company previously presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Condensed Consolidated Statement of Cash Flows. FAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. First quarter 2006 results included $89 thousand of excess tax benefits as a financing cash inflow.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

2004 Stock Option Plan
The stockholders approved the 2004 Stock Option Plan (the “2004 Plan”) at the Annual Meeting of Shareholders on May 26, 2004. The 2004 Plan supersedes the 1995 Stock Option Plan, which remains in effect only as to outstanding awards under it. The 2004 Plan authorizes a Committee of the Board of Directors to grant stock options in respect of 4,000,000 shares to eligible employees and nonemployee directors, subject to the terms of the 2004 Plan. Additionally, under the 2004 Plan, the Committee may grant stock options in respect of shares that were subject to outstanding awards under the 1995 Stock Option Plan to the extent such awards expire, are terminated, are canceled, or are forfeited for any reason without shares being issued.

A summary of securities issuable and issued for the Company’s stock option plans at March 31, 2006, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan
Total number of securities authorized	10,000	4,000
Number of securities issued	(944)	—
Number of securities issuable upon the exercise of all outstanding options	(6,782)	(3,640)
Number of securities forfeited	(2,559)	(68)
Number of forfeited securities returned to plan	2,559	68
Unused options assumed by 2004 Stock Option Plan	(2,274)	2,274
Number of securities remaining available for future grants under each plan	—	2,634

A summary of the Company’s stock option activity for the three months ended March 31, 2006, and related information follows:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Options	Weighted-Average Exercise Price
Options outstanding December 31, 2005	8,869	$16.22
Granted in 2006	1,814	16.62
Exercised in 2006	(58)	16.06
Forfeited in 2006	(3)	13.88
Canceled in 2006	(200)	18.73
Options outstanding March 31, 2006	10,422	16.24

The following table summarizes exercisable and non-vested options at March 31:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	March 31, 2006
Total options outstanding	10,422
Non-vested options	(3,654)
Exercisable options	6,768
Weighted-average exercise price for exercisable options	$16.72

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table summarizes information about stock options outstanding at March 31, 2006 (amounts in thousands, except price data):

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 11.68 -$13.00	1,428	7.1 Years	$11.87	$5,617	1,283	7.0 Years	$11.74	$5,205
13.01 - 15.00	2,988	8.5 Years	14.28	4,534	1,293	8.2 Years	14.36	1,860
15.01 - 17.00	3,174	8.1 Years	16.41	3	1,360	5.7 Years	16.13	3
17.01 - 19.00	1,796	4.5 Years	18.05	—	1,796	4.5 Years	18.05	—
19.01 - 22.00	250	1.7 Years	20.72	—	250	1.7 Years	20.72	—
22.01 - 29.25	786	3.1 Years	25.43	—	786	3.1 Years	25.43	—
$ 11.68 -$29.25	10,422	6.9 Years	16.24	$10,154	6,768	5.6 Years	16.72	$7,068

The fair values of stock options granted during the three months ended March 31, 2006, and 2005 were approximately $9.1 million and $6.0 million, respectively. The weighted-average fair value per share for options granted during the three-month periods ended March 31, 2006 and 2005 were $5.02 and $4.86, respectively. The intrinsic value of options exercised during the periods ended March 31, 2006 and 2005 were both $0.2 million. Intrinsic value for stock options is defined as the amount equal to the excess of the market price of the stock on the date of exercise over the exercise price. The grant date fair value of options vested during the periods ended March 31, 2006 and 2005 were both $6.6 million. The Company received proceeds of $0.7 million and $1.3 million from the exercise of stock options during the three-month periods ended March 31, 2006 and 2005, respectively. The tax benefit recognized as a result of stock option exercises was $43 thousand and $16 thousand for the first three months of 2006 and 2005, respectively.

Restricted Shares Plan
The Restricted Shares Plan, which was approved by the Company’s stockholders, currently authorizes grants of up to 1,421,920 shares of common stock to be made available to key employees. In general, one third of the shares granted vest on the anniversary date of each of the three years following the year of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders upon vesting of the restricted shares. Treasury shares represent forfeited restricted shares.

Total compensation expense relating to the Restricted Shares Plan was $0.1 million and $34 thousand for the three months ended 2006 and 2005, respectively. Unrecognized compensation cost in connection with restricted stock grants totaled $2.4 million and $1.0 million at March 31, 2006 and December 31, 2005, respectively. The cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of securities issuable and issued for the Company’s Restricted Shares Plan at March 31, 2006, follows:

AMOUNTS IN THOUSANDS	Restricted Shares Plan
Total number of securities authorized	1,422
Number of securities issued	(1,247)
Number of forfeited securities returned to plan	162
Number of securities remaining available for future grants under the plan	337

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table summarizes activity under the Restricted Shares Plan for the three months ended March 31, 2006:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Shares	Average Market Price Per Share on Date of Grant
Non-vested, December 31, 2005	87	$14.08
Granted in 2006	104	15.88
Non-vested, March 31, 2006	191	15.06

The fair values of restricted stock awards granted during the three-month period ended March 31, 2006 was $1.6 million. No restricted stock awards were granted during the three-month period ended March 31, 2005. The fair value of restricted stock awards that vested for the three months ended March 31, 2005 was $0.2 million. No restricted stock awards vested during the three months ended March 31, 2006.

2006 Stock-Based Compensation Summary
The effect of the adoption of FAS 123R on the condensed consolidated statements of operations and cash flows is as follows:

	Three Months Ended March 31, 2006
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Without FAS 123R1	FAS 123R Impact	With FAS 123R
Total revenues	$342,512	$—	$342,512
Losses and expenses
Net losses and loss adjustment expenses	235,362	1,134	236,496
Policy acquisition costs	58,846	487	59,333
Other underwriting expenses	10,765	1,835	12,600
Interest and fees expense	1,898	—	1,898
Total losses and expenses	306,871	3,456	310,327
Income before provision for income taxes	35,641	(3,456)	32,185
Provision for income taxes	11,625	(757)	10,868
Net income	$24,016	$(2,699)	$21,317
Basic earnings per common share	$0.28	$(0.03)	$0.25
Diluted earnings per common share	$0.28	$(0.03)	$0.25

Net cash provided by operating activities	$38,826	$(89)	$38,737
Net cash used in financing activities	(9,506)	89	(9,417)

In accordance with the modified-prospective transition method, pro forma results for prior periods have not been restated. The current period results include $0.7 million and $1.4 million of accelerated costs recorded to recognize the effect of retirement eligibility and actual vesting in accordance with an executive retention agreement, respectively. As compensation costs for certain employees are included in deferred policy acquisition costs, pre-tax compensation cost related to stock-based compensation of $510 thousand, and associated tax of $112 thousand, were deferred. The remaining unrecognized compensation cost related to unvested awards as of March 31, 2006, was $14.6 million and the weighted-average period of time over which this cost will be recognized is 2.3 years.

2005 Stock-Based Compensation Pro Forma Summary
Had compensation cost for the Company’s stock-based compensation plans been determined in the prior year based on the fair-value-based method for all awards, net income would have been reduced by $1.2 million for the three months ended March 31, 2005. The Company followed the nominal vesting period approach, which recognized compensation cost over the vesting period unless the employee retired before the end of the vesting period at which time the Company recognized any remaining unrecognized compensation cost at the date of retirement, for attributing stock compensation to individual periods for awards with retirement eligibility options. The Company did not determine the amount of stock-based compensation cost that would have been deferred as policy acquisition costs in its pro forma footnotes under FAS 123.

[1]	Includes stock-based compensation related to restricted shares, as the previous accounting under APB 25 was consistent with that of FAS 123.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The pro forma net income and earnings per share amounts follow:

Three Months Ended
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	March 31, 2005
Net income, as reported	$19,437
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	22
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,268)
Net income, pro forma	$18,191
Basic and diluted earnings per share
As reported	$0.23
Pro forma	$0.21

Black-Scholes Assumptions
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,	2006	2005 Pro Forma
Risk-free interest rate:
Minimum	4.5%	3.9%
Maximum	4.7%	3.9%
Dividend yield	1.9%	1.1%
Volatility factor of the expected market price of the Company’s common stock	0.29	0.32
Expected option term (in years)	6 years	6 years

The expected term for options granted during the quarter ended March 31, 2006, was calculated using the simplified method in accordance with Staff Accounting Bulletin No. 107. The expected volatility of employee stock options was based on the historical volatility of key competitors in the property & casualty insurance industry (based on six years of closing stock prices). The Company believes that the use of historical competitor volatility better reflects current market expectations of the Company’s stock price volatility as the Company’s own historical stock price volatility is not representative of expected volatility due to significant prior year events that impacted the homeowners and earthquake lines, which are in runoff, and are not expected to significantly impact results in the future. The annual risk-free interest rate is based on a traded zero-coupon U.S. Treasury bond on the grant date with a term equal to the option’s expected term.

Options granted to employees generally have ten-year terms and vest over three years. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company during that time. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 3. HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. More than ninety-nine percent of the claims submitted and litigation brought against the Company as a result of California SB 1899 have been resolved. The Company’s total loss and LAE reserves for SB 1899 claims as of March 31, 2006 and December 31, 2005, were $0.1 million and $0.5 million, respectively.

Loss and loss adjustment expenses incurred for the homeowner and earthquake lines in runoff were $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

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

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner’s claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera concluded on December 9, 2005, on his claims for bad faith, emotional distress, punitive damages and attorney fees. A jury found he sustained no damages as to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment plus post-judgment interest, which currently totals $1.6 million.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Insurance Company cases (Ramona Goldenburg) was originally filed as Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group. The original action was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that the Company uses “biased” software in determining the value of total-loss automobiles. Specifically, Plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. A court-ordered appraisal of Speck’s vehicle was favorable to the Company and Ramona Goldenberg was substituted as a Plaintiff, replacing Speck. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the pleading stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is a component of stockholders’ equity and includes all changes in unrealized appreciation and depreciation; reclassification adjustments for investment losses and gains included in net income; and changes in minimum pension liability in excess of unamortized prior service cost.

A summary of accumulated other comprehensive loss follows:

	March 31, 2006	December 31, 2005
Net unrealized losses on available-for-sale investments, net of deferred income taxes of $11,316 and $4,579	$(21,014)	$(8,504)
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $1,011 and $1,011	(1,878)	(1,878)
Total accumulated other comprehensive loss	$(22,892)	$(10,382)

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

Components of Net Periodic Cost
Net pension costs for all plans were comprised of the following:

	Three Months Ended March 31,
	2006	2005
Service cost	$1,872	$1,762
Interest cost	1,971	1,855
Expected return on plan assets	(2,108)	(1,830)
Amortization of prior service cost	34	27
Amortization of net loss	678	507
Total	$2,447	$2,321

Pension Plan Contributions
The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it did not expect to contribute to its qualified defined benefit pension plan in 2006. As of March 31, 2006, no contributions have been made. However, the amount and timing of future contributions to the Company’s qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations.

Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2006.

Defined Contribution Plans
The Company sponsors a contributory savings and security plan for eligible employees and officers. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee’s compensation or the amount contributed by the employee up to the maximum allowable under Internal Revenue Service regulations. The plan offers a variety of investment types among which employees exercise complete discretion as to choice and investment duration. The Company also sponsors a 401(K) supplemental plan to provide specified benefits to a select group of management and highly compensated employees. Company contributions to both plans were $1.9 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.

NOTE 7. SEGMENT INFORMATION

The Company’s “Personal Auto Lines” reportable segment primarily markets and underwrites personal auto, motorcycle and personal umbrella insurance. The Company’s “Homeowner and Earthquake Lines in Runoff” reportable segment, which is in runoff, manages the runoff of the Company’s homeowner and earthquake programs. The Company has not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). The FAIR Plan is a state administered pool of difficult to insure homeowners’ exposures. Each participating insurer is allocated a percentage of the total premiums written and losses and LAE incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on the pool from two years prior. Since the Company ceased writing homeowners business in 2002, the Company no longer receives assignments for plan years beyond 2004, but continues to participate in prior plan year activity, which is in runoff.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The Company evaluates segment performance based on pre-tax underwriting profit or loss. The Company does not allocate assets, net investment income, net realized investment gains or losses, other revenues, nonrecurring items, interest and fees expense, or income taxes to operating segments. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. All revenues are generated from external customers and the Company does not rely on any major customer.

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff [2]	Total
Three Months Ended March 31, 2006		___________________
Net premiums earned	$325,824	$—	$325,824
Depreciation and amortization expense	6,659	2	6,661
Segment profit (loss)	17,472	(77)	17,395

Three Months Ended March 31, 2005
Net premiums earned	$336,361	$3	$336,364
Depreciation and amortization expense	6,600	2	6,602
Segment profit (loss)	13,824	(172)	13,652

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended
	March 31,
	2006	2005
Segment profit	$17,395	$13,652
Net investment income	17,755	17,037
Realized investment losses	(1,067)	(460)
Interest and fees expense	(1,898)	(2,057)
Income before provision for income taxes	$32,185	$28,172

NOTE 8. VARIABLE INTEREST ENTITIES

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

[2]	Homeowner and earthquake lines in runoff segment revenue represents premium earned as a result of the Company’s participation in the California FAIR Plan.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

As of March 31, 2006, the Company’s pro rata share of these advances was approximately 11.1%, or $4.8 million, and $5.0 million as of December 31, 2005, respectively. Potential losses are limited to the Company’s participation as well as associated operating fees. The revolving member loan and the warehouse financing agreement do not significantly impact the Company’s liquidity or capital.

The Company is not the primary beneficiary of any of the VIEs as the Company has voting rights, beneficiary rights, obligations, and ownership in proportion to each of its Impact related investments, none of which exceeds 11.1%.

In addition to the above, the Company held $6.0 million and $6.2 million in other Impact related fixed-income investments as of March 31, 2006 and December 31, 2005, respectively. The Company also held $0.3 million in other Impact related private equity investments reclassified as other assets as of March 31, 2006. There were no private equity investments for the same period in the prior year. Total Impact related investment income was $0.2 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

The Company does not have any other material VIEs that it needs, or will need, to consolidate or disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
21st Century Insurance Group is an insurance holding company registered on the New York Stock Exchange. For convenience, the terms “Company”, “21st”, “we”, “us” or “our” are used to refer collectively to the parent company and its subsidiaries. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements.

Founded in 1958, we are a direct-to-consumer provider of personal auto insurance. With $1.4 billion of revenue in 2005, we insure over 1.5 million vehicles in California, Texas, Illinois and six other states. We provide superior policy features and customer service at a competitive price. Customers can purchase insurance, service their policy, or report a claim at www.21st.com or on the phone with our licensed insurance professionals at 1-800-211-SAVE. Service is offered in English and Spanish, both on the phone and on the web, 24 hours a day, 365 days a year. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Company of the Southwest are rated A+ by Fitch Ratings and Standard & Poor’s.

Our long-term financial goals include achieving a 96% or lower combined ratio, 15% annual growth in premiums written, 15% return on stockholders’ equity, and strong financial ratings.

First quarter 2006 direct premiums written decreased 3.8% ($13.5 million) to $338.6 million from $352.1 million in the first quarter of 2005. California direct premiums written decreased by 6.2% to $311.8 million, compared to $332.6 million for the same period in 2005, as a result of soft market conditions. Direct premiums written outside of California increased by 36.7% to $26.7 million, compared to $19.6 million for the same period in 2005. The Company currently plans on expanding into six additional states in 2006 to further its geographic expansion strategy.

The combined ratio was 94.7% in the first quarter of 2006, compared to 95.9% for the same period in 2005.

Underwriting expenses have been higher than in prior periods primarily due the Company’s geographic expansion efforts, the 2006 recognition of stock-based compensation, which resulted from our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), severance, and corporate litigation. FAS 123R requires the recognition of compensation expense in the Condensed Consolidated Statement of Operations based on the estimated fair value of the employee share-based options. See Critical Accounting Estimates - Stock-Based Compensation Expense for further discussion. Stock-based compensation classified as underwriting expense for the three months ended March 31, 2006, was $2.4 million.

Stockholders’ equity at March 31, 2006, increased to $836.8 million from $830.0 million at December 31, 2005. Book value per share at March 31, 2006 increased to $9.72 per share from $9.66 per share at December 31, 2005.

Premiums written and statutory surplus have been presented to enhance investors’ understanding of the Company’s operations. These financial measures are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Premiums written represent the premiums charged on policies issued during a fiscal period. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income on a pro rata basis over the terms of the policies. Statutory surplus represents equity as of the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities. Stockholders’ equity is the most directly comparable GAAP measure. The reconciliations of these financial measures to the most directly comparable GAAP measure are located in Results of Operations and Liquidity and Capital Resources, respectively. These financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial results.

See Results of Operations for more details as to our overall and personal auto lines results.

The remainder of this MD&A includes the following sections:

•	Financial Condition

•	Liquidity and Capital Resources

•	Transactions with Related Parties

•	Contractual Obligations and Commitments

•	Results of Operations

•	Net Investment Income

•	Critical Accounting Estimates

•	Forward-Looking Statements

Financial Condition
Stockholders’ equity and book value per share increased to $836.8 million and $9.72, respectively, at March 31, 2006, compared to $830.0 million and $9.66 at December 31, 2005, respectively. The increase in stockholders’ equity for the three months ended March 31, 2006 was primarily due to net income of $21.3 million and stock-based compensation cost of $4.1 million, offset by dividends to stockholders of $6.8 million and an increase in accumulated other comprehensive loss of $12.5 million (resulting from a $19.2 million increase in net unrealized losses on the investment portfolio due to rising market yields).

Investments and cash were approximately $1.5 billion at March 31, 2006, approximately the same as December 31, 2005. The Company initiated the sale of its equity securities during the first quarter of 2006 and is in the process of evaluating other investment vehicles for its equity portfolio. Applicable funds realized from the sale of equity securities were reinvested in fixed maturity investments.

Of our total investments at March 31, 2006, the percentage of investments in tax-exempt, fixed-income securities, 26.4%, compared to 23.1% at December 31, 2005. At March 31, 2006, investment-grade securities comprised substantially all of the fair value of our investment portfolio. As of March 31, 2006, no investments were rated below investment grade.

The Company also has unrated, community investments representing 0.5% of total investments. These investments have been made in an effort to provide housing and other services to economically disadvantaged communities. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Increased advertising, sales and customer service costs through March 31, 2006 contributed to an increase in deferred policy acquisition costs (“DPAC”) of $3.0 million to $62.9 million, compared to $59.9 million at December 31, 2005. Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and loss adjustment expenses (“LAE”), gross and net of applicable reinsurance, with respect to our lines of business:

	March 31, 2006		December 31, 2005
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid losses and LAE
Personal auto lines	$506,941	$502,054	$521,528	$516,849
Homeowner and earthquake lines in runoff	1,487	733	2,307	1,368
Total	$508,428	$502,787	$523,835	$518,217

At March 31, 2006, gross unpaid losses and LAE decreased $15.4 million primarily due to a reserve decrease of $14.6 million in the personal auto lines as a result of favorable loss development and fewer number of exposures. The gross unpaid losses and LAE in the homeowner and earthquake lines decreased $0.8 million as the result of continued runoff activity (see Critical Accounting Estimates - Losses and Loss Adjustment Expenses for a description of the Company’s reserving process).

Unearned premiums increased 3.6% to $331.2 million at March 31, 2006, compared to $319.7 million at December 31, 2005, primarily due to a 7.0% increase in premiums written in the first quarter of 2006 as compared to the fourth quarter in 2005.

Debt of $124.8 million consists of $24.9 million of capital lease obligations and $99.9 million of Senior Notes, net of discount. The decrease in debt of $3.2 million during the three months ended March 31, 2006 is primarily attributable to principal payments on the capital leases.

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

Effective December 31, 2003, the California Department of Insurance (“CDI”), approved an intercompany lease whereby 21st Century Insurance Company leases certain computer software from our holding company. The monthly lease payment, currently $0.8 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to enhance the software.

On November 30, 2005, the CDI permitted an amendment to a term loan line that increased the available amount from $40 million to $150 million that our insurance subsidiary, 21st Century Insurance Company, can loan to our holding company. The balance of the term loan line as of March 31, 2006, was $66.0 million.

Our holding company’s significant cash obligations over the next several years, exclusive of any dividends to stockholders that our directors may declare, consist of ongoing costs to enhance our computer software, the repayment of the $100 million principal on the Senior Notes due in 2013, the repayment of $66.0 million principal on the term loan line, and related interest.

We expect to be able to meet those obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $23.6 million at March 31, 2006, payments received from the intercompany lease, and borrowing from our insurance subsidiary), additional funds obtainable from the capital markets or dividends received from our insurance subsidiaries. The effective 2006 California state income tax rate applicable to any such dividends paid from our subsidiaries, if taxable, is approximately 1.8%.

In 2006, our insurance subsidiaries could pay $113.0 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries. We have achieved underwriting profits in our core auto insurance operations for over four years and have thereby enhanced our liquidity. Our cash flow from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year.

In California, where approximately 92.1% of our premiums were written for the three months ended March 31, 2006, underwriting profit improved without additional rate increases. Effective October 23, 2005, we implemented a class plan revision for our California business. A class plan revision increases the prices of some of our rating factors and decreases others and is designed to be a rate-neutral change overall, but is intended to improve the accuracy of our pricing.

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

As of March 31, 2006, our insurance subsidiaries had a combined statutory surplus of $725.1 million compared to $704.7 million at December 31, 2005. The increase in statutory surplus was primarily due to statutory net income of $24.9 million, an increase in net unrealized investment gains of $1.1 million, and an increase in nonadmitted assets of $2.3 million offset by a $7.9 million decrease in the deferred income tax asset. The net premiums written to statutory surplus ratio was 1.8 at March 31, 2006, compared to 1.9 at December 31, 2005.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	March 31, 2006	December 31, 2005
Stockholders’ equity - GAAP	$836,813	$829,972
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(23,011)	(24,185)
Deferred gain under capital lease transactions	(706)	(914)
Capital lease obligation	24,895	28,074
Nonadmitted net deferred tax assets	(23,089)	(34,936)
Net deferred tax assets related to items nonadmitted under SAP	24,137	38,544
Intercompany receivables	(61,843)	(57,683)
Fixed assets	(21,510)	(22,492)
Equity in non-insurance entities	31,728	26,798
Unrealized losses on investments	31,683	10,788
Deferred policy acquisition costs	(62,919)	(59,939)
Prepaid pension costs and intangible pension asset	(19,791)	(21,309)
Other prepaid expenses	(14,623)	(11,049)
Other, net	3,380	3,002
Statutory surplus	$725,144	$704,671

Transactions with Related Parties
Several subsidiaries of AIG together own approximately 62% of our outstanding common stock and four of the eleven members of our Board of Directors are employees of AIG. Since 1995, the Company has entered into transactions with AIG subsidiaries, including reinsurance agreements, insurance coverage contracts, and investment management and investment accounting.

Reinsurance agreements - The Company’s catastrophe reinsurance agreement for its personal auto lines is provided by three participating entities, two of which are AIG subsidiaries. Together they reinsure any covered event up to $45.0 million in excess of $20.0 million effective January 1, 2004 (up to $30.0 million in excess of $15.0 million in 2003). This coverage was renewed effective January 1, 2005 and 2006. Total premiums ceded to AIG subsidiaries were $0.3 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Total reinsurance recoverables, net of payables, from AIG subsidiaries were $0.5 million and $0.6 million as of March 31, 2006 and December 31, 2005, respectively.

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

Insurance expense attributable to AIG corporate insurance coverages was $0.8 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.

Investment management and investment accounting - In October 2003, as a result of a competitive bidding process, we entered into an agreement with an AIG subsidiary to provide investment management and investment accounting services to the Company. The fees are determined as a percentage of the average invested asset balance and are classified with net investment income. This agreement was approved by the CDI. Investment management and accounting expense was constant at $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

Contractual Obligations and Commitments
See our discussion about variable interest entities and commitments in Note 8 of the Notes to Condensed Consolidated Financial Statements. There were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2006.

Results of Operations
Consolidated Results. The following table summarizes the Company’s consolidated results of operations:

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Results of Operations		Increase/(Decrease)
Three Months Ended March 31,	2006	2005	2006 vs. 2005
Direct premiums written	$338,569	$352,117	(3.8)%
Net income	21,317	19,437	9.7
Basic and diluted earnings per share	0.25	0.23	8.7

The 2006 results include net realized capital losses of $1.1 million compared to net realized capital losses of $0.5 million for the same period in 2005.

The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended March 31,
AMOUNTS IN THOUSANDS	2006	2005
Net losses and LAE incurred related to insured events in:
Current year personal auto lines	$243,511	$258,702
Prior years:
Personal auto lines	(7,092)	(7,847)
Homeowner and earthquake lines in runoff	77	176
Total prior years’ redundancy recorded in current year	(7,015)	(7,671)
Total net losses and LAE	$236,496	$251,031

While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, these estimates depend on many assumptions about the outcome of future events. There can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or adversely develop and materially differ from our unpaid losses and LAE as of March 31, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations. See Critical Accounting Estimates - Losses and Loss Adjustment Expenses for additional discussion of our reserving policy.

Personal automobile insurance is our primary line of business. Vehicles insured outside of California accounted for 7.9%, and 5.6% of our direct premiums written for the three months ended March 31, 2006 and 2005, respectively. This increase is due to our ongoing geographic expansion program, which includes marketing in non-California states. The Company currently plans to expand into six additional states in 2006 to further its geographic expansion strategy.

Personal Auto Lines Underwriting Results. The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

			Increase/(Decrease)
AMOUNTS IN THOUSANDS	Personal Auto Lines		2006 vs.2005
Three Months Ended March 31,	2006	2005	Percent	Amount
Direct premiums written	$338,569	$352,117	(3.8)%	$(13,548)
Net premiums written	$337,223	$350,940	(3.9)%	$(13,717)
Net premiums earned	$325,824	$336,361	(3.1)%	$(10,537)
Net losses and LAE	236,419	250,856	(5.8)	(14,437)
Underwriting expenses	71,933	71,681	0.4	252
Underwriting profit	$17,472	$13,824	26.4%	$3,648
Ratios:
Loss and LAE ratio	72.6%	74.6%		(2.0)%
Underwriting expense ratio	22.0	21.3		0.7
Combined ratio	94.6%	95.9%		(1.3)%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2006	2005
Personal auto lines underwriting profit	$17,472	$13,824
Homeowner and earthquake lines in runoff underwriting loss	(77)	(172)
Net investment income	17,755	17,037
Realized investment losses	(1,067)	(460)
Interest and fees expense	(1,898)	(2,057)
Provision for income taxes	(10,868)	(8,735)
Net income	$21,317	$19,437

The following table reconciles our personal auto lines direct premiums written to net premiums earned:

	Three Months Ended
	March 31,
AMOUNTS IN THOUSANDS	2006	2005
Direct premiums written	$338,569	$352,117
Ceded premiums written	(1,346)	(1,177)
Net premiums written	337,223	350,940
Net change in unearned premiums	(11,399)	(14,579)
Net premiums earned	$325,824	$336,361

We remain focused on achieving our long-term goals of a combined ratio of 96% or lower and 15% growth in direct premiums written. Direct premiums written in the three months ended March 31, 2006, decreased 3.8% to $338.6 million compared to $352.1 million for the same period in 2005. This decrease was primarily due to continued competitiveness in the California market. As the Company proceeds with its multi-state expansion, we believe that achieving our long-term growth goal will steadily depend less on the California marketplace.

Net premiums earned decreased 3.1% to $325.8 million for the three months ended March 31, 2006, compared to $336.4 million for the same period a year ago. This earned premium decrease is consistent with the decline in direct premiums written during the same period of 3.8%. The Company geographic expansion efforts will provide the Company with additional markets in which to sell its personal auto and other products.

Net losses and LAE incurred decreased 5.8% to $236.4 million for the three months ended March 31, 2006, compared to $250.9 million for the same period last year, primarily due to the fewer number of exposures. The first quarter 2006 underwriting profit includes $7.1 million of favorable development related to prior accident years’ reserves, compared to $7.8 million of favorable development related to prior accident years’ reserves in the same period of 2005. The effect on the loss and LAE ratios of changes in estimates relating to insured events of prior years during the first quarter of 2006 was approximately 2.2%, compared to 2.3% in the same quarter last year. Changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The underwriting expense ratios to net premiums earned were 22.0% and 21.3% for the quarters ended March 31, 2006 and 2005, respectively. The increase was primarily due to our investments in the Company’s geographic expansion efforts, the 2006 recognition of stock-based compensation, severance, and corporate litigation. Several productivity enhancement initiatives are underway aimed at reducing per unit processing costs.

The combined ratio was 94.6% for the quarter ended March 31, 2006, compared to 95.9% for the same period a year ago. The decrease was mainly due to favorable prior accident year loss and LAE development of $7.1 million.

Homeowner and Earthquake Lines in Runoff. We have not written any earthquake policies since 1994 and we exited the homeowner insurance business in February 2002. Underwriting results of the homeowner and earthquake lines, which are in runoff, include losses and LAE incurred of $0.1 million for the three months ended March 31, 2006, compared to $0.2 million for the same period a year ago.

We have executed various transactions to exit from our homeowner line. Under a January 1, 2002 agreement with Balboa Insurance Company (“Balboa”), a subsidiary of Countrywide Financial Corporation (“Countrywide”), 100% of homeowner unearned premium reserves and losses on or after that date were ceded to Balboa. Under the terms of this agreement, we retain certain loss adjustment expenses. On February 21, 2002, we began non-renewing homeowner policies as they expired. Substantially all of these customers were offered homeowner coverage through an affiliate of Countrywide. We have completed this process and no longer have any homeowner policies in force.

Net Investment Income
We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and only 0.1% of the portfolio consists of equity securities at March 31, 2006. Substantially the entire fixed maturity portfolio is investment grade. Net investment income was $17.8 million for the three months ended March 31, 2006, compared to $17.0 million for the same period in 2005. The slight increase in net investment income is the result of a higher average investment portfolio balance.

The average annual yields on invested assets were as follows:

	Three Months Ended
	March 31,
	2006	2005
Pre-tax	4.8%	4.8%
After-tax	3.5	3.5

At March 31, 2006, $378.5 million, or 26.4%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds with the remainder, representing 73.6% of the portfolio, invested in taxable securities, compared to 23.1% and 76.9%, respectively, at December 31, 2005.

The net realized gains (losses) on the sale of investments were as follows:

AMOUNTS IN THOUSANDS	Net Realized Gains (Losses) on Sale of Investments
Three Months Ended March 31,	2006	2005
Gross realized gains	$1,492	$1,337
Gross realized losses	(2,559)	(1,797)
Net realized losses on investments	$(1,067)	$(460)

Our policy is to investigate, on a quarterly basis, all investments for possible “other-than-temporary” impairment when the fair value of a security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the three months ended March 31, 2006 or 2005. See discussion under Critical Accounting Estimates - Investments for further information.

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on estimates and assumptions. Our significant accounting policies are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare the condensed consolidated financial statements.

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

It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE as of March 31, 2006. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE reserves, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE as of March 31, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, then such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

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

There is a potential for significant variation in ultimate development of unpaid losses and LAE. Most automobile claims are reported within two to three months whereas the estimate of ultimate severities exhibits greater variability at the same maturity. Generally, actual historical loss development factors are used to project future loss development and there can be no assurance that future loss development patterns will be the same as in the past. However, we believe that our reserving methodologies are in line with other personal lines insurers and would generally expect ultimate unpaid losses and LAE development to vary approximately 5% from the carried unpaid losses and LAE.

The Company has experienced changes in the mix of business and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is the estimate of the frequency of unpaid bodily injury claims. The Company has experienced approximately 12% lower bodily injury claim frequency over the past three years in California. A 5% change in the estimate of the frequency of unpaid bodily injury claims would result in an approximate increase or decrease in total unpaid losses and LAE of 2.9%, or $14.5 million, at March 31, 2006.

Property and Equipment. Accounting standards require a write-off to be recognized when an asset is vacated or an asset group’s carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. There have been no events or circumstances in the first quarter of 2006 that would require a reassessment of any asset group for impairment.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP require deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the condensed consolidated financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses (“NOLs”), which can be carried forward 15 years for losses incurred before 1998 and 20 years thereafter.

At March 31, 2006, our DTAs totaled $128.3 million and our DTLs totaled $69.0 million. The net of those amounts, $59.3 million, represents the net deferred tax asset reported in the condensed consolidated balance sheets. At December 31, 2005, our DTAs total $128.5 million and our DTLs total $72.3 million. The net of those amounts, $56.2 million, represents the net deferred tax asset reported in the condensed consolidated balance sheets.

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

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of approximately $62.5 million, representing an unrealized tax benefit of $21.9 million at March 31, 2006, compared to $33.6 million at December 31, 2005. The steady decline in the unrealized tax benefit of the NOL since 2002 resulted from the generation of taxable underwriting and investment income in the intervening years. At the current rate of utilization, the Company’s remaining NOL excluding 21st of Southwest should be fully utilized by the end of 2007, but in any event long before its statutory expiration.

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in thousands):

Year of Expiration	NOL Excluding 21st of the Southwest		SRLY 1 NOL of 21st of the Southwest	Consolidated NOL
2017	$	―	$1,550	$1,550
2018		―	1,068	1,068
2019		―	1,466	1,466
2020		―	3,172	3,172
2021		15,758	2,180	17,938
2022		37,316	―	37,316
Total		$53,074	$9,436	$62,510

Our ability to fully utilize the remaining NOL depends on future taxable income either from continued operating profitability or from tax planning strategies we could implement, such as increasing the taxable portion of our investment portfolio. Because of the Company’s history of profitability over the past four years, management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of all of our DTAs, including our NOL. Accordingly, no valuation allowance has been recognized as of March 31, 2006. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses due to either SB 1899 matters or other causes were to occur, management might be required to reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

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

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes these costs are fully recoverable as of March 31, 2006.

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

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);

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

The determination of whether a decline in market value is “other-than-temporary” is necessarily a matter of subjective judgment. No such charges were recorded in the three months ended March 31, 2006 or 2005. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity because any unrealized losses would be already included in accumulated other comprehensive income (loss).

The following is a summary by issuer of non-investment grade securities and unrated securities held (at fair value):

	March 31,	December 31,
AMOUNTS IN THOUSANDS	2006	2005
Non-investment grade fixed maturity securities (i.e., rated below BBB-):
Ford Motor Credit Company[2]	$—	$2,495
Non-investment grade equity securities:
AmerUs Group Co.[3]	—	864
Unrated securities:
Impact Community Capital, LLC[4]	2,023	2,023
Impact Healthcare, LLC	413	413
Impact Childcare, LLC	330	—
Total non-investment grade and unrated securities	$2,766	$5,795
Percentage of total investments, at fair value	0.2%	0.4%

[2]	The Ford Motor Credit Company security matured in the first quarter of 2006 and the Company received all amounts due, thereby incurring no loss.
[3]	The AmerUs Group Co. was a preferred stock holding that had an unrealized gain as of December 31, 2005.
[4]
Impact Community Capital, LLC is a limited partnership that was voluntarily established by a group of California insurers to make loans and other investments that provide housing and other services to economically disadvantaged communities.

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of March 31, 2006 and December 31, 2005:

	March 31, 2006			December 31, 2005
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	3	$19,982	$526	16	$141,034	$3,074
6-12 months	37	264,278	10,864	16	129,044	4,072
More than 1 year	74	504,783	28,172	56	433,368	16,896
Less than $0.1 million	128	267,873	5,036	113	204,724	4,347
Total fixed maturity securities with unrealized losses	242	1,056,916	44,598	201	908,170	28,389
Equity securities:
Exceeding $0.1 million	—	—	—	2	578	305
Less than $0.1 million	—	—	—	245	35,672	1,873
Total equity securities with unrealized losses	—	—	—	247	36,250	2,178
Total investments with unrealized losses [5]	242	$1,056,916	$44,598	448	$944,420	$30,567

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	March 31, 2006			December 31, 2005
AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$2,031	$1,995	$36	$5,562	$5,512	$50
Due after one year through five years	360,719	347,204	13,515	205,363	200,075	5,288
Due after five years through ten years	385,947	368,942	17,005	415,417	401,533	13,884
Due after ten years	352,817	338,775	14,042	310,217	301,050	9,167
Total fixed maturity securities with unrealized losses	$1,101,514	$1,056,916	$44,598	$936,559	$908,170	$28,389

If our portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in value of our investment portfolio could put our subsidiaries at risk of failing to satisfy regulatory capital requirements. If we were not at that time able to supplement our capital by issuing debt or equity securities on acceptable terms, our ability to continue growing could be adversely affected. See further discussion in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Stock-Based Compensation Expense. For periods prior to January 1, 2006, the Company accounted for share-based payment transactions with employees in accordance with Statement of Financial Accounting Standard No. (“FAS”) 123, Accounting for Stock-Based Compensation. Under the provisions of FAS 123, we had elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We did not recognize in income any compensation expense for the fair value of stock options awarded to employees as all employee stock options were granted at or above the grant date market price. However, stock-based employee compensation cost relating to restricted stock was recognized in the statement of income for periods prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). Unlike FAS 123, which was elective, FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. The Company uses the Black-Scholes option-pricing model to calculate the fair value of the employee stock options.

[5]	Unrealized losses represent 4.2% and 3.2% of the total carrying value of investments with unrealized losses at March 31, 2006 and December 31, 2005, respectively.

The Company adopted FAS 123R using the modified-prospective application method, and accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation under FAS 123R. The modified-prospective application method provides for the recognition of the fair value with respect to stock-based awards granted on or after January 1, 2006 and all previously granted, but unvested awards as of January 1, 2006.

The adoption of FAS 123R in the first quarter of 2006 resulted in additional stock-based compensation cost of $4.0 million, which previously would have been only presented in a pro forma footnote disclosure. The Company expects this cost to approximate $10.0 million for fiscal 2006. FAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to recognizing these forfeitures and corresponding reduction in expense as they occur. No adjustment for this cumulative effect was necessary as forfeitures were estimated in the Company’s prior year pro forma financial statements. In addition, FAS 123R requires the Company to reflect the cash savings resulting from excess tax benefits (i.e., the benefit of the tax deduction for a share-based payment that exceeds the recognized compensation cost for that award) in its financial statements as a financing cash flow, rather than as an operating cash flow as in prior periods. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.28 if the Company had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.25.

For grants made on or after January 1, 2006, the Company applied the non-substantive vesting period approach, which requires recognition of compensation expense from the grant date to the earlier of the vesting date or the date retirement eligibility is achieved for awards with retirement eligibility options. The use of the non-substantive vesting approach will not affect the overall amount of compensation expense recognized, but will accelerate the recognition of expense. This resulted in $0.7 million in additional expense during the three months ended March 31, 2006. The Company also recognized $1.4 million in stock-based compensation expense in connection with the accelerated vesting of awards as part of an executive retention agreement. For the remaining portion of awards that were unvested and granted prior to January 1, 2006, the Company will continue to follow the nominal vesting period approach, and accordingly recognize the expense from the grant date to the vesting date.

See additional discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, we are exposed to other risks, including the credit risk related to the issuers of the financial instruments in which we invest, the underlying insurance risk related to our core business and the exposure of the personal lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. Financial instruments are not used for trading purposes. The following disclosure reflects estimated changes in value that may result from selected hypothetical changes in market rates and prices. Actual results may differ.

Our cash flow from operations and short-term cash position generally have been more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business, tend to have an average duration of less than one year. The Company also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company’s largest insurance subsidiary in 2002 and 2003. The Company primarily invests in fixed maturity investments. At March 31, 2006, comprised 99.9% of the fair value of the Company’s total investments.

The Company initiated the sale of its equity portfolio during the first quarter and is in the process of evaluating other equity products. The Company’s common equity portfolio represented approximately 0.1% of total investments at fair value as of March 31, 2006.

Fixed maturity financial instruments. For all of our fixed maturity investments, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity portfolio is subject to interest rate risk where the value of the fixed maturity portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items.

Since fixed maturity investments with longer remaining terms to maturity usually tend to realize higher yields, the Company’s investment philosophy through 2003 typically resulted in a portfolio with an effective duration of over 6 years. Due to the changing interest rate environment in 2004, management, in consultation with the Investment Committee, began targeting a lower duration for the Company’s fixed maturity investment portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the fixed maturity portfolio declined from 4.7 years as of December 31, 2005 to 4.5 years at March 31, 2006.

The graphical depiction of the relationship between the yield on bonds of the same credit quality with different maturities is usually referred to as a yield curve. Because the yield on U.S. Treasury securities is the base rate (or “risk free rate”) from which non-government bond yields are normally benchmarked, the most commonly constructed yield curve is derived from the observation of prices and yields in the Treasury market. An upward sloping curve, where yield rises steadily as maturity increases, is referred to as a normal yield curve.

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

DOLLAR AMOUNTS IN MILLIONS March 31, 2006	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available-for-sale, at fair value	$1,434.8	$1,371.0	(4.4%)
Debt	124.8	131.8	5.6%

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

Market participants usually refer to the difference between long-term Treasury yields and short-term Treasury yields as the “slope” of the yield curve. If the spread between the long end of the curve, where maturities are high, and the short end of the curve, where maturities are low, narrows, the yield curve is said to be “flattening”. Conversely, if the spread between the long end of the curve and the short end of the curve widens, the yield curve is said to be “steepening”. If the yields on the long end of the curve fall below those of the short end of the curve, the yield curve is said to be “inverted.”

The analysis above assumes a parallel shift in interest rates. However, the curve may also steepen, flatten or become inverted. This type of behavior may affect certain sections of the curve in disproportionate amounts. For example, if short-term Treasury yields rise and the yield curve flattens, fixed maturity instruments with short duration may be impacted to a greater degree than fixed maturity instruments with longer duration. Conversely, if long-term Treasury yields rise and the yield curve steepens, fixed maturity instruments with long duration may be impacted to a greater degree than fixed maturity instruments with shorter duration. The following summarizes the effective duration distribution of our fixed maturity investments portfolio.

	Effective Duration Ranges
March 31, 2006	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Market value percentage of fixed maturity investment portfolio	1.5%	14.7%	59.6%	21.9%	1.4%	0.9%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the effectiveness of 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006, the Principal Executive Officer and Principal Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated any changes in 21st Century Insurance Group’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on the evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	April 26, 2006	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2006	/s/ Jesús C. Zaragoza
JESÚS C. ZARAGOZA
Vice President and Controller
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.