Form 10-Q
period 2006-06-30
21ST CENTURY INSURANCE GROUP
filed 2006-07-27
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of July 13, 2006 was 86,335,335.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	June 30, 2006	December 31, 2005
Assets
Fixed maturity investments available-for-sale, at fair value (amortized cost: $1,472,300 and $1,365,948)	$1,426,728	$1,354,707
Equity securities available-for-sale, at fair value (cost: $0 and $49,210)	—	47,367
Total investments	1,426,728	1,402,074
Cash and cash equivalents	40,188	68,668
Accrued investment income	17,304	16,585
Premiums receivable	98,887	100,900
Reinsurance receivables and recoverables	6,521	6,539
Prepaid reinsurance premiums	2,072	1,946
Deferred income taxes	57,321	56,209
Deferred policy acquisition costs	68,248	59,939
Leased property under capital lease, net of deferred gain of $1,313 and $1,534 and net of accumulated amortization of $39,542 and $36,995	20,568	22,651
Property and equipment, at cost less accumulated depreciation of $100,295 and $89,595	148,213	145,811
Other assets	41,323	38,907
Total assets	$1,927,373	$1,920,229
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$495,092	$523,835
Unearned premiums	321,166	319,676
Debt	121,619	127,972
Claims checks payable	38,363	42,681
Reinsurance payable	748	643
Other liabilities	95,220	75,450
Total liabilities	1,072,208	1,090,257

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued 86,341,626 and 85,939,889	86	86
Additional paid-in capital	435,894	425,454
Treasury stock; at cost shares: 6,291 and 5,929	(89)	(84)
Retained earnings	450,774	414,898
Accumulated other comprehensive loss	(31,500)	(10,382)
Total stockholders’ equity	855,165	829,972
Total liabilities and stockholders’ equity	$1,927,373	$1,920,229

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended June30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2006	2005	2006	2005
Revenues
Net premiums earned	$325,512	$336,845	$651,336	$673,209
Net investment income	17,174	17,006	34,929	34,043
Other income	10	367	10	367
Net realized investment gains (losses)	30	(1,267)	(1,037)	(1,727)
Total revenues	342,726	352,951	685,238	705,892
Losses and expenses
Net losses and loss adjustment expenses	223,094	248,284	459,590	499,315
Policy acquisition costs	64,887	63,755	124,219	128,078
Other underwriting expenses	9,504	8,765	22,104	16,123
Other expense	923	—	923	—
Interest and fees expense	1,854	2,031	3,752	4,088
Total losses and expenses	300,262	322,835	610,588	647,604
Income before provision for income taxes	42,464	30,116	74,650	58,288
Provision for income taxes	14,143	9,621	25,011	18,356
Net income	$28,321	$20,495	$49,639	$39,932

Earnings per common share
Basic earnings per share	$0.33	$0.24	$0.58	$0.47
Diluted earnings per share	$0.33	$0.24	$0.57	$0.47
Weighted-average shares outstanding — basic	85,968,155	85,704,165	85,918,791	85,613,043
Weighted-average shares outstanding — diluted	86,232,103	85,890,984	86,373,845	85,803,214

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock
		$0.001 par value
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Issued Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings		Accumulated Other Comprehensive Loss		Total
Balance - January 1, 2006	85,939,889	$86	$425,454	$(84)	$414,898		$(10,382)		$829,972
Comprehensive income (loss)					49,639	(1)	(21,118	)(2)	28,521
Cash dividends declared on common stock ($0.16 per share)					(13,763)				(13,763)
Exercise of stock options	293,187		3,844						3,844
Issuance of restricted stock	108,550								—
Forfeiture of 362 shares of restricted stock			5	(5)					—
Stock-based compensation cost			6,478						6,478
Excess tax benefits of stock-based compensation			113						113
Balance - June 30, 2006	86,341,626	$86	$435,894	$(89)	$450,774		$(31,500)		$855,165

(1)	Net income for the six months ended June 30, 2006.

(2)	Net change in accumulated other comprehensive loss follows:
Six Months Ended June 30, 2006
Unrealized holding losses arising during the period, net of tax benefit of $11,734	$(21,792)
Reclassification adjustment for investment losses included in net income, net of tax benefit of $363	674
Total	$(21,118)

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Six Months Ended June 30,	2006	2005
Operating activities
Net income	$49,639	$39,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,304	14,995
Net amortization of investment premiums and discounts	4,496	4,840
Stock-based compensation cost	6,478	138
Provision for deferred income taxes	9,431	5,903
Net realized investment losses	1,037	1,717
Changes in assets and liabilities
Premiums receivable	2,013	234
Deferred policy acquisition costs	(8,309)	(3,446)
Reinsurance receivables and recoverables	(3)	1,377
Federal income taxes	2,786	(69)
Other assets	(1,866)	5,241
Unpaid losses and loss adjustment expenses	(28,743)	(20)
Unearned premiums	1,490	5,207
Claims checks payable	(4,318)	(170)
Other liabilities	16,983	(5,638)
Net cash provided by operating activities	64,418	70,241
Investing activities
Purchases of:
Fixed maturity investments available-for-sale	(180,179)	(76,575)
Equity securities available-for-sale	(35,627)	(160,730)
Property and equipment	(13,346)	(12,591)
Maturities and calls of fixed maturity investments available-for-sale	12,618	17,225
Sales of:
Fixed maturity investments available-for-sale	55,346	27,192
Equity securities available-for-sale	84,836	152,688
Net cash used in investing activities	(76,352)	(52,791)
Financing activities
Repayment of debt	(6,740)	(5,953)
Dividends paid (per share: $0.16 and $0.08)	(13,763)	(6,847)
Proceeds from the exercise of stock options	3,844	1,975
Excess tax benefits from stock-based compensation	113	—
Net cash used in financing activities	(16,546)	(10,825)
Net (decrease) increase in cash and cash equivalents	(28,480)	6,625
Cash and cash equivalents, beginning of period	68,668	34,697
Cash and cash equivalents, end of period	$40,188	$41,322

Supplemental information:
Income taxes paid	$12,863	$9,434
Interest paid	3,682	4,017

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

These unaudited condensed consolidated financial statements include all adjustments (including normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the remaining interim periods or the year as a whole.

Earnings Per Share (“EPS”)

For each of the quarters ended June 30, 2006 and 2005, the numerator for the calculation of both basic and diluted earnings per share is equal to net income reported for that period. The difference between basic and diluted EPS denominators is due to dilutive common stock equivalents (stock options and restricted stock). Basic earnings per share excludes dilution and reflects net income divided by the weighted-average shares of common stock outstanding during the periods presented. The denominator for the computation of basic EPS was 85,968,155 and 85,918,791 shares for the three and six months ended June 30, 2006, respectively, and 85,704,165 and 85,613,043 shares for the three and six months ended June 30, 2005, respectively.

Diluted earnings per share is based upon the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method. For the three and six months ended June 30, 2006, this amounted to 86,232,103 and 86,373,845 shares, respectively, which include 263,948 and 455,054 dilutive common stock equivalents, respectively. For the three and six months ended June 30, 2005, this amounted to 85,890,984 and 85,803,214 shares, respectively, which include 186,819 and 190,171 dilutive common stock equivalents, respectively.

Options to purchase an aggregate of 6,157,293 and 5,359,356 shares of common stock during the three and six months ended June 30, 2006, respectively, and 7,475,427 and 7,341,859 shares of common stock during the three and six months ended June 30, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock for each respective period. These options expire at various points in time through 2016.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. (“FAS”) 123, Accounting for Stock-Based Compensation. Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods; however, stock-based compensation measured in accordance with the fair-value based method was included as a pro forma disclosure in the consolidated financial statement footnotes.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Effective January 1, 2006, the Company adopted FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Determining the fair value of share-based awards at the grant date requires judgment in estimating the volatility and dividends over the expected term that the stock options will be outstanding prior to exercise. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual results differ significantly from these estimates, stock-based compensation expense could be materially impacted.

In accordance with FAS 123R, the Company began recognizing the cost of all employee stock options on a straight-line basis over their respective vesting periods, net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated and 2006 results include:

•
Stock-based compensation cost related to stock options granted on or prior to, but not vested as of, December 31, 2005, based on the grant date fair value originally estimated for the pro forma disclosures in accordance with the original provisions of FAS 123; and

•	All stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

FAS 123R also prescribes the recognition of expense using the non-substantive vesting period approach for grants made after December 31, 2005. This expense attribution method requires recognition of compensation expense from the date of grant to the earlier of the vesting date or the date retirement eligibility is achieved for awards with retirement eligibility options. The use of the non-substantive vesting period approach will not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense for grants made since January 1, 2006. However, the Company will continue to follow the nominal vesting approach for the remaining portion of unvested awards that were granted prior to January 1, 2006 and will continue to recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date.

Generally, stock-based awards are forfeited when employees terminate prior to the vesting date and any compensation cost previously recognized with respect to such unvested stock awards is reversed in the period of forfeiture. Upon share option exercise or restricted share unit conversion, the Company issues new shares, unless the Company elects to use available treasury shares. The Company records forfeitures of restricted stock as treasury share repurchases.

Prior to the adoption of FAS 123R, the Company previously presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Condensed Consolidated Statements of Cash Flows. FAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. The Company is currently assessing the effect of implementing FIN 48.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

NOTE 2. STOCK-BASED COMPENSATION

2006 Stock-based Compensation Summary

The effect of the adoption of FAS 123R on the condensed consolidated statements of operations and cash flows is as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Without FAS 123R [1]	FAS 123R Impact	With FAS 123R	Without FAS 123R [1]	FAS 123R Impact	With FAS 123R
Total revenues	$342,726	$—	$342,726	$685,238	$—	$685,238
Losses and expenses
Net losses and loss adjustment expenses	222,335	759	223,094	457,697	1,893	459,590
Policy acquisition costs	64,439	448	64,887	123,284	935	124,219
Other underwriting expenses	9,070	434	9,504	19,835	2,269	22,104
Other expense	923	—	923	923	—	923
Interest and fees expense	1,854	—	1,854	3,752	—	3,752
Total losses and expenses	298,621	1,641	300,262	605,491	5,097	610,588
Income before provision for income taxes	44,105	(1,641)	42,464	79,747	(5,097)	74,650
Provision for income taxes	14,431	(288)	14,143	26,056	(1,045)	25,011
Net income	$29,674	$(1,353)	$28,321	$53,691	$(4,052)	$49,639

Basic earnings per share [2]	$0.35	$(0.02)	$0.33	$0.62	$(0.05)	$0.58
Diluted earnings per share [2]	$0.34	$(0.02)	$0.33	$0.62	$(0.05)	$0.57

The six months ended June 30, 2006 results include $0.7 million and $1.4 million, respectively, of accelerated costs incurred during the first quarter to recognize the effect of retirement eligibility in accordance with the non-substantive vesting period approach and actual vesting in accordance with an executive retention agreement, respectively. As compensation costs for certain employees are included in deferred policy acquisition costs, pre-tax compensation cost related to stock-based compensation of $0.9 million was deferred, for the six months ended June 30, 2006. The remaining unrecognized compensation cost related to unvested awards as of June 30, 2006, was $13.4 million and the weighted-average period over which this cost will be recognized is 2.1 years. The six-month period ended June 30, 2006, results included $113 thousand of excess tax benefits as a financing cash inflow and an increase of additional paid-in capital.

2005 Stock-based Compensation Pro Forma Summary

Had compensation cost for the Company’s stock-based compensation plans been determined in the prior year based on the fair-value-based method for all awards, net income would have been reduced by $1.3 million and $2.6 million for the three and six months ended June 30, 2005, respectively. The Company followed the nominal vesting period approach, which recognizes compensation cost over the vesting period unless the employee retired before the end of the vesting period at which time the Company recognizes any remaining unrecognized compensation cost at the date of retirement. The Company did not determine the amount of stock-based compensation cost that would have been deferred as policy acquisition costs in its pro forma footnotes under FAS 123.

[1]
Includes $0.3 million and $0.5 million stock-based compensation related to restricted shares and $0.1 million and $0.2 million associated tax, as the previous accounting under APB 25 was consistent with that of FAS 123, for the three months and six months ended June 30, 2006, respectively.

[2]	Earnings per share figures may not total due to rounding.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The pro forma net income and earnings per share amounts follow:

	Three Months Ended	Six Months Ended
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	June 30, 2005	June 30, 2005
Net income, as reported	$20,495	$39,932
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	68	90
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,298)	(2,565)
Net income, pro forma	$19,265	$37,457
Basic and diluted earnings per share
As reported	$0.24	$0.47
Pro forma	$0.22	$0.44

Stock Option Plans

The stockholders approved the 2004 Stock Option Plan (the “2004 Plan”) at the Annual Meeting of Shareholders on May 26, 2004. The 2004 Plan supersedes the 1995 Stock Option Plan (the “1995 Plan”), which remains in effect only as to outstanding awards under the 1995 Plan. The 2004 Plan authorizes a Committee of the Board of Directors to grant stock options for up to 4,000,000 shares to eligible employees and nonemployee directors, subject to the terms of the 2004 Plan. Additionally, under the 2004 Plan, the Committee may grant stock options that were subject to outstanding awards under the 1995 Plan to the extent such awards expire, are terminated, are canceled, or are forfeited for any reason without shares being issued.

Options granted to employees generally have ten-year terms and vest ratably over three years. Nonemployee director options vest over one year, provided that the nonemployee director is in the service of the Company during that time. Options granted to nonemployee directors expire one year after a nonemployee director ceases service with the Company, or ten years from the date of grant, whichever is sooner.

Issuable and Issued Securities

A summary of securities issuable and issued for the Company’s stock option plans at June 30, 2006, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan
Total number of securities authorized	10,000	4,000
Number of securities issued	(975)	(204)
Number of securities issuable upon the exercise of all outstanding options	(6,710)	(3,617)
Number of securities forfeited	(2,600)	(74)
Number of forfeited securities returned to plan	2,600	74
Unused options assumed by 2004 Stock Option Plan	(2,315)	2,315
Number of securities available for future grants under each plan	—	2,494

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Current Activity

A summary of the Company’s stock option activity for the six months ended June 30, 2006 follows:
AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Options	Weighted-Average Exercise Price
Options outstanding December 31, 2005	8,869	$16.22
Granted in 2006	2,000	16.55
Exercised in 2006	(293)	13.11
Forfeited in 2006	(9)	14.59
Canceled in 2006	(240)	19.51
Options outstanding June 30, 2006	10,327	16.30

A summary of the Company’s stock option activity and related information follows:

	Three Months Ended June30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Fair value of stock options granted	$900	$2,214	$9,994	$8,186
Intrinsic value of options exercised	266	114	483	353
Grant date fair value of options vested	884	284	7,399	5,241
Proceeds from exercise of stock options	3,126	666	3,844	1,975
Tax benefit realized as a result of stock option exercises	53	23	97	70

SHARE DATA
Weighted-average fair value per option granted	$4.82	$4.46	$5.00	$4.75

Black-Scholes Assumptions

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,	2006	2005 Pro Forma
Risk-free interest rate:
Minimum	4.5%	3.7%
Maximum	4.8%	4.3%
Dividend yield	1.9%	1.1%
Volatility factor of the expected market price of the Company’s common stock:
Minimum	29.4	28.6
Maximum	29.4	32.2
Expected option term	6 years	6 years

The expected term for options granted during the six months ended June 30, 2006, was calculated using the simplified method in accordance with Staff Accounting Bulletin No. 107. The expected volatility of employee stock options was based on the historical volatility of key competitors in the property & casualty insurance industry (based on six years of closing stock prices). The Company believes that the use of historical competitor volatility better reflects current market expectations of the Company’s stock price volatility. The Company’s own historical stock price volatility is not representative of expected volatility due to significant prior year events, such as the effects of the 1994 Northridge earthquake and SB 1899, which would not be expected to significantly impact results in the future. The annual risk-free interest rate is based on a traded zero-coupon U.S. Treasury bond on the grant date with a term equal to the option’s expected term.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Outstanding Options

The following table summarizes information about stock options outstanding at June 30, 2006 (amounts in thousands, except price data):

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$11.68 -$13.00	1,260	6.7 Years	$11.73	$3,361	1,249	6.7 Years	$11.72	$3,345
13.01 - 15.00	2,910	8.2 Years	14.28	355	1,491	8.1 Years	14.30	153
15.01 - 17.00	3,357	8.0 Years	16.38	—	1,490	5.8 Years	16.18	—
17.01 - 19.00	1,776	4.2 Years	18.05	—	1,776	4.2 Years	18.05	—
19.01 - 22.00	246	1.4 Years	20.75	—	246	1.4 Years	20.75	—
22.01 - 29.25	778	2.9 Years	25.43	—	778	2.9 Years	25.43	—
$11.68 -$29.25	10,327	6.7 Years	$16.30	$3,716	7,030	5.6 Years	$16.65	$3,498

Restricted Shares Plan

The Restricted Shares Plan, which was approved by the Company’s stockholders, currently authorizes grants of up to 1,421,920 shares of common stock to be made available to key employees. In general, one third of the shares granted vest on the anniversary date of each of the three years following the year of grant. The Company may also grant vested shares that contain sale restrictions. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders upon vesting of the restricted shares.

Total compensation expense relating to the Restricted Shares Plan was $0.4 million and $0.5 million for the three and six months ended June 30, 2006, respectively, and $0.1 million for the three and six months ended June 30, 2005. Unrecognized compensation cost in connection with restricted stock grants totaled $2.2 million at June 30, 2006. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Shares Issuable and Issued

A summary of securities issuable and issued for the Company’s Restricted Shares Plan at June 30, 2006, follows:

AMOUNTS IN THOUSANDS	Restricted Shares Plan
Total number of securities authorized	1,422
Number of securities issued	(1,252)
Number of forfeited securities returned to plan	162
Number of securities remaining available for future grants under the plan	332

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Current Restricted Shares Activity

The following table summarizes activity under the Restricted Shares Plan for the six months ended June 30, 2006:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Shares	Weighted-Average Market Price Per Share on Date of Grant
Non-vested, December 31, 2005	87	$14.08
Vested in 2006	(33)	14.38
Granted in 2006	109	15.90
Non-vested, June 30, 2006	163	15.22

A summary of the Restricted Shares Plan activity and related information follows:

	Three Months Ended June30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Fair value of restricted stock awards granted	$80	$1,267	$1,724	$1,267
Fair value of restricted stock awards vested	475	30	475	183

SHARE DATA
Weighted-average fair value per share for restricted shares granted	$16.01	$14.10	$15.90	$14.10

NOTE 3. HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. More than ninety-nine percent of the claims submitted and litigation brought against the Company as a result of California SB 1899 have been resolved. The Company’s total loss and loss adjustment expenses (“LAE”) reserves for SB 1899 claims as of June 30, 2006 and December 31, 2005, were less than $0.1 million and $0.5 million, respectively.

Loss and LAE incurred for the homeowner and earthquake lines in runoff were $0.3 million for the three and six months ended June 30, 2006, compared to $0.2 million and $0.4 million for the same periods in 2005, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

In addition, the Company denies liability and has not established a reserve for the matters discussed below. A range of potential losses in the event of a negative outcome is discussed where known.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court. The complaint sought injunctive and unspecified restitutionary relief against the Company under Business and Professions Code (“B&P”) Sec. 17200 for alleged unfair business practices in violation of California Insurance Code Sec. 1861.02(c) relating to Company rating practices. Based on California’s Proposition 64, passed in November 2004, the court granted the Company’s motion to dismiss the complaint, but allowed the addition of a second plaintiff, Leacy. The court stayed discovery in this litigation pending appellate court decisions involving similar issues by other parties. To date, these decisions have favored the Company’s position. Because this matter is in the pleading stages and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner’s claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera concluded on December 9, 2005, on his claims for bad faith, emotional distress, punitive damages and attorney fees. A jury found he sustained no damages as to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment plus post-judgment interest, which currently totals $1.8 million.

Insurance Company cases (Ramona Goldenburg) was originally filed as Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group. The original action was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that the Company uses “biased” software in determining the value of total-loss automobiles. Specifically, Plaintiff alleges that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. A court-ordered appraisal of Speck’s vehicle was favorable to the Company and Ramona Goldenberg was substituted as a Plaintiff, replacing Speck, and a new appraisal has been ordered. The Company intends to vigorously defend the suit with other defendants in the coordinated proceedings. This matter is in the pleading stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

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
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is a component of stockholders’ equity and includes all changes in unrealized gains and losses; reclassification adjustments for investment losses and gains included in net income; and changes in minimum pension liability in excess of unamortized prior service cost.

A summary of accumulated other comprehensive loss follows:

	June 30, 2006	December 31, 2005
Net unrealized losses on available-for-sale investments, net of deferred income taxes of $15,950 and $4,579	$(29,622)	$(8,504)
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $1,011 and $1,011	(1,878)	(1,878)
Total accumulated other comprehensive loss	$(31,500)	$(10,382)

NOTE 6. EMPLOYEE BENEFIT PLANS

The Company has both funded and unfunded non-contributory defined benefit pension plans, which together cover essentially all employees who have completed at least one year of service. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded non-qualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. For other eligible employees, the pension benefits are based on employees’ compensation during all years of service. The Company’s funding policy for the qualified plan is to make annual contributions as required by applicable regulations.

Components of Net Periodic Cost

Net pension costs for all plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1,693	$1,762	$3,565	$3,524
Interest cost	1,898	1,855	3,869	3,710
Expected return on plan assets	(2,112)	(1,830)	(4,220)	(3,660)
Amortization of prior service cost	39	27	73	54
Amortization of net loss	628	507	1,306	1,014
Total	$2, 146	$2,321	$4,593	$4,642

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

Pension Plan Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it did not expect to contribute to its qualified defined benefit pension plan in 2006. As of June 30, 2006, no contributions have been made. However, the amount and timing of future contributions to the Company’s qualified defined benefit pension plan depends on a number of assumptions including statutory funding requirements, the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations.

Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2006.

Defined Contribution Plans

The Company sponsors a contributory savings and security plan for eligible employees and officers. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee’s eligible compensation or the amount contributed by the employee up to the maximum allowable under Internal Revenue Service regulations. The plan offers a variety of investment types among which employees exercise complete discretion as to choice and investment duration. The Company also sponsors a 401(k) supplemental plan to provide specified benefits to a select group of management and highly compensated employees. Company contributions to both plans were $1.2 million and $3.1 million for the three and six months ended June 30, 2006, respectively, and $0.9 million and $2.3 million for the same periods in 2005.

NOTE 7. SEGMENT INFORMATION

The Company’s “Personal Auto Lines” reportable segment primarily markets and underwrites personal auto, motorcycle and personal umbrella insurance. The Company’s “Homeowner and Earthquake Lines in Runoff” reportable segment manages the runoff of the Company’s homeowner and earthquake programs. The Company has not written any earthquake coverage since 1994 and ceased writing homeowner policies in February 2002.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). The FAIR Plan is a state administered pool of difficult to insure homeowners’ exposures. Each participating insurer is allocated a percentage of the total premiums written and losses and LAE incurred by the pool according to its share of total homeowner direct premiums written in the state. Participation in the current year FAIR Plan operations is based on premiums written from two years prior. Since the Company ceased writing homeowners business in 2002, the Company no longer receives assignments for plan years beyond 2004, but continues to participate in prior plan year activity, which is in runoff.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff [3]	Total
Three Months Ended June 30, 2006
Net premiums earned	$325,512	$—	$325,512
Depreciation and amortization expense	6,642	1	6,643
Segment profit (loss)	28,293	(266)	28,027

Three Months Ended June 30, 2005
Net premiums earned	$336,842	$3	$336,845
Depreciation and amortization expense	8,391	2	8,393
Segment profit (loss)	16,239	(198)	16,041

Six Months Ended June 30, 2006
Net premiums earned	$651,336	$—	$651,336
Depreciation and amortization expense	13,301	3	13,304
Segment profit (loss)	45,765	(342)	45,423

Six Months Ended June 30, 2005
Net premiums earned	$673,203	$6	$673,209
Depreciation and amortization expense	14,990	5	14,995
Segment profit (loss)	30,063	(370)	29,693

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment profit	$28,027	$16,041	$45,423	$29,693
Net investment income	17,174	17,006	34,929	34,043
Other income	10	367	10	367
Net realized investment gains (losses)	30	(1,267)	(1,037)	(1,727)
Other expense	(923)	—	(923)	—
Interest and fees expense	(1,854)	(2,031)	(3,752)	(4,088)
Income before provision for income taxes	$42,464	$30,116	$74,650	$58,288

3  Homeowner and earthquake lines in runoff segment revenue represents premium earned as a result of the Company’s participation in the California FAIR Plan.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
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

The Company has decided to purchase investments that provide housing and other services to economically disadvantaged communities. To that end, the Company is a voluntary member, along with other participating insurance organizations, of Impact Community Capital, LLC (“Impact”). Impact’s charter is to facilitate loans and other investments in such communities.

The VIE structure provides a wider range of investment options through which insurance companies and other institutional investors can address the investment needs of these communities. The Company’s maximum participation in Impact C.I.L., LLC (“Impact C.I.L.”), a subsidiary of Impact and a VIE, is for up to 11.1% ($24.0 million) of $216.0 million of the entity’s funding activities. These commitments consist of a $4.8 million minimum investment and a $19.2 million guarantee of a warehouse lending facility. Potential losses are limited to the Company’s participation as well as associated operating fees. The Company’s pro rata share of these advances to Impact C.I.L., which in turn makes housing investments in economically disadvantaged communities, was approximately 11.1%, or $4.9 million, and $5.0 million as of June 30, 2006 and December 31, 2005, respectively. The revolving member loan and the warehouse financing agreement do not significantly impact the Company’s liquidity or capital.

The Company is not the primary beneficiary of any of the VIEs as the Company has voting rights, beneficiary rights, obligations, and ownership in proportion to each of its Impact related investments, none of which exceeds 11.1%.

In addition to the above, the Company held $6.0 million and $6.2 million in other Impact related fixed-income investments as of June 30, 2006 and December 31, 2005, respectively. The Company also held $0.3 million in other Impact related private equity investments reclassified as other assets as of June 30, 2006. There were no private equity investments for the same period in the prior year. Total Impact related investment income was $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.3 million for the same periods in 2005, respectively.

The Company does not have any other material VIEs that it needs, or will need, to consolidate or disclose.

NOTE 9. TRANSACTIONS WITH RELATED PARTIES

In June 2006, the Company executed a $35 million funding commitment for a private equity investments program. The program will be managed by AIG Global Investment Corp. (“AIGGIC”), which provides investment management and investment accounting services to the Company. In the event that the Company does not respond to a capital call during the investment term, the General Partner of the fund (“GP”) may apply the following default provisions: withhold 50% of distributions due to the Company at the time of the default and 50% of future distributions due to the Company; hold the Company liable for fund expenses above and beyond investments made by the Company (with the right of offset); terminate the Company’s Limited Partner status and not allow it any further investments; or charge interest on the defaulted capital commitment amount and fees at LIBOR + 4% (with the right of offset). However, the GP may choose not to designate the Company a “defaulting limited partner” and waive the default provisions. The investment term ends after the underlying investments are liquidated, but in no event later than 10 years. Multiple investments are expected to be purchased and liquidated over the investment term. The Company funded $9.1 million of the commitment in July 2006.

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

Founded in 1958, we are a direct-to-consumer provider of personal auto insurance. With $1.4 billion of revenue in 2005, we insure over 1.5 million vehicles in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, Ohio, Oregon, Pennsylvania, Texas and Washington. We provide superior policy features and customer service at a competitive price. Customers can receive a quote, purchase a policy, service their policy, or report a claim at www.21st.com or on the phone with our licensed insurance professionals at 1-800-211-SAVE. Service is offered in English and Spanish, both on the phone and on the web, 24 hours a day, 365 days a year. Our insurance subsidiaries, 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Company of the Southwest (“21st of the Southwest”), are rated A+ by A.M. Best, Fitch Ratings and Standard & Poor’s. The Company’s A+ rating was affirmed by A.M. Best on June 13, 2006.

Our long-term financial goals include achieving a 96% or lower combined ratio, 15% annual growth in premiums written, 15% return on stockholders’ equity, and strong financial ratings.

National Expansion

The Company is implementing a multi-year strategy for national expansion. In the second quarter of 2006, the Company began operations in Florida, Georgia and Pennsylvania, increasing the percentage of the U.S. personal auto market that the Company operates in to 49%. The Company plans to add three additional states in the second half of 2006. Growth in direct premiums written in non-California markets in the second quarter of 2006 was 51.8%. The ultimate benefits of the national expansion should include economies of scale, lower unit marketing costs due to the cost efficiency of buying advertising on a national basis, less dependency on any single market and the operating flexibility to focus resources on attractive markets and deemphasize less attractive markets.

Highlights

Financial highlights for the second quarter ended June 30:

•	Total direct premiums written decreased 3.6% to $316.8 million in 2006, from $328.7 million for same period in 2005.

•	California direct premiums written decreased 7.1% to $287.4 million in 2006, compared to $309.2 million for the same period in 2005.

•	Non-California direct premiums written increased by 51.8% to $29.4 million for the quarter ended June 30, 2006, compared to $19.5 million for the same period in 2005.

•
Our consolidated combined ratio of 91.4% was favorably impacted by 5.6 points of prior accident year loss and LAE reserve decreases, versus 95.2% for the second quarter of 2005, which was favorably impacted by 3.5 points.

Financial highlights for the six months ended June 30:

•	Total direct premiums written declined 3.7% to $655.4 million in 2006, from $680.8 million for the same period in 2005.

•	California direct premiums written decreased 6.6% to $599.2 million in 2006, compared to $641.8 million for the same period in 2005.

•	Non-California direct premiums written increased by 44.1% to $56.2 million in 2006, compared to $39.0 million for the same period in 2005.

•
Our consolidated combined ratio of 93.0% was favorably impacted by 3.9 points of prior accident year loss and LAE reserves, versus 95.6% for the same period in 2005, which was favorably impacted by 2.9 points.

For the three months and six months ended June 30, 2006, 21st’s insurance subsidiaries achieved underwriting profitability, but total direct premiums written declined. In recent quarters, the California market, which represented 90.7% of our total direct premiums written during the second quarter, has seen stable to declining rates from competitors and a reduced level of shopping behavior by consumers. Both of these factors reduced our opportunities for profitable growth in this state.

In July 2006, the California Department of Insurance (the “CDI”) obtained approval for changes to regulations (the “Auto Rating Factor Regulations”) relating to automobile insurance rating factors, particularly concerning territorial rating. Because the new Auto Rating Factor Regulations require every personal auto insurance company operating in California to make a class plan and rate level filing in the third quarter of 2006, competitive rate levels may change and consumer shopping behavior may increase in the future. It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. See further discussion in Part II - Item 1A. Risk Factors.

Also in July 2006, the CDI proposed new amended rate approval regulations (the "Rate Approval Regulations"), affecting personal auto, homeowners and most lines of commercial property & casualty insurance written in California. If approved without modification, the Rate Approval Regulations could have a materially adverse impact on the Company’s results. See further discussion in Part II - Item 1A. Risk Factors.

Net income increased 38% to $28.3 million for the three months ended June 30, 2006, or $0.33 per basic share, compared to $20.5 million, or $0.24 per basic share, for the same period in 2005. The second quarter 2006 results include prior year favorable reserve development totaling $18.1 million, versus $11.9 million in the second quarter of 2005. Net income increased 24% to $49.6 million for the six months ended June 30, 2006, or $0.58 per basic share, compared to $39.9 million, or $0.47 per basic share, for the same six-month period in 2005. The six months ended June 30, 2006 include favorable prior year reserve development totaling $25.1 million, versus $19.6 million for the same period in 2005.

The underwriting expense to net premiums earned ratio increased to 22.9% for the three months ended June 30, 2006 from 21.5% for the same period in 2005. For the six months ended June 30, 2006, the underwriting expense to net premiums earned ratio increased to 22.4% from 21.4% for the same period in 2005. These underwriting expense ratio increases are primarily the result of expenses associated with the Company’s national expansion efforts and the 2006 recognition of stock-based compensation, which were partially offset by increases in deferred policy acquisition costs. Underwriting expenses during the six months ended June 30, 2006, were also impacted by severance costs and corporate litigation incurred during the first quarter.

The recognition of stock-based compensation resulted from our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R requires the recognition of compensation expense in the Condensed Consolidated Statements of Operations based on the estimated fair value of the employee share-based options. See Critical Accounting Estimates - Stock-Based Compensation Expense for further discussion. Stock-based compensation classified as underwriting expense for the three and six months ended June 30, 2006, was $0.9 million and $3.2 million, respectively.

Non-GAAP Measures

Premiums written and statutory surplus have been presented to enhance investors’ understanding of the Company’s operations. These financial measures are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Premiums written represent the premiums charged on policies issued during a fiscal period. The most directly comparable GAAP measure, premiums earned, represents the portion of premiums written that is recognized as income on a pro rata basis over the terms of the policies. Statutory surplus represents equity as of the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities. Stockholders’ equity is the most directly comparable GAAP measure to statutory surplus. The reconciliations of these financial measures to the most directly comparable GAAP measures are located in Results of Operations and Liquidity and Capital Resources, respectively. These financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial measures.

See Results of Operations for more details as to our overall and personal auto lines results.

The remainder of this MD&A includes the following sections:

•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources
•	Transactions with Related Parties
•	Contractual Obligations and Commitments
•	Critical Accounting Estimates
•	Recent Accounting Standards
•	Forward-Looking Statements

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes the Company’s condensed consolidated results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Direct premiums written	$316,837	$328,669	(3.6)%	$655,406	$680,786	(3.7)%
Net premiums earned	325,512	336,845	(3.4)	651,336	673,209	(3.2)
Net income	28,321	20,495	38.2	49,639	39,932	24.3
Basic earnings per share	0.33	0.24	45.8	0.58	0.47	23.4
Diluted earnings per share	0.33	0.24	45.8	0.57	0.47	21.3

For the three months ended June 30, 2005, the results include net realized capital losses of $1.3 million. For the six months ended June 30, 2006, the results included net realized capital losses of $1.0 million compared to net realized capital losses of $1.7 million for the same period in 2005.

The following table summarizes losses and loss adjustment expenses (“LAE”) incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Net losses and LAE incurred related to insured events in:
Current year personal auto lines	$241,215	$260,200	$484,726	$518,902
Prior accident years:
Personal auto lines	(18,387)	(12,116)	(25,479)	(19,963)
Homeowner and earthquake lines in runoff	266	200	343	376
Total prior years’ redundancy recorded in current year	(18,121)	(11,916)	(25,136)	(19,587)
Total net losses and LAE incurred	$223,094	$248,284	$459,590	$499,315

While we perform quarterly reviews of the adequacy of carried unpaid losses and LAE, these estimates depend on many assumptions about the outcome of future events. There can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and materially differ from our unpaid losses and LAE as of June 30, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations. See Critical Accounting Estimates - Losses and Loss Adjustment Expenses for additional discussion of our reserving policy.

Personal automobile insurance is our primary line of business. Non-California vehicles accounted for 9.3% of our direct premiums written for the three months ended June 30, 2006, compared to 5.9% for the same period in 2005. For the six months ended June 30, 2006, non-California vehicles accounted for 8.6% of our direct premiums written, compared to 5.7% for the same period in 2005. This increase is due to our ongoing national expansion program, which includes marketing in non-California states. The Company is currently selling policies in 12 states and plans to expand into three additional states during the second half of 2006 as part of its national expansion strategy.

Personal Auto Lines Underwriting Results

The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

	Three Months Ended June 30,			Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Direct premiums written	$316,837	$328,669	(3.6)%	$655,406	$680,786	(3.7)%

Net premiums written	$315,476	$327,479	(3.7)%	$652,700	$678,420	(3.8)%

Net premiums earned	$325,512	$336,842	(3.4)%	$651,336	$673,203	(3.2)%
Net losses and LAE	222,828	248,083	(10.2)	459,248	498,939	(8.0)
Underwriting expenses	74,391	72,520	2.6	146,323	144,201	1.5
Underwriting profit	$28,293	$16,239	74.2%	$45,765	$30,063	52.2%

Ratios:
Loss and LAE ratio	68.5%	73.7%	(5.2)%	70.5%	74.1%	(3.6)%
Underwriting expense ratio	22.9	21.5	1.4	22.5	21.4	1.1
Combined ratio	91.4%	95.2%	(3.8)%	93.0%	95.5%	(2.5)%

The following table reconciles our personal auto lines underwriting profit to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Personal auto lines underwriting profit	$28,293	$16,239	$45,765	$30,063
Homeowner and earthquake lines in runoff underwriting loss	(266)	(198)	(342)	(370)
Net investment income	17,174	17,006	34,929	34,043
Other income	10	367	10	367
Net realized investment gains (losses)	30	(1,267)	(1,037)	(1,727)
Other expense	(923)	—	(923)	—
Interest and fees expense	(1,854)	(2,031)	(3,752)	(4,088)
Provision for income taxes	(14,143)	(9,621)	(25,011)	(18,356)
Net income	$28,321	$20,495	$49,639	$39,932

The following table reconciles our personal auto lines direct premiums written to net premiums earned:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Direct premiums written	$316,837	$328,669	$655,406	$680,786
Ceded premiums written	(1,361)	(1,190)	(2,706)	(2,366)
Net premiums written	315,476	327,479	652,700	678,420
Net change in unearned premiums	10,036	9,363	(1,364)	(5,217)
Net premiums earned	$325,512	$336,842	$651,336	$673,203

We remain focused on achieving our long-term goals of a combined ratio of 96% or lower and 15% annual growth in direct premiums written.

Direct premiums written decreased in the three months and six months ended June 30, 2006, as compared to the same period in 2005, primarily due to continued competitiveness in the California market. As discussed in the Operating Highlights, in July 2006, the California Department of Insurance issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating. It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. Also in July 2006, the CDI proposed new amended rate approval regulations, which if approved without modification, could have a materially adverse impact on the Company’s California results. See further discussion in Item 1A. Risk Factors.

As the Company proceeds with its national expansion, we believe that achieving our long-term growth goal will steadily depend less on the California marketplace. Net premiums earned decreased in the three months and six months ended June 30, 2006, compared to the same periods a year ago, consistent with the decline in direct premiums written during the same periods. The Company’s national expansion efforts will provide us with flexibility to use combinations of local and national marketing media, as appropriate, and the ability to focus our marketing expenditures and company resources on attractive markets, while minimizing costs in less attractive markets.

The declines in the loss and LAE ratios for the three months and six months ended June 30, 2006 of 5.2 points and 3.6 points, respectively, are partially due to the effect of favorable development related to prior accident years. The loss and LAE ratios for the three months ended June 30, 2006 included 5.6 points ($18.4 million) of favorable development compared to 3.6 points ($12.1 million) in the same period of 2005. Similarly, the six months ended June 30, 2006 loss and LAE ratio included 3.9 points ($25.5 million) of favorable reserve development in 2006 compared to 2.9 points ($20.0 million) in the same period of 2005. Changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted. The remaining decrease in the loss and LAE ratios for both periods was primarily attributable to the decline in frequency.

The underwriting expense to net premiums earned ratios increased in the three months and six months ended June 30, 2006, as compared to the same periods in the prior year. This was primarily due to our investments in the Company’s national expansion efforts and the 2006 recognition of stock-based compensation partially offset by an increase in deferred policy acquisition costs. Also, the underwriting expense ratio for the six months ended June 30, 2006 was impacted by severance costs and corporate litigation incurred during the three months ended March 31, 2006.

The combined ratio was 91.4% for the quarter ended June 30, 2006, compared to 95.2% for the same period in 2005. The decrease was mainly due to the 5.2 point decrease in the loss and LAE ratio partially offset by 1.4 point increase in the underwriting expense ratio as a result of the items discussed above. The combined ratios for the six months ended June 30, 2006 and 2005 were 93.0% and 95.5%, respectively. The decrease was mainly due to favorable prior accident year loss and LAE development of $25.5 million.

Homeowner and Earthquake Lines in Runoff

We have not written any earthquake policies since 1994 and exited the homeowner insurance business in 2002. Underwriting results of the homeowner and earthquake lines, which are in runoff, include losses and LAE incurred of $0.3 million for the three months ended June 30, 2006, compared to $0.2 million for the same period a year ago. For the six months ended June 30, 2006 and 2005, losses and LAE for those same lines were $0.3 million and $0.4 million, respectively, of which the earthquake lines accounted for less than $0.1 million in loss and LAE during the three months and six months ended June 30, 2006.

Net Investment Income

We utilize a conservative investment philosophy. No derivatives or nontraditional securities are held in our investment portfolio and there were no equity securities at June 30, 2006. Substantially the entire fixed maturity portfolio is investment grade (weighted-average Standard & Poor’s credit quality of “AA”).

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Fixed maturity investments available-for-sale	$16,886	$15,187	$33,495	$30,673
Equity securities available-for-sale	—	1,601	811	2,977
Cash and cash equivalents	288	218	623	393
Net investment income	$17,174	$17,006	$34,929	$34,043

The average annual yields on fixed income assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Pre-tax - fixed maturity securities	4.6%	4.5%	4.7%	4.6%
After-tax - fixed maturity securities	3.3	3.3	3.4	3.3

The fixed maturity portfolio, which comprised 97% and 95% of the total investment portfolio at June 30, 2006 and December 31, 2005, respectively, displayed a 10 basis point improvement, on a pre-tax basis, in both the three and six month periods ended June 30, 2006, when compared to the same periods in 2005. This yield improvement was due to the reinvestment of funds from investment sales and maturities into higher yielding fixed maturity securities during a rising rate environment in 2006.

At June 30, 2006, $383.0 million, or 26.9%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds with the remainder, representing 73.1% of the portfolio, invested in taxable securities, compared to 23.1% and 76.9%, respectively, at December 31, 2005 and 21.0% and 79.0%, respectively, at June 30, 2005. As of June 30, 2006, no investments were rated below investment grade.

The net realized gains (losses) on investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Gross realized gains[1]	$97	$1,966	$1,549	$3,304
Gross realized losses[2]	(67)	(3,233)	(2,586)	(5,031)
Net realized gains (losses) on investments	$30	$(1,267)	$(1,037)	$(1,727)

Our policy is to investigate, on a quarterly basis, all investments for possible “other-than-temporary” impairment when the fair value of a security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the three and six months ended June 30, 2006 or 2005. See discussion under Critical Accounting Estimates - Investments for further information.

Other Income and Expense

Other income consists of interest income relating to a refund claim with the IRS. Other expense of $0.9 million in the second quarter of 2006 relates to an impairment charge incurred in connection with vacated space in our headquarters in Woodland Hills, California, which will be sublet starting in the third quarter.

FINANCIAL CONDITION

Investments and cash were approximately $1.5 billion at June 30, 2006 and December 31, 2005. The Company initiated the sale of its equity securities during the first quarter of 2006 and did not hold any equity securities as of June 30, 2006. Applicable funds realized from the sale of equity securities were primarily reinvested in fixed maturity investments. However, the Company executed a $35 million funding commitment for a private equity investment program during the second quarter of 2006, as described in Note 9 of the Notes to Condensed Consolidated Financial Statements.

The Company also has unrated, community investments representing 0.2% of total investments. These investments have been made in an effort to provide housing and other services to economically disadvantaged communities. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Increased advertising, sales and customer service costs in the second quarter of 2006 contributed to an increase in deferred policy acquisition costs (“DPAC”) of $8.3 million to $68.2 million, compared to $59.9 million at December 31, 2005. Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

[1]
Gross realized gains during the three months ended June 30, 2006 and 2005 include $64 thousand and $1.9 million, respectively, from the sale of equity securities. Gross realized gains during the six months ended June 30, 2006 and 2005, include $1.2 million and $3.3 million from the sale of equity securities, respectively.

[2]
Gross realized losses during the three months ended June 30, 2006 and 2005 include $67 thousand and $3.2 million, respectively, from the sale of equity securities. Gross realized losses during the six months ended June 30, 2006 and 2005, include $2.6 million and $5.0 million from the sale of equity securities, respectively.

The following table summarizes unpaid losses and LAE, gross and net of applicable reinsurance, with respect to our lines of business:

	June 30, 2006		December 31, 2005
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid losses and LAE
Personal auto lines	$493,584	$488,397	$521,528	$516,849
Homeowner and earthquake lines in runoff	1,508	783	2,307	1,368
Total	$495,092	$489,180	$523,835	$518,217

At June 30, 2006, gross unpaid losses and LAE decreased $28.7 million, primarily due to a reserve decrease of $27.9 million in the personal auto lines as a result of $25.5 million of favorable loss development related to prior accident years recorded during the six months ended June 30, 2006 and fewer number of exposures. The gross unpaid losses and LAE in the homeowner and earthquake lines decreased $0.8 million as the result of continued runoff activity (see Critical Accounting Estimates - Losses and Loss Adjustment Expenses for a description of the Company’s reserving process).

Debt of $121.6 million consists of $21.7 million of capital lease obligations and $99.9 million of Senior Notes, net of discount. The decrease in debt of $6.4 million during the six months ended June 30, 2006 is primarily attributable to principal payments on the capital leases.

Stockholders’ equity and book value per share increased to $855.2 million and $9.91, respectively, at June 30, 2006, compared to $830.0 million and $9.66 at December 31, 2005, respectively. The increase in stockholders’ equity for the six months ended June 30, 2006 was primarily due to net income of $49.6 million, stock-based compensation cost of $6.7 million, and $3.8 million exercised stock options. This was partially offset by dividends to stockholders of $13.8 million and an increase in accumulated other comprehensive loss of $21.1 million (resulting from a $32.5 million increase in net unrealized losses on the investment portfolio due to rising market yields).

LIQUIDITY AND CAPITAL RESOURCES

21st Century Insurance Group

Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when American International Group, Inc. (“AIG”) exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001. As of June 30, 2006, our insurance subsidiaries could pay $113.0 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

Effective December 31, 2003, the California Department of Insurance (“CDI”), approved an intercompany lease whereby 21st Century Insurance Company leases certain computer software from our holding company. The monthly lease payment, currently $0.8 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to enhance the software.

On November 30, 2005, the CDI approved an amendment to a term loan line that increased the available amount from $40 million to $150 million that our insurance subsidiary, 21st Century Insurance Company, can loan to our holding company. The outstanding balance of the term loan line as of June 30, 2006, was $71.0 million.

Our holding company’s significant cash obligations over the next several years, exclusive of any dividends to stockholders that our directors may declare, consist of the following:

•	Ongoing costs to enhance our computer software;

•	The repayment of the $100 million principal on the Senior Notes due in 2013;

•
The repayment of $71.0 million principal on the term loan line to the insurance subsidiary (scheduled payments include $18 million, $40 million, and $13 million in 2007, 2008,and 2009, respectively); and

•	Related interest on the obligations above.

We expect to be able to meet those obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $19.5 million at June 30, 2006, payments received from the intercompany lease, and borrowing from our insurance subsidiary), additional funds that may be obtainable from the capital markets or dividends received from our insurance subsidiaries. The effective 2006 California state income tax rate applicable to any such dividends paid from our subsidiaries, if taxable, is approximately 1.8%, or 1.2% net of federal benefit.

Insurance Subsidiaries

We have achieved underwriting profits in our core auto insurance operations since 2001 and have thereby enhanced our liquidity. Our cash flows from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. Our underwriting results are impacted by rate changes. Although in the past years we have been successful in gaining California regulatory approval for rate increases, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. As discussed in the Operating Highlights, in July 2006, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating. It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. Also in July 2006, the CDI proposed new amended rate approval regulations, which if approved without modification, could have a materially adverse impact on the Company’s California results. See further discussion in Item 1A. Risk Factors.

Also, in the event of adverse claims results, we could be forced to liquidate investments to pay claims, possibly during unfavorable market conditions, which could lead to the realization of losses on sales of investments. Adverse outcomes to any of the foregoing uncertainties would create some degree of downward pressure on the insurance subsidiaries’ earnings or cash flows, which in turn, could negatively impact our liquidity.

As of June 30, 2006, our insurance subsidiaries had a combined statutory surplus of $755.3 million compared to $704.7 million at December 31, 2005. The increase in statutory surplus was primarily due to statutory net income of $59.2 million and an increase in net unrealized investment gains of $1.2 million, offset by a $7.1 million increase in the deferred income tax asset and an increase in nonadmitted assets of $2.6 million. The net premiums written to statutory surplus ratio, which is required to be below 3.0, was 1.7 at June 30, 2006, compared to 1.9 at December 31, 2005.

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We believe that as of June 30, 2006, all of our insurance subsidiaries met their respective regulatory requirements.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	June 30, 2006	December 31, 2005
Stockholders’ equity - GAAP	$855,165	$829,972
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(21,880)	(24,185)
Deferred gain under capital lease transactions	(497)	(914)
Capital lease obligation	21,715	28,074
Nonadmitted net deferred tax assets	(24,078)	(34,936)
Net deferred tax assets related to items nonadmitted under SAP	24,438	38,544
Intercompany receivables	(64,647)	(57,683)
Fixed assets	(21,720)	(22,492)
Equity in non-insurance entities	39,558	26,798
Net unrealized losses on investments	44,778	10,788
Deferred policy acquisition costs	(68,248)	(59,939)
Prepaid pension costs and intangible pension asset	(18,435)	(21,309)
Other prepaid expenses	(14,693)	(11,049)
Other, net	3,870	3,002
Statutory surplus	$755,326	$704,671

Operating Cash Flows

Our operating cash flows were as follows:

	Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	Decrease
Net cash provided by operating activities	$64,418	$70,241	$5,823

Net cash provided by operating activities decreased primarily due to a decline in direct premiums collected resulting from the decline in premiums written. This was partially offset by decreases in loss and LAE payments. Also, while underwriting expenses and deferred policy acquisition costs increased since the prior year, cash paid for underwriting expenses did not increase significantly due to the increase in other liabilities of $19.8 million, primarily as a result of unpaid expenditures incurred towards the end of the quarter in connection with the Company’s national expansion efforts.

Investing Activities

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities. Our investment objective is to maintain a low level of risk and to preserve principal by investing in high quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements.

Our cash flows from investing activities were as follows:

	Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	Increase
Net cash used in investing activities	$76,352	$52,791	$23,561

Net cash used in investing activities increased primarily due to payments for the purchase of investments and purchase of property and equipment of $21.5 million and $0.8 million, respectively, partially offset by net sales and maturities of investments of $44.3 million.

Financing Activities

Our cash flows from investing activities were as follows:

	Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2006	2005	Increase
Net cash used in financing activities	$16,546	$10,825	$5,721

Net cash used in financing activities increased due to the doubling of the dividend since the prior year from $0.04 per share to $0.08 per share, partially offset by a $1.0 million increase in cash receipts provided by stock option exercises.

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

Reinsurance agreements

The Company’s catastrophe reinsurance coverage for its personal auto lines is provided by three participating entities, two of which are AIG subsidiaries. Together they reinsure any covered event up to $45.0 million in excess of $20.0 million. This coverage was renewed effective January 1, 2005 and 2006. Total premiums ceded to AIG subsidiaries were $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2005, respectively. Total reinsurance recoverables, net of payables, from AIG subsidiaries were $0.4 million and $0.6 million as of June 30, 2006 and December 31, 2005, respectively.

Corporate insurance coverage

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

Insurance expense attributable to AIG corporate insurance coverages was $1.3 million and $2.1 million for the three and six months ended June 30, 2006, respectively, and $1.1 million and $2.5 million for the three and six months ended June 30, 2005, respectively.

Investment management and investment accounting

In October 2003, as a result of a competitive bidding process, we entered into an agreement with AIG Global Investment Corp. (“AIGGIC”) to provide investment management and investment accounting services to the Company. The fees are determined as a percentage of the average invested asset balance and are classified with net investment income. This agreement was approved by the CDI. Investment management and accounting expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2005, respectively.

In June 2006, the Company executed a $35 million funding commitment with AIGGIC for a program that will manage a portfolio of private equity transactions. In the event that the Company does not respond to a capital call during the investment term, the General Partner of the fund (“GP”) may apply the following default provisions: withhold 50% of distributions due to the Company at the time of the default and 50% of future distributions due to the Company; hold the Company liable for fund expenses above and beyond investments made by the Company (with the right of offset); terminate the Company’s Limited Partner status and not allow it any further investments; or charge interest on the defaulted capital commitment amount and fees at LIBOR + 4% (with the right of offset). However, the GP may choose not to designate the Company a "defaulting limited partner" and waive the default provisions. The investment term ends after the underlying investments are liquidated, but in no event later than 10 years. Typically, multiple investments are purchased and liquidated over the investment term. The Company funded $9.1 million of the commitment in July 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See our discussion about variable interest entities and commitments in Note 8 of the Notes to Condensed Consolidated Financial Statements. There were no material changes outside the ordinary course of our business in our contractual obligations during the six-month period ended June 30, 2006.

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

Losses and Loss Adjustment Expenses

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

It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE as of June 30, 2006. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE reserves, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE as of June 30, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, then such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

The process of making changes to unpaid losses and LAE begins with the review of the actual claims experience, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss and LAE ratio. Based on this review, our actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and they use their experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage.

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

The Company has experienced changes in the mix of business and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is the estimate of the frequency of unpaid bodily injury claims. The Company has experienced approximately 15% lower bodily injury claim frequency over accident years 2003 through 2005 in California. A 5% change in the estimate of the frequency of unpaid bodily injury claims for accident year 2005 would result in an approximate increase or decrease in total unpaid losses and LAE of 1.3%, or $6.2 million, at June 30, 2006.

Investments

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

The determination of whether a decline in market value is “other-than-temporary” is necessarily a matter of subjective judgment. No such charges were recorded in the three or six months ended June 30, 2006 or 2005. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity as of the periods presented because any unrealized losses would be already included in accumulated other comprehensive income (loss).

Substantially the entire fixed maturity portfolio is investment grade. The following is a summary of the Standard & Poor’s credit rating for the fixed maturity portfolio (the weighted average is “AA”):

	June 30, 2006		December 31, 2005
AMOUNTS IN THOUSANDS	# issues	Fair Value	# issues	Fair Value
AAA	320	$706,286	286	$604,812
AA	114	174,147	116	169,708
A	118	428,461	118	486,338
BBB	45	115,092	44	88,918
BB	—	—	3	2,495
Not Rated	5	2,742	2	2,436
Total fixed maturity investments	602	$1,426,728	569	$1,354,707

The following is a summary by issuer of non-investment grade securities and unrated securities held (at fair value):

	June 30,	December 31,
AMOUNTS IN THOUSANDS	2006	2005
Non-investment grade equity securities:
AmerUs Group Co.[3]	$—	$864
Non-investment grade fixed maturity securities (i.e., rated below BBB-):
Ford Motor Credit Company [4]	—	2,495
Unrated fixed maturity securities: [5]
Impact Community Capital, LLC	1,999	2,023
Impact Healthcare, LLC	413	413
Impact Childcare, LLC	330	—
Total non-investment grade and unrated fixed maturity securities	2,742	4,931
Total non-investment grade and unrated securities	$2,742	$5,795

Percentage of total investments, at fair value	0.2%	0.4%

[3]	The AmerUs Group Co. was a preferred stock holding that had an unrealized gain as of December 31, 2005.
[4]	The Ford Motor Credit Company security matured in the first quarter of 2006 and the Company received all amounts due, thereby incurring no loss.
[5]
Impact Community Capital is a limited partnership that was voluntarily established by a group of California insurers to make loans and other investments that provide housing and other services to economically disadvantaged communities. See further discussion in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	8	$47,774	$1,384	16	$141,034	$3,074
6-12 months	48	297,042	15,406	16	129,044	4,072
More than 1 year	75	500,926	32,761	56	433,368	16,896
Less than $0.1 million	130	221,316	5,052	113	204,724	4,347
Total fixed maturity securities with unrealized losses	261	1,067,058	54,603	201	908,170	28,389
Equity securities:
Exceeding $0.1 million	—	—	—	2	578	305
Less than $0.1 million	—	—	—	245	35,672	1,873
Total equity securities with unrealized losses	—	—	—	247	36,250	2,178
Total investments with unrealized losses [6]	261	$1,067,058	$54,603	448	$944,420	$30,567

Unrealized losses on fixed maturity investments primarily arose from rising interest rates in the current period. If our portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in value of our investment portfolio could put our subsidiaries at risk of failing to satisfy regulatory capital requirements. If we were not at that time able to supplement our capital by issuing debt or equity securities on acceptable terms, our ability to continue growing could be adversely affected. See further discussion in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	June 30, 2006			December 31, 2005
AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$2,019	$1,994	$25	$5,562	$5,512	$50
Due after one year through five years	440,835	421,282	19,553	205,363	200,075	5,288
Due after five years through ten years	320,898	303,371	17,527	415,417	401,533	13,884
Due after ten years	357,909	340,411	17,498	310,217	301,050	9,167
Total fixed maturity securities with unrealized losses	$1,121,661	$1,067,058	$54,603	$936,559	$908,170	$28,389

Income Taxes

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

[6]	Unrealized losses represent 5.1% and 3.2% of the total carrying value of investments with unrealized losses at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, our DTAs totaled $127.1 million and our DTLs totaled $69.8 million. The net of those amounts, $57.3 million, represents the net deferred tax asset reported in the condensed consolidated balance sheets. At December 31, 2005, our DTAs total $128.5 million and our DTLs total $72.3 million. The net of those amounts, $56.2 million, represents the net deferred tax asset reported in the condensed consolidated balance sheets.

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

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of approximately $27.9 million, representing an unrealized tax benefit of $9.8 million at June 30, 2006, compared to $33.6 million at December 31, 2005. The steady decline in the unrealized tax benefit of the NOL since 2002 resulted from the generation of taxable underwriting and investment income in the intervening years. At the current rate of utilization, the Company’s remaining NOL, excluding 21st of the Southwest, should be fully utilized by the end of 2006, but in any event long before its statutory expiration.

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in thousands):

Year of Expiration	NOL Excluding 21st of the Southwest		SRLY [7] NOL of 21st of the Southwest	Consolidated NOL
2017	$	―	$1,496	$1,496
2018		―	1,068	1,068
2019		―	1,466	1,466
2020		―	3,172	3,172
2021		―	2,180	2,180
2022		18,505	―	18,505
Total		$18,505	$9,382	$27,887

Our ability to fully utilize the NOL of 21st of the Southwest depends on future taxable income either from continued operating profitability or from tax planning strategies we could implement, such as increasing the taxable portion of our investment portfolio. Because of the Company’s history of profitability over the past four years, management believes it is reasonable to expect future underwriting profits and to conclude it is at least more likely than not that we will be able to realize the benefits of all of our DTAs, including our NOL. Accordingly, no valuation allowance has been recognized as of June 30, 2006. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses, management might be required to reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

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

[7]	“SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st of the Southwest may be utilized against this portion of our NOL.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DPAC”) primarily include premium taxes, advertising, and other variable costs incurred with writing business. These costs are deferred and amortized over the 6-month policy period in which the related premiums are earned.

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes the DPAC costs are fully recoverable as of June 30, 2006.

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Property and Equipment

At June 30, 2006, property and equipment included $126.8 million in software. Accounting standards require a write-off to be recognized when an asset is vacated or an asset group’s carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. There have been no events or circumstances in the second quarter of 2006 that would require a reassessment of any asset group for impairment.

Stock-Based Compensation Expense

For periods prior to January 1, 2006, the Company accounted for share-based payment transactions with employees in accordance with Statement of Financial Accounting Standard No. (“FAS”) 123, Accounting for Stock-Based Compensation. Under the provisions of FAS 123, we had elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We did not recognize in income any compensation expense for the fair value of stock options awarded to employees as all employee stock options were granted at or above the grant date market price. However, stock-based employee compensation cost relating to restricted stock was recognized in the statements of operations for periods prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). Unlike FAS 123, which was elective, FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. The Company uses the Black-Scholes option-pricing model to calculate the fair value of the employee stock options.

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

The adoption of FAS 123R in the first quarter of 2006 resulted in additional stock-based compensation cost of $2.0 million and $6.0 million in the three and six months ended June 30, 2006, respectively, which previously would have been only presented in a pro forma footnote disclosure. The Company expects this cost to approximate $10.0 million for fiscal 2006. FAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to recognizing these forfeitures and corresponding reduction in expense as they occur. No cumulative adjustment was necessary for prior year forfeitures as these were estimated in the Company’s prior year pro forma financial statements. In addition, FAS 123R requires the Company to reflect the cash savings resulting from excess tax benefits (i.e., the benefit of the tax deduction for a share-based payment that exceeds the recognized compensation cost for that award) in its financial statements as a financing cash flow, rather than as an operating cash flow as in prior periods. Basic earnings per share for the three and six months ended June 30, 2006 would have been $0.35 and $0.62, respectively, if the Company had not adopted FAS 123R, compared to reported basic earnings per share of $0.33 and $0.58, respectively.

For grants made on or after January 1, 2006, the Company applied the non-substantive vesting period approach, which requires recognition of compensation expense from the grant date to the earlier of the vesting date or the date retirement eligibility is achieved for awards with retirement eligibility options. The use of the non-substantive vesting approach will not affect the overall amount of compensation expense recognized, but will accelerate the recognition of expense. This resulted in $0.7 million in accelerated vesting of awards incurred during the first quarter of 2006. In the first quarter of 2006, the Company recognized $1.4 million in stock-based compensation expense in connection with the accelerated vesting of awards as part of an executive retention agreement. For the remaining portion of awards that were unvested and granted prior to January 1, 2006, the Company will continue to follow the nominal vesting period approach, and accordingly recognize the expense from the grant date to the earlier of the actual date of retirement or the vesting date.

See additional discussion in Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. The Company is currently assessing the effect of implementing FIN 48.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Forward-looking statements include, among other things, discussions concerning our potential expectations, beliefs, estimates, forecasts, projections and assumptions. Forward-looking statements may address, among other things:

•	Our strategy for growth;

•	Underwriting results;

•	Our expected combined ratio and growth of written premiums;

•	Product development;

•	Computer systems;

•	Litigation, regulatory environment and approvals;

•	Market position;

•	Financial results;

•	Dividend policy; and

•	Reserves.

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

•
Results of legislative, regulatory or legal actions, including the inability to obtain approval for necessary licenses, rate increases and product changes and possible adverse actions taken by state regulators in market conduct examinations and rate proceedings; and

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

Our cash flow from operations and short-term cash position generally have been more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business, tend to have an average duration of less than one year. The Company primarily invests in fixed maturity investments.

Fixed maturity financial instruments

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

Since fixed maturity investments with longer remaining terms to maturity usually tend to realize higher yields, the Company’s investment philosophy through 2003 typically resulted in a portfolio with an effective duration of over 6 years. Due to the changing interest rate environment in 2004, management, in consultation with the Investment Committee, began targeting a lower duration for the Company’s fixed maturity investment portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the fixed maturity portfolio declined from 4.7 years as of December 31, 2005 to 4.1 years at June 30, 2006.

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

DOLLAR AMOUNTS IN MILLIONS June 30, 2006	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity investments available-for-sale, at fair value	$1,426.7	$1,362.7	(4.5%)
Debt	121.6	128.2	5.4%

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

	Effective Duration Ranges (in years)
June 30, 2006	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Market value percentage of fixed maturity investment portfolio	1.5%	16.5%	58.1%	21.0%	1.8%	1.1%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the effectiveness of 21st Century Insurance Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006, the Principal Executive Officer and Principal Financial Officer of 21st Century Insurance Group have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by 21st Century Insurance Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated any changes in 21st Century Insurance Group’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on the evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I of Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except as follows:

In July of 2006, the California Department of Insurance (the “CDI”) issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating (the “Auto Rating Factor Regulations”). The previous regulation had been validated by a court decision. The new rules require automobile insurance companies to make a class plan and rate filing during the third quarter to bring their automobile insurance rates in California into compliance with the Auto Rating Factor Regulations. Litigation to enjoin the implementation of the Auto Rating Factor Regulations and have them declared in violation of California law has been instituted by insurance trade organizations and other parties. If the litigation is not successful in preliminarily enjoining implementation of the Auto Rating Factor Regulations, the Company's class plan and rate filings will be reviewed by the CDI. The CDI may or may not approve the Company’s class plan and rate filings. If not approved, further administrative and legal proceedings related specifically to the Company may be required to resolve any dispute. As a result of such proceedings, the Company could ultimately be required to make changes in the structure of its rating plans and/or the level of its overall rates that it believes are actuarially unsound. In addition, because the new Auto Rating Factor Regulations require every company to make a rate filing in the third quarter of 2006, competitive rate levels may change and consumer shopping behavior may increase in the future. It is not possible at this time to predict the ultimate timing or impact of these proceedings and changes, which could have either a materially favorable or materially adverse impact on the Company.

Also in July 2006, the CDI proposed new amended rate approval regulations (the “Rate Approval Regulations”) that would determine how insurance rates for personal auto and most other lines of personal and commercial property and casualty lines of business are established in California. Multiple changes from the current regulations include capping the maximum permitted after-tax rate of return at 11% of derived capital for all affected lines of insurance and use of a complete formula with established generic factors to determine the maximum rates that may be charged. The proposed amended Rate Approval Regulations provide for several “variances” from the rates specified by the formula. A hearing on the proposed Rate Approval Regulations is scheduled for September 13, 2006, after which the CDI could propose further changes or seek to have them implemented. The Company is currently reviewing the proposal in its entirety to determine its impact, but the proposed Rate Approval Regulations, if approved without modification, could have a materially adverse impact on the Company’s  results.

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

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	July 26, 2006	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2006	/s/ Steven P. Erwin
STEVEN P. ERWIN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.