Form 10-Q
period 2006-09-30
21ST CENTURY INSURANCE GROUP
filed 2006-11-02
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of October 23, 2006 was 86,377,135.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	September 30, 2006	December 31, 2005
Assets
Investments available for sale
Fixed maturity securities, at fair value (amortized cost: $1,487,873 and $1,365,948)	$1,470,385	$1,354,707
Equity securities, at fair value (cost: $0 and $49,210)	—	47,367
Other long-term investments, equity method	9,443	—
Total investments	1,479,828	1,402,074
Cash and cash equivalents	19,497	68,668
Accrued investment income	17,006	16,585
Premiums receivable	115,513	100,900
Reinsurance receivables and recoverables	6,550	6,539
Prepaid reinsurance premiums	2,141	1,946
Deferred income taxes	42,566	56,209
Deferred policy acquisition costs	67,592	59,939
Leased property under capital leases, net of deferred gain of $1,203 and $1,534 and net of accumulated amortization of $40,853 and $36,995	19,998	22,651
Property and equipment, at cost less accumulated depreciation of $105,780 and $89,595	152,480	145,811
Other assets	40,277	38,907
Total assets	$1,963,448	$1,920,229
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$484,258	$523,835
Unearned premiums	329,719	319,676
Debt	118,853	127,972
Claims checks payable	39,697	42,681
Reinsurance payable	769	643
Other liabilities	92,529	75,450
Total liabilities	1,065,825	1,090,257

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued 86,381,472 and 85,939,889	86	86
Additional paid-in capital	438,618	425,454
Treasury stock; at cost shares: 8,804 and 5,929	(106)	(84)
Retained earnings	472,271	414,898
Accumulated other comprehensive loss	(13,246)	(10,382)
Total stockholders’ equity	897,623	829,972
Total liabilities and stockholders’ equity	$1,963,448	$1,920,229

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2006	2005	2006	2005
Revenues
Net premiums earned	$327,325	$344,102	$978,661	$1,017,311
Net investment income	16,897	17,042	51,827	51,085
Other income (loss)	58	(3)	68	364
Net realized investment gains (losses)	159	(939)	(878)	(2,666)
Total revenues	344,439	360,202	1,029,678	1,066,094
Losses and expenses
Net losses and loss adjustment expenses	222,550	258,105	682,140	757,420
Policy acquisition costs	64,803	60,852	189,022	188,931
Other underwriting expenses	12,715	8,786	34,819	24,908
Other expense	—	—	924	—
Interest and fees expense	1,820	1,988	5,572	6,076
Total losses and expenses	301,888	329,731	912,477	977,335
Income before provision for income taxes	42,551	30,471	117,201	88,759
Provision for income taxes	14,144	9,369	39,155	27,725
Net income	$28,407	$21,102	$78,046	$61,034

Earnings per share:
Basic	$0.33	$0.25	$0.91	$0.71
Diluted	$0.33	$0.24	$0.90	$0.71
Cash dividends declared per share	$0.08	$0.04	$0.24	$0.12
Weighted-average shares outstanding:
Basic	86,192,395	85,793,904	86,010,994	85,672,993
Additional common shares assumed issued under treasury stock method	262,114	411,695	390,035	264,823
Diluted	86,454,509	86,205,599	86,401,029	85,937,816

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
	Common Stock
		$0.001 par value
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Issued Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings		Accumulated Other Comprehensive Loss		Total
Balance - January 1, 2006	85,939,889	$86	$425,454	$(84)	$414,898		$(10,382)		$829,972
Comprehensive income (loss)					78,046	(1)	(2,864	)(2)	75,182
Cash dividends declared on common stock					(20,673)				(20,673)
Exercise of stock options	325,033		4,250						4,250
Issuance of restricted stock	116,550								—
Forfeiture of 2,875 shares of restricted stock			22	(22)					—
Stock-based compensation cost			8,752						8,752
Excess tax benefits of stock-based compensation			140						140
Balance - September 30, 2006	86,381,472	$86	$438,618	$(106)	$472,271		$(13,246)		$897,623

(1)	Net income for the nine months ended September 30, 2006.

(2)	Net change in accumulated other comprehensive loss follows:

Nine Months Ended September 30, 2006
Unrealized holding losses arising during the period, net of tax benefit of $1,844	$(3,423)
Reclassification adjustment for investment losses included in net income, net of tax benefit of $301	559
Total	$(2,864)

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Nine Months Ended September 30,	2006	2005
Operating activities
Net income	$78,046	$61,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,393	24,502
Net amortization of investment premiums and discounts	7,318	7,205
Stock-based compensation cost	8,752	238
Provision for deferred income taxes	15,185	10,687
Net realized investment losses	878	2,779
Changes in assets and liabilities
Premiums receivable	(14,613)	(11,166)
Deferred policy acquisition costs	(7,653)	(5,001)
Reinsurance receivables and recoverables	(80)	1,193
Federal income taxes	(5,540)	(1,088)
Other assets	1,531	6,723
Unpaid losses and loss adjustment expenses	(39,577)	22,072
Unearned premiums	10,043	9,019
Claims checks payable	(2,984)	1,974
Other liabilities	12,551	(7,802)
Net cash provided by operating activities	84,250	122,369
Investing activities
Purchases of:
Fixed maturity securities available-for-sale	(228,027)	(94,020)
Equity securities available-for-sale	(35,627)	(239,493)
Other long-term investments, equity method	(9,123)	—
Property and equipment	(23,315)	(32,539)
Maturities and calls of fixed maturity securitites available-for-sale	23,726	24,461
Sales of:
Fixed maturity securities available-for-sale	73,765	28,943
Equity securities available-for-sale	84,836	233,884
Net cash used in investing activities	(113,765)	(78,764)
Financing activities
Repayment of debt	(10,283)	(9,343)
Dividends paid (per share: $0.16 and $0.08)	(13,763)	(6,850)
Proceeds from the exercise of stock options	4,250	3,155
Excess tax benefit from stock-based compensation	198	—
Excess tax liability from stock-based compensation	(58)	—
Net cash used in financing activities	(19,656)	(13,038)
Net (decrease) increase in cash and cash equivalents	(49,171)	30,567
Cash and cash equivalents, beginning of period	68,668	34,697
Cash and cash equivalents, end of period	$19,497	$65,264

Supplemental information:
Income taxes paid	$29,580	$19,281
Interest paid	3,991	4,495

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

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

These unaudited condensed consolidated financial statements include all adjustments (including normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of results that may be expected for the remaining interim period or the year as a whole.

Other long-term investments, equity method

The Company started investing in limited partnerships and limited liability corporations during the third quarter of 2006, as further discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements. Since our share of a partnership’s or corporation’s capital is greater than 3%, but less than 50%, we account for these investments on the equity method, and the carrying values of our investments are adjusted to reflect our share of the underlying equity of the partnerships or corporations, as applicable.

Earnings Per Share (“EPS”)

The numerator for the calculation of both basic and diluted EPS is equal to net income reported for that period. The difference between basic and diluted EPS denominators is due to dilutive common stock equivalents (stock options and restricted stock). Basic EPS excludes dilution and reflects net income divided by the weighted-average shares of common stock outstanding during the periods presented. Diluted EPS is based upon the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock were computed using the treasury stock method.

The following shares attributable to outstanding stock options and restricted shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (i.e., their inclusion under the treasury stock method would have increased EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common stock equivalents excluded from calculation of diluted EPS	6,149,111	4,501,547	5,625,501	6,395,088

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. (“FAS”) 123, Accounting for Stock-Based Compensation. Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. All employee stock options were granted at the closing market price on the grant date. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods; however, stock-based compensation measured in accordance with the fair-value based method was included as a pro forma disclosure in the condensed consolidated financial statement footnotes.

Effective January 1, 2006, the Company adopted FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Determining the fair value of share-based awards at the grant date requires judgment in estimating the volatility and dividends over the expected term that the stock options will be outstanding prior to exercise. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from our estimates, stock-based compensation expense could be materially impacted.

In accordance with FAS 123R, the Company began recognizing the cost of all employee stock options on a straight-line basis over their respective vesting periods, net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated and 2006 results include:

•
Stock-based compensation cost related to stock options granted on or prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated for the pro forma disclosures in accordance with the original provisions of FAS 123; and

•	All stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

FAS 123R also prescribes the recognition of expense using the non-substantive vesting period approach for grants made after December 31, 2005. This expense attribution method requires recognition of compensation expense from the date of grant to the earlier of the vesting date or the date retirement eligibility is achieved for awards with retirement eligibility provisions. The use of the non-substantive vesting period approach will not affect the overall amount of compensation expense recognized, but will accelerate the recognition of expense for grants made since January 1, 2006. However, the Company will continue to follow the nominal vesting approach (i.e., recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date) for the remaining portion of unvested awards that were granted prior to January 1, 2006.

Generally, stock-based awards are forfeited when employees terminate prior to the vesting date, and any compensation cost previously recognized with respect to such unvested stock awards is reversed in the period of forfeiture. Upon restricted share grant or share option exercise, the Company issues new shares, unless the Company elects to use available treasury shares. The Company records forfeitures of restricted stock as treasury share repurchases.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. Under FAS 158, the Company will be required to recognize the funded status of its defined benefit plans and to provide the required disclosures as of December 31, 2006. However, had we been required to adopt the provisions of FAS 158 as of September 30, 2006, the estimated cumulative impact on the Company’s condensed consolidated financial statements as a result of the adoption of this standard would have resulted in an approximate $17 million net after-tax reduction in equity with a corresponding reduction of $7.8 million in total assets, and an increase of $9.3 million in total liabilities. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of FAS 158 may differ from these amounts. Adoption of FAS 158 will not have any effect on the Company's compliance with its financial covenants.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FAS No. 109 (“FIN 48”), becomes effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently assessing the effect of implementing FIN 48.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), becomes effective January 1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company is currently assessing the effect of implementing this guidance.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

NOTE 2. STOCK-BASED COMPENSATION

2006 Stock-Based Compensation Summary

The effect of the adoption of FAS 123R on the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA	Without FAS 123R		FAS 123R Impact	With FAS 123R	Without FAS 123R		FAS 123R Impact	With FAS 123R
Total revenues	$344,439		$—	$344,439	$1,029,678		$—	$1,029,678
Losses and expenses
Net losses and loss adjustment expenses	221,767		783	222,550	679,464		2,676	682,140
Policy acquisition costs	63,893		910	64,803	187,177		1,845	189,022
Other underwriting expenses	12,184		531	12,715	32,019		2,800	34,819
Other expense	—		—	—	924		—	924
Interest and fees expense	1,820		—	1,820	5,572		—	5,572
Total losses and expenses	299,664		2,224	301,888	905,156		7,321	912,477
Income before provision for income taxes	44,775		(2,224)	42,551	124,522		(7,321)	117,201
Provision for income taxes	14,876		(732)	14,144	40,932		(1,777)	39,155
Net income	$29,899	[1]	$(1,492)	$28,407	$83,590	[1]	$(5,544)	$78,046

Basic earnings per share [2]	$0.35		$(0.02)	$0.33	$0.97		$(0.06)	$0.91
Diluted earnings per share [2]	$0.35		$(0.02)	$0.33	$0.97		$(0.06)	$0.90

The nine months ended September 30, 2006 results include $0.7 million of accelerated costs incurred during the first quarter to recognize the effect of retirement eligibility in accordance with the non-substantive vesting period approach and $1.4 million of actual vesting in accordance with an executive retention agreement. As compensation costs for certain employees are included in deferred policy acquisition costs, pre-tax compensation cost related to stock-based compensation of $0.8 million was deferred, for the nine months ended September 30, 2006. The remaining unrecognized compensation cost related to unvested awards as of September 30, 2006, was $11.3 million and the weighted-average period over which this cost will be recognized is 1.9 years. Results for the nine-month period ended September 30, 2006 included $140 thousand of excess tax benefits as a financing cash inflow and an increase of additional paid-in capital.

2005 Stock-Based Compensation Pro Forma Summary

Had compensation cost for the Company’s stock-based compensation plans been determined in the prior year based on the fair-value based method for all awards, net income would have been reduced by $1.2 million and $3.7 million for the three and nine months ended September 30, 2005, respectively. The Company followed the nominal vesting period approach, which recognizes compensation cost over the vesting period unless the employee retired before the end of the vesting period at which time the Company recognizes any remaining unrecognized compensation cost at the date of retirement. The Company did not determine the amount of stock-based compensation cost that would have been deferred as policy acquisition costs in its pro forma footnotes under FAS 123.

[1]
Includes $0.2 million and $0.7 million stock-based compensation related to restricted shares and $0.1 million and $0.2 million associated tax, as the previous accounting under APB 25 was consistent with that of FAS 123, for the three months and nine months ended September 30, 2006, respectively.

[2]	Earnings per share figures may not total due to rounding.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

The pro forma net income and earnings per share amounts follow:

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$21,102	$61,034
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	65	155
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,278)	(3,844)
Net income, pro forma	$19,889	$57,345
Basic earnings per share:
As reported	$0.25	$0.71
Pro forma	$0.23	$0.67
Diluted earnings per share:
As reported	$0.24	$0.71
Pro forma	$0.23	$0.67

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

Issuable and Issued Securities

A summary of securities issuable and issued for the Company’s stock option plans at September 30, 2006, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan
Total number of securities authorized	10,000	4,000
Number of securities issued	(1,001)	(210)
Number of securities issuable upon the exercise of all outstanding options	(6,683)	(3,545)
Number of securities forfeited	(2,601)	(151)
Number of forfeited securities returned to plan	2,601	151
Unused options assumed by 2004 Stock Option Plan	(2,316)	2,316
Number of securities available for future grants under each plan	—	2,561

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

Current Activity

A summary of the Company’s stock option activity for the nine months ended September 30, 2006, follows:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Options	Weighted- Average Exercise Price
Options outstanding December 31, 2005	8,869	$16.22
Granted in 2006	2,012	16.54
Exercised in 2006	(325)	13.08
Forfeited in 2006	(88)	14.38
Canceled in 2006	(240)	19.49
Options outstanding September 30, 2006	10,228	16.32

A summary of the Company’s stock option activity and related information for the nine months ended September 30, follows:

AMOUNTS IN THOUSANDS	2006	2005
Fair value of stock options granted	$10,040	$8,186
Intrinsic value of options exercised	566	590
Grant date fair value of options vested	7,428	5,288
Proceeds from exercise of stock options	4,250	3,155
Tax benefit realized as a result of stock option exercises	198	247

Black-Scholes Fair Values

The weighted-average fair value per option granted during the nine months ended September 30, 2006 and 2005, was $4.99 and $4.75, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,	2006	2005 Pro Forma
Risk-free interest rate:
Minimum	4.5%	3.7%
Maximum	5.0%	4.3%
Dividend yield	1.9%	1.1%
Volatility factor of the expected market price of the Company’s common stock:
Minimum	0.29	0.29
Maximum	0.29	0.32
Expected option term	6 years	6 years

The expected term for options granted during the nine months ended September 30, 2006, was calculated using the simplified method in accordance with Staff Accounting Bulletin No. 107, Shared-Based Payment. The expected volatility of employee stock options was based on the historical volatility of key competitors in the property and casualty insurance industry (based on six years of closing stock prices). The Company believes that the use of historical competitor volatility better reflects current market expectations of the Company’s stock price volatility. The Company’s own historical stock price volatility is not representative of expected volatility due to significant prior year events, such as the effects of the 1994 Northridge earthquake and California Senate Bill 1899 (“SB 1899”), which would not be expected to significantly impact results in the future. The annual risk-free interest rate is based on a traded zero-coupon U.S. Treasury bond on the grant date with a term equal to the option’s expected term.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

Outstanding Options

The following table summarizes information about stock options outstanding at September 30, 2006 (amounts in thousands, except price data):

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 11.68 - 13.00	1,240	6.5 Years	$11.73	$3,991	1,235	6.5 Years	$11.73	$3,980
13.01 - 15.00	2,839	7.5 Years	14.28	1,894	1,409	7.5 Years	14.31	907
15.01 - 17.00	3,349	7.8 Years	16.38	—	1,489	6.1 Years	16.18	—
17.01 - 19.00	1,776	4.0 Years	18.05	—	1,776	4.0 Years	18.05	—
19.01 - 22.00	131	1.5 Years	19.65	—	131	1.5 Years	19.65	—
22.01 - 29.25	893	1.9 Years	24.99	—	893	1.9 Years	24.99	—
$ 11.68 - 29.25	10,228	6.3 Years	16.32	$5,885	6,933	5.3 Years	16.69	$4,887

The aggregate intrinsic value in the preceding table represents the pre-tax amount that would have been received by the option holders had all option holders exercised their options as of September 30, 2006. Vested and expected-to-vest options as of September 30, 2006, included in the table above, totaled 10,147,276 with a weighted-average exercise price of $16.33, a weighted-average contractual life of 6.2 years and an aggregate intrinsic value of $5.9 million.

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

Total compensation expense relating to the Restricted Shares Plan was $0.2 million and $0.7 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2005. Unrecognized compensation cost in connection with restricted stock grants totaled $1.9 million at September 30, 2006. The cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Shares Issuable and Issued

A summary of securities issuable and issued for the Company’s Restricted Shares Plan at September 30, 2006, follows:

AMOUNTS IN THOUSANDS	Restricted Shares Plan
Total number of securities authorized	1,422
Number of securities issued	(1,260)
Number of forfeited securities returned to plan	164
Number of securities remaining available for future grants under the plan	326

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

Current Restricted Shares Activity

The following table summarizes activity under the Restricted Shares Plan for the nine months ended September 30, 2006:

AMOUNTS IN THOUSANDS, EXCEPT PRICE DATA	Number of Shares	Weighted-Average Market Price Per Share on Date of Grant
Non-vested, December 31, 2005	87	$14.08
Vested in 2006	(33)	14.38
Granted in 2006	117	15.83
Forfeited in 2006	(3)	15.65
Non-vested, September 30, 2006	168	15.22

A summary of the Restricted Shares Plan activity and related information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Fair value of restricted stock awards granted	$121	$—	$1,845	$1,267
Fair value of restricted stock awards vested	—	29	475	212

SHARE DATA
Weighted-average fair value per share for restricted shares granted	$15.11	$—	$15.83	$14.09

NOTE 3. HOMEOWNER AND EARTHQUAKE LINES IN RUNOFF

SB 1899, effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake. More than ninety-nine percent of the claims submitted and litigation brought against the Company as a result of SB 1899 have been resolved. The Company’s total reserves for losses and loss adjustment expenses (“LAE”) for SB 1899 claims as of September 30, 2006 and December 31, 2005, were less than $0.1 million and $0.5 million, respectively.

Losses and LAE incurred for the homeowner and earthquake lines in runoff were $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, compared to $0.6 million and $1.0 million for the same periods in 2005, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the normal course of business, the Company is named as a defendant in lawsuits related to its insurance operations and business practices. Many suits seek unspecified extra-contractual and punitive damages as well as contractual damages under the Company’s insurance policies in excess of the Company’s estimates of its obligations under such policies. The Company cannot estimate the amount or range of loss that could result from an unfavorable outcome on these suits and it denies liability for any such alleged damages. The Company has not established reserves for potential extra-contractual or punitive damages, or for contractual damages in excess of estimates the Company believes are correct and reasonable under its insurance policies. Nevertheless, extra-contractual and punitive damages, if assessed against the Company, could be material in an individual case or in the aggregate. The Company may choose to settle litigated cases for amounts in excess of its own estimate of contractual damages to avoid the expense and risk of litigation. Other than the possibility of the contingencies discussed below, the Company does not believe the ultimate outcome of these matters will be material to its results of operations, financial condition or cash flows.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

In addition, the Company denies liability and has not established a reserve for the matters discussed below. A range of potential losses in the event of a negative outcome is discussed where known.

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court and Axen v. 21st Century Insurance Company was filed on April 14, 2004 in Alameda County Superior Court. Both complaints seek injunctive and unspecified restitutionary relief against the Company under Business and Professions Code (“B&P”) Sec. 17200 for alleged unfair business practices in violation of California Insurance Code Sec. 1861.02(c) relating to Company rating practices. The court in the Poss case granted the Company’s motion to dismiss the complaint, based on California’s Proposition 64, but allowed the addition of a second plaintiff, Leacy. Discovery has been stayed in both cases and, because these matters are in the pleading stages, and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s (the Company was formerly named 20th Century Insurance) handling of a 1994 homeowner’s claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company cannot invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera concluded on December 9, 2005, on his claims for bad faith, emotional distress, punitive damages and attorney fees. A jury found he sustained no damages as to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment plus post-judgment interest, which currently totals $2.1 million. This matter is now subject to three separate appeals by the parties. The Company moved to consolidate the three appeals on October 18, 2006.

Insurance Company cases (Ramona Goldenburg) was originally filed as Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group. The original action was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contended that the Company uses “biased” software in determining the value of total-loss automobiles. Specifically, Plaintiff alleged that database providers use improper methodology to establish comparable auto values and populate their databases with biased figures and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. A court-ordered appraisal of Speck’s vehicle was favorable to the Company and Ramona Goldenberg was substituted as a Plaintiff, replacing Speck, and a new appraisal was ordered. On October 13, 2006, Plaintiff’s counsel offered to dismiss this case, with prejudice, in exchange for the Company waiving its costs. The Company has accepted Plaintiff’s counsel’s offer to dismiss the matter and will support a motion, containing the agreed terms, for the court to dismiss the action.

Thomas Theis, on his own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on June 17, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company used a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area and the adjusted amount is “predetermined” and “biased.” This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. Depositions have recently been taken and the Company intends to vigorously defend the suit. This matter is in the discovery stage of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time. A motion for certification of a class in this action is currently pending.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

Silvia Quintana, on her own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on November 16, 2005. This purported class action, filed in San Diego, names the Company in four causes of action: 1) violation of B&P Section 17200, 2) conversion, 3) unjust enrichment and, 4) declaratory relief. Silvia Quintana alleges that the Company’s demand for reimbursement of the medical payments it made to her pursuant to her insurance contract violates the “made-whole rule.” The Company anticipates that if the matter survives the initial pleading stage, it will be consolidated, for discovery and pre-trial motions, with actions alleging similar facts against other insurers. This matter is in the pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time. In July 2006, the trial court denied the Company’s demurrer and motion to strike and the Company has filed a writ to the Court of Appeal for review of this decision.

Ronald A.Katz Technology Licensing, L.P. vs. American International Group, Inc. et al was filed on September 1, 2006, in the United States District Court for the District of Delaware. The defendants include American International Group, Inc., its subsidiaries and affiliates, including 21st Century Insurance Group, 21st Century Insurance Company, and 21st Century Casualty Company. The complaint alleges infringement of various patents relating to automated call processing applications. The matter is in the initial pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is a component of stockholders’ equity and includes all after-tax changes in unrealized gains and losses and changes in minimum pension liability in excess of unamortized prior service cost.

A summary of accumulated other comprehensive loss follows:

	September 30, 2006	December 31, 2005
Net unrealized losses on available-for-sale investments, net of deferred income taxes of $6,120 and $4,579	$(11,368)	$(8,504)
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $1,011 and $1,011	(1,878)	(1,878)
Total accumulated other comprehensive loss	$(13,246)	$(10,382)

NOTE 6. EMPLOYEE BENEFIT PLANS

The Company has a qualified defined benefit pension plan, which covers essentially all employees who have completed at least one year of service. The pension benefits under the qualified plan are based on employees’ compensation during all years of service. The Company’s funding policy for the qualified plan is to make annual contributions as required by applicable regulations; employees may not make contributions to this plan. For certain key employees designated by the Board of Directors, the Company sponsors an unfunded non-qualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit.

Components of Net Periodic Cost

Net pension costs for all plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$1,782	$1,620	$5,347	$5,145
Interest cost	1,935	1,763	5,804	5,473
Expected return on plan assets	(2,110)	(1,827)	(6,330)	(5,487)
Amortization of prior service cost	36	78	109	131
Amortization of net loss	653	428	1,959	1,442
Total	$2,296	$2,062	$6,889	$6,704

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

Pension Plan Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it did not expect to contribute to its qualified defined benefit pension plan in 2006. As of September 30, 2006, no contributions have been made. However, the amount and timing of future contributions to the Company’s qualified defined benefit pension plan depends on a number of assumptions including statutory funding requirements, the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations.

Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $1.1 million in 2006.

Defined Contribution Plans

The Company sponsors a qualified 401(k) contributory savings and security plan for eligible employees and officers. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee’s eligible compensation or the amount contributed by the employee up to the maximum allowable under Internal Revenue Service regulations. The plan offers a variety of investments among which employees exercise complete discretion as to choice and investment duration. The Company also sponsors a 401(k) supplemental plan to provide specified benefits to a select group of management and highly compensated employees. The charges to expenses equal to Company contributions to both plans were $1.5 million and $4.6 million for the three and nine months ended September 30, 2006, respectively, and $1.4 million and $3.7 million for the same periods in 2005, respectively.

NOTE 7. SEGMENT INFORMATION

The Company’s “Personal Auto Lines” reportable segment primarily markets and underwrites personal auto, motorcycle and personal umbrella insurance. The Company’s “Homeowner and Earthquake Lines in Runoff” reportable segment manages the runoff of the Company’s homeowner and earthquake programs. The Company has not written any earthquake coverage since 1994 and ceased writing voluntary homeowner policies in 2002.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff [3]	Total
Three Months Ended September 30, 2006
Net premiums earned	$327,325	$—	$327,325
Depreciation and amortization expense	7,088	1	7,089
Segment profit (loss)	27,447	(190)	27,257

Three Months Ended September 30, 2005
Net premiums earned	$344,099	$3	$344,102
Depreciation and amortization expense	9,504	3	9,507
Segment profit (loss)	16,972	(613)	16,359

Nine Months Ended September 30, 2006
Net premiums earned	$978,661	$—	$978,661
Depreciation and amortization expense	20,389	4	20,393
Segment profit (loss)	73,213	(533)	72,680

Nine Months Ended September 30, 2005
Net premiums earned	$1,017,302	$9	$1,017,311
Depreciation and amortization expense	24,495	7	24,502
Segment profit (loss)	47,035	(983)	46,052

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment profit	$27,257	$16,359	$72,680	$46,052
Net investment income	16,897	17,042	51,827	51,085
Other income	58	(3)	68	364
Net realized investment gains (losses)	159	(939)	(878)	(2,666)
Other expense	—	—	(924)	—
Interest and fees expense	(1,820)	(1,988)	(5,572)	(6,076)
Income before provision for income taxes	$42,551	$30,471	$117,201	$88,759

[3]	2005 revenue for the homeowner and earthquake lines in runoff segment represents premium earned as a result of the Company’s participation in the California FAIR Plan.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
September 30, 2006

NOTE 8. VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), and amended it in December 2003. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which a company has a significant variable interest.

The Company has decided to purchase investments that provide housing and other services to economically disadvantaged communities. To that end, the Company is a voluntary member, along with other participating insurance organizations, of Impact Community Capital, LLC (“Impact”). Impact’s charter is to facilitate loans and other investments in such communities.

The VIE structure provides a wider range of investment options through which insurance companies and other institutional investors can address the investment needs of these communities. The Company’s maximum participation in Impact C.I.L., LLC (“Impact C.I.L.”), a subsidiary of Impact and a VIE, is for up to 11.1% ($24.0 million) of $216.0 million of the entity’s funding activities. These commitments consist of a $4.8 million minimum investment and a $19.2 million guarantee of a warehouse lending facility. Potential losses are limited to the Company’s participation as well as associated operating fees. The Company’s pro rata share of these advances to Impact C.I.L., which in turn makes housing investments in economically disadvantaged communities, was approximately 11.1%, or $4.9 million and $5.0 million, as of September 30, 2006 and December 31, 2005, respectively. The revolving member loan and the warehouse financing agreement do not significantly impact the Company’s liquidity or capital.

The Company is not the primary beneficiary of any of the VIEs as the Company has voting rights, beneficiary rights, obligations, and ownership in proportion to each of its Impact related investments.

In addition to the above, the Company held $8.5 million and $6.2 million in other Impact related fixed-income investments as of September 30, 2006 and December 31, 2005, respectively. The Company also held $0.3 million in other Impact related private equity investments reclassified as other long-term investments as of September 30, 2006. Total Impact related investment income was $0.2 million and $0.7 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.5 million for the same periods in 2005, respectively.

The Company does not have any other material VIEs that it needs, or will need, to consolidate or disclose.

NOTE 9. TRANSACTIONS WITH RELATED PARTIES

In June 2006, the Company executed a $35 million funding commitment for a private equity investment program, which is managed by AIG Global Investment Corp. (“AIGGIC”), which provides investment management and investment accounting services to the Company. In the event that the Company does not respond to a capital call during the investment term, the General Partner of the fund (“GP”) may apply the following default provisions: withhold 50% of distributions due to the Company at the time of the default and 50% of future distributions due to the Company; hold the Company liable for fund expenses above and beyond investments made by the Company (with the right of offset); terminate the Company’s Limited Partner status and not allow it any further investments; or charge interest on the defaulted capital commitment amount and fees at LIBOR + 4% (with the right of offset). However, the GP may choose not to designate the Company a “defaulting limited partner” and waive the default provisions. The investment term ends after the underlying investments are liquidated, but in no event is longer than 10 years. Multiple investments are expected to be purchased and liquidated over the investment term. The Company funded $9.1 million of the commitment during the third quarter in 2006.

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

Founded in 1958, we are a direct-to-consumer provider of personal auto insurance. With $1.4 billion of revenue in 2005, we insure over 1.5 million vehicles in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, New Jersey, Ohio, Oregon, Pennsylvania, Texas and Washington. We provide superior policy features and customer service at a competitive price. Customers can receive a quote, purchase a policy, service their policy, or report a claim at www.21st.com or over the phone with our licensed insurance professionals at 1-800-211-SAVE. Service is offered in English and Spanish, both over the phone and on the web, 24 hours a day, 365 days a year. Our insurance subsidiaries, 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Company of the Southwest (“21st of the Southwest”), are rated A+ by A.M. Best, Fitch Ratings and Standard & Poor’s. The Company’s A+ rating was affirmed by A.M. Best on June 13, 2006.

Our long-term financial goals include achieving a 96% or lower combined ratio, 15% annual growth in premiums written, 15% return on stockholders’ equity, and strong financial ratings.

National Expansion

The Company is implementing a multi-year strategy for national expansion and has previously announced plans to operate in additional states during the fourth quarter of 2006. The entry into New Jersey in October 2006 is the latest step of this strategy. 21st entered the Midwest in 2004, Texas in 2005, and three Eastern states - Florida, Georgia and Pennsylvania - during the second quarter of 2006. During the first 10 months of 2006, the Company has increased the percentage of the U.S. personal auto market in which it operates from 34 percent to 53 percent. Growth in direct premiums written in non-California markets in the third quarter of 2006 was 79.6% and we wrote 12.3% of the third quarter’s direct premium outside of California, versus 6.6% for the same period in 2005. Implementation of our growth strategy could be affected by a number of factors beyond our control, such as increased competition, judicial, regulatory, or legislative developments, general economic conditions or increased operating costs, and we cannot assure you that we will be able to maintain previously announced timetables. The ultimate benefits of the national expansion should include economies of scale, lower unit marketing costs due to the cost efficiency of buying advertising on a national basis, less dependency on any single market and the operating flexibility to focus resources on attractive markets and deemphasize less attractive markets.

Highlights

Financial highlights for the third quarters ended September 30, 2006 and 2005:

•	Total direct premiums written decreased 3.4% to $337.2 million in 2006, from $349.1 million for same period in 2005.

•	California direct premiums written decreased 9.3% to $295.8 million in 2006, compared to $326.0 million for the same period in 2005.

•	Non-California direct premiums written increased 79.6% to $41.4 million in 2006, compared to $23.1 million for the same period in 2005.

•
2006 consolidated combined ratio was 91.7%, versus 95.2% for the third quarter of 2005. 2006 was favorably impacted by 4.4 points of prior accident year loss and loss adjustment expenses (“LAE”) reserve development in 2006, while 2005 was favorably impacted by 0.3 points of prior accident year development.

Financial highlights for the nine months ended September 30, 2006 and 2005:

•	Total direct premiums written decreased 3.6% to $992.6 million in 2006, from $1,029.9 million for the same period in 2005.

•	California direct premiums written decreased 7.5% to $895.0 million in 2006, compared to $967.8 million for the same period in 2005.

•	Non-California direct premiums written increased 57.2% to $97.6 million in 2006, compared to $62.1 million for the same period in 2005.

•
2006 consolidated combined ratio was 92.6%, versus 95.5% for the same period in 2005. 2006 was favorably impacted by 4.0 points of prior accident year loss and LAE reserve development in 2006, while 2005 was favorably impacted by 2.0 points of prior accident year development.

For the three months and nine months ended September 30, 2006, 21st’s insurance subsidiaries achieved underwriting profitability, but total direct premiums written declined. In recent quarters, the California market, which represented 87.7% of our total direct premiums written during the third quarter, has seen stable to declining rates from competitors and a reduced level of shopping behavior by consumers. Both of these factors reduced our opportunities for profitable growth in this state.

In July 2006, the California Department of Insurance (the “CDI”) obtained approval for changes to regulations (the “Auto Rating Factor Regulations”) relating to automobile insurance rating factors, particularly concerning territorial rating. Because the new Auto Rating Factor Regulations require every personal auto insurance company operating in California to make a class plan and rate filing in the third quarter of 2006, competitive rate levels may change and consumer shopping behavior may increase in the future. As of this date, the Company has filed for an overall rate decrease in California of approximately 5% of premium. Most of the Company’s main competitors have also filed for overall rate decreases of varying amounts, while others have not substantially changed overall rate levels while attempting to comply with the new regulations. It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. All rate changes and class plan filings must be approved by the California Department of Insurance. See further discussion in Part II - Item 1A. Risk Factors.

Also in July 2006, the CDI proposed new amended rate approval regulations (the “Rate Approval Regulations”), affecting personal auto, homeowners and most lines of commercial property and casualty insurance written in California. In October 2006, these proposed regulations were further amended. If approved without additional modification, the Rate Approval Regulations could have a materially adverse impact on the Company’s results. See further discussion in Part II - Item 1A. Risk Factors.

Net income increased 34.6% to $28.4 million for the three months ended September 30, 2006, or $0.33 per basic share, compared to $21.1 million, or $0.25 per basic share, for the same period in 2005. The third quarter 2006 results include prior year favorable reserve development totaling $14.4 million, versus $1.2 million in the third quarter of 2005. Net income increased 27.9% to $78.0 million, or $0.91 per basic share, for the nine months ended September 30, 2006, compared to $61.0 million, or $0.71 per basic share, for the same nine-month period in 2005. The nine months ended September 30, 2006 include favorable prior year reserve development totaling $39.5 million, versus $20.8 million for the same period in 2005.

The underwriting expense to net premiums earned ratio increased to 23.7% for the three months ended September 30, 2006 from 20.2% for the same period in 2005. For the nine months ended September 30, 2006, the underwriting expense to net premiums earned ratio increased to 22.9% from 21.0% for the same period in 2005. These underwriting expense ratio increases are primarily the result of expenses associated with the Company’s national expansion efforts and the 2006 recognition of stock-based compensation, which were partially offset by deferred policy acquisition costs. Underwriting expenses during the nine months ended September 30, 2006, were also impacted by severance costs and corporate litigation incurred during the first quarter.

The recognition of stock-based compensation resulted from our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R requires the recognition of compensation expense in the Condensed Consolidated Statements of Operations based on the estimated fair value of the employee share-based options. See Critical Accounting Estimates - Stock-Based Compensation Cost for further discussion. Stock-based compensation classified as underwriting expense for the three and nine months ended September 30, 2006, was $1.4 million and $4.6 million, respectively.

Non-GAAP Measures

Information concerning premiums written, underwriting profit and statutory surplus have been presented to enhance investors’ understanding of the Company’s operations. These financial measures are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Premiums written represent the premiums charged on policies issued during a fiscal period. We use premiums written as a measure of the underlying growth of our insurance business from period to period. The most directly comparable GAAP measure, premiums earned, represents the portion of premiums written that is recognized as income on a pro rata basis over the terms of the policies.

Underwriting profit (loss) consists of net premiums earned less losses from claims, loss adjustment expenses and underwriting expenses. 21st believes that underwriting profit (loss) provides investors with financial information that is not only meaningful, but critically important to understanding the results of property and casualty insurance operations. The results of operations of a property and casualty insurance company includes three components: underwriting profit (loss), net investment income and realized capital gains (losses). Without disclosure of underwriting profit (loss), it is difficult to determine how successful an insurance company is in its core business activity of assessing and underwriting risk, as including investment income and realized capital gains (losses) in the results of operations without disclosing underwriting profit (loss) can mask underwriting losses.

Statutory surplus represents equity as of the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities. Stockholders’ equity is the most directly comparable GAAP measure to statutory surplus.

The reconciliations of these financial measures to the most directly comparable GAAP measures are located in Results of Operations and Liquidity and Capital Resources, respectively. These financial measures are not intended to replace, and should be read in conjunction with the GAAP financial measures.

See Results of Operations for more details as to our overall and personal auto lines results.

The remainder of this MD&A includes the following sections:

•	Results of Operations

•	Financial Condition

•	Liquidity and Capital Resources

•	Transactions with Related Parties

•	Contractual Obligations and Commitments

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our condensed consolidated results of operations and reconciles personal auto lines underwriting profit to net income:

	Three Months Ended September 30,			Nine Months Ended September 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Personal auto lines underwriting profit	$27,447	$16,972	61.7%	$73,213	$47,035	55.7%
Homeowner and earthquake lines in runoff underwriting loss	(190)	(613)	(69.0)	(533)	(983)	(45.8)
Net investment income	16,897	17,042	(0.9)	51,827	51,085	1.5
Other income (loss)	58	(3)	N/M [1]	68	364	N/M [1]
Net realized investment gain (losses)	159	(939)	N/M [1]	(878)	(2,666)	(67.1)
Other expense	—	—	—	(924)	—	—
Interest and fees expense	(1,820)	(1,988)	(8.5)	(5,572)	(6,076)	(8.3)
Provision for income taxes	(14,144)	(9,369)	51.0	(39,155)	(27,725)	41.2
Net income	$28,407	$21,102	34.6	$78,046	$61,034	27.9
Basic earnings per share	0.33	0.25	32.0	0.91	0.71	28.2
Diluted earnings per share	0.33	0.24	37.5	0.90	0.71	26.8

[1]	Ratio is not meaningful.

Underwriting results above include the effect of prior years’ reserve redundancy recorded in the current year. The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Net losses and LAE incurred related to insured events in:
Current accident year personal auto lines	$236,942	$259,301	$721,668	$778,203
Prior accident years:
Personal auto lines	(14,582)	(1,811)	(40,061)	(21,774)
Homeowner and earthquake lines in runoff	190	615	533	991
Total prior years’ redundancy recorded in current year	(14,392)	(1,196)	(39,528)	(20,783)
Total net losses and LAE incurred	$222,550	$258,105	$682,140	$757,420

We perform quarterly reviews of the adequacy of carried unpaid losses and LAE. These estimates depend on many assumptions about the outcome of future events. Consequently, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and materially differ from our unpaid losses and LAE as of September 30, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations. See Critical Accounting Estimates - Losses and Loss Adjustment Expenses for additional discussion of our reserving policy.

Personal Auto Lines Underwriting Results

Personal automobile insurance is our primary line of business. Non-California vehicles accounted for 12.3% of our direct premiums written for the three months ended September 30, 2006, compared to 6.6% for the same period in 2005. For the nine months ended September 30, 2006, non-California vehicles accounted for 9.8% of our direct premiums written, compared to 6.0% for the same period in 2005. This increase is due to our ongoing national expansion program, which includes marketing in non-California states. Prior to September 30, 2006, 21st sold policies in 12 states. The Company entered New Jersey in October 2006 and plans to expand into additional states during the fourth quarter of 2006 as part of its national expansion strategy. The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

	Three Months Ended September 30,			Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Direct premiums written	$337,217	$349,119	(3.4)%	$992,623	$1,029,905	(3.6)%
Net premiums written	$335,809	$347,827	(3.5)	$988,509	$1,026,247	(3.7)

Net premiums earned	$327,325	$344,099	(4.9)	$978,661	$1,017,302	(3.8)
Net losses and LAE	(222,360)	(257,489)	(13.6)	(681,607)	(756,428)	(9.9)
Underwriting expenses	(77,518)	(69,638)	11.3	(223,841)	(213,839)	4.7
Underwriting profit	$27,447	$16,972	61.7	$73,213	$47,035	55.7

Ratios:
Loss and LAE ratio	67.9%	74.8%	(6.9)	69.6%	74.4%	(4.8)
Underwriting expense ratio	23.7	20.3	3.4	22.9	21.0	1.9
Combined ratio	91.6%	95.1%	(3.5)	92.5%	95.4%	(2.9)

The following table reconciles our personal auto lines direct premiums written to net premiums earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Direct premiums written	$337,217	$349,119	$992,623	$1,029,905
Ceded premiums written	(1,408)	(1,292)	(4,114)	(3,658)
Net premiums written	335,809	347,827	988,509	1,026,247
Net change in unearned premiums	(8,484)	(3,728)	(9,848)	(8,945)
Net premiums earned	$327,325	$344,099	$978,661	$1,017,302

Direct premiums written decreased in the three months and nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to continued competitiveness in the California market. As discussed in the Highlights, the California Department of Insurance issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating in July 2006. It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. Also in July 2006, the CDI proposed new amended rate approval regulations, subsequently amended in October of 2006, which if approved without further modification, could have a materially adverse impact on the Company’s California results. See further discussion of both regulations in Item 1A. Risk Factors.

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

The declines in the loss and LAE ratios for the three months and nine months ended September 30, 2006 of 6.9 points and 4.8 points, respectively, are primarily due to the effect of favorable development related to prior accident years and lower accident frequency. The loss and LAE ratios for the three months ended September 30, 2006, included 4.5 points ($14.6 million) of favorable development compared to 0.5 points ($1.8 million) in the same period of 2005. For the nine months ended September 30, 2006 loss and LAE ratio included 4.1 points ($40.1 million) of favorable reserve development compared to 2.1 points ($21.8 million) in the same period of 2005. Changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted. The remaining decrease in the loss and LAE ratios for both of the 2006 periods was primarily attributable to the decline in frequency.

The underwriting expense to net premiums earned ratios increased in the three months and nine months ended September 30, 2006, as compared to the same periods in the prior year. This was primarily due to our investments in the Company’s national expansion efforts and the 2006 recognition of stock-based compensation, partially offset by an increase in deferred policy acquisition costs. Also, the underwriting expense ratio for the nine months ended September 30, 2006 was impacted by severance costs and corporate litigation incurred during the three months ended March 31, 2006.

Homeowner and Earthquake Lines in Runoff

We have not written any earthquake policies since 1994 and exited the voluntary homeowner insurance business in 2002. Underwriting results of the homeowner and earthquake lines, which are in runoff, include losses and LAE incurred of $0.2 million for the three months ended September 30, 2006, compared to $0.6 million for the same period in 2005. For the nine months ended September 30, 2006 and 2005, losses and LAE for those same lines were $0.5 million and $1.0 million, respectively, of which the earthquake lines accounted for $0.1 million in loss and LAE during the three months and nine months ended September 30, 2006.

Net Investment Income

We utilize a conservative investment philosophy. No derivatives are held in our investment portfolio and there were no equity securities at September 30, 2006. The Company had previously held publicly traded equities, but exited the asset class in the first quarter of 2006. Substantially the entire fixed maturity portfolio is investment grade, having a weighted average Standard & Poor’s credit quality of “AA”. The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Fixed maturity securities available-for-sale	$16,597	$15,471	$50,095	$46,145
Equity securities available-for-sale	—	1,188	811	4,164
Cash and cash equivalents	300	383	921	776
Net investment income	$16,897	$17,042	$51,827	$51,085

The fixed maturity portfolio comprised 99% and 95% of the total investment portfolio at September 30, 2006 and December 31, 2005, respectively. The average annual yields on fixed income assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pre-tax - fixed maturity securities	4.5%	4.6%	4.6%	4.6%
After-tax - fixed maturity securities	3.3%	3.3%	3.3%	3.3%

The yield declined slightly due to the reinvestment of funds from sales of equity securities and maturities of fixed-income securities into lower yielding fixed maturity securities during the first and second quarters of 2006.

At September 30, 2006, $408.4 million, or 27.8%, of our total fixed maturity investments at fair value were invested in tax-exempt bonds with the remainder, representing 72.2% of the portfolio, invested in taxable securities, compared to 23.1% and 76.9%, respectively, at December 31, 2005 and 22.5% and 77.5%, respectively, at September 30, 2005. As of September 30, 2006, no investments were rated below investment grade.

The net realized gains (losses) on investments were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	2006	2005
Gross realized gains [2]	$172	$1,292	$1,722	$4,587
Gross realized losses [3]	(13)	(2,231)	(2,600)	(7,253)
Net realized gains (losses) on investments	$159	$(939)	$(878)	$(2,666)

Our policy is to investigate, on a quarterly basis, all investments for possible “other-than-temporary” impairment when the fair value of a security falls below its amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in the three and nine months ended September 30, 2006 or 2005. See discussion under Critical Accounting Estimates - Investments for further information.

Other Income and Expense

Other income consists of interest income relating to a refund claim with the Internal Revenue Service. Other expense of $0.9 million in the second quarter of 2006 relates to an impairment charge incurred in connection with vacated space in our headquarters in Woodland Hills, California, which was sublet during the third quarter.

FINANCIAL CONDITION

Investments and cash were $1.5 billion at September 30, 2006 and December 31, 2005. The Company initiated the sale of its equity securities during the first quarter of 2006 and did not hold any equity securities as of September 30, 2006. Applicable funds realized from the sale of equity securities were primarily reinvested in fixed maturity investments. However, we executed a $35 million funding commitment for a private equity investment program during the second quarter of 2006, as described in Note 9 of the Notes to Condensed Consolidated Financial Statements. The Company funded $9.1 million of the commitment in the third quarter of 2006.

The Company also has unrated, community investments representing 1.0% of total investments. These investments have been made in an effort to provide housing and other services to economically disadvantaged communities. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Increased advertising, sales and customer service costs in the third quarter of 2006 contributed to an increase in deferred policy acquisition costs (“DPAC”) of $7.7 million to $67.6 million, compared to $59.9 million at December 31, 2005. Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and LAE, gross and net of applicable reinsurance, with respect to our lines of business:

	September 30, 2006		December 31, 2005
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid losses and LAE
Personal auto lines	$482,871	$478,039	$521,528	$516,849
Homeowner and earthquake lines in runoff	1,387	688	2,307	1,368
Total	$484,258	$478,727	$523,835	$518,217

[2]
Gross realized gains during the three months ended September 30, 2005 include $1.2 million from the sale of equity securities. Gross realized gains during the nine months ended September 30, 2006 and 2005 include $1.2 million and $4.4 million from the sale of equity securities, respectively.

[3]
Gross realized losses during the three months ended September 30, 2005 include $2.2 million from the sale of equity securities. Gross realized losses during the nine months ended September 30, 2006 and 2005 include $2.6 million and $ 5.9 million from the sale of equity securities, respectively.

At September 30, 2006, gross unpaid losses and LAE decreased $39.6 million, primarily due to a reserve decrease of $38.7 million in the personal auto lines as a result of $40.1 million of favorable loss development related to prior accident years recorded during the nine months ended September 30, 2006 and a decline in the number of insured vehicles. The gross unpaid losses and LAE in the homeowner and earthquake lines decreased $0.9 million as the result of continued runoff activity (see Critical Accounting Estimates - Losses and Loss Adjustment Expenses for a description of the Company’s reserving process).

Debt of $118.9 million consists of $19.0 million of capital lease obligations and $99.9 million of Senior Notes, net of discount. The decrease in debt of $9.0 million during the nine months ended September 30, 2006 is primarily attributable to principal payments on the capital leases.

Stockholders’ equity and book value per share increased to $897.6 million and $10.39, respectively, at September 30, 2006, compared to $830.0 million and $9.66 at December 31, 2005, respectively. The increase in stockholders’ equity for the nine months ended September 30, 2006 was primarily due to net income of $78.0 million, stock-based compensation cost of $8.9 million, and $4.3 million from the exercise of stock options. This was partially offset by dividends to stockholders of $20.7 million and an increase in accumulated other comprehensive loss of $2.9 million, which resulted from a $4.5 million increase in net unrealized losses on the investment portfolio due to rising market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when American International Group, Inc. (“AIG”) exercised its warrants to purchase common stock for cash of $145.6 million. Our insurance subsidiaries have not paid any dividends to our holding company since 2001. As of September 30, 2006, our insurance subsidiaries could pay $113.0 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

Effective December 31, 2003, the CDI, approved an intercompany lease whereby 21st Century Insurance Company leases certain computer software from our holding company. The monthly lease payment, currently $0.8 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the holding company to enhance the software.

On November 30, 2005, the CDI approved an amendment to a term loan line that increased the available amount from $40 million to $150 million that our insurance subsidiary, 21st Century Insurance Company, can loan to our holding company. The outstanding balance of the term loan line as of September 30, 2006, was $86.0 million.

Our holding company’s significant cash obligations over the next several years, exclusive of any dividends to stockholders that our directors may declare, consist of the following:

•	Ongoing costs to enhance our computer software;

•	The repayment of the $100 million principal on the Senior Notes due in 2013;

•
The repayment of $86.0 million principal on the term loan line to the insurance subsidiary (scheduled payments include $18.0 million, $40.0 million, and $28.0 million in 2007, 2008,and 2009, respectively); and

•	Related interest on the obligations above.

We expect to be able to meet those obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $24.1 million at September 30, 2006, payments received from the intercompany lease, and borrowing from our insurance subsidiary), additional funds that may be obtainable from the capital markets or dividends received from our insurance subsidiaries. The effective 2006 California state income tax rate applicable to any such dividends paid from our subsidiaries, if taxable, is approximately 1.8%, or 1.2% net of federal benefit.

Insurance Subsidiaries

We have achieved underwriting profits in our core auto insurance operations since 2001 and have thereby enhanced our liquidity. Our cash flows from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. Our underwriting results are impacted by rate changes. Although in the past years we have been successful in gaining California regulatory approval for rate increases, there can be no assurance that insurance regulators will grant future rate increases that may be necessary to offset possible future increases in claims cost trends. As discussed in the Highlights, in July 2006, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating. It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. Also in July 2006, the CDI proposed new amended rate approval regulations, subsequently amended in October of 2006, which if approved without further modification, could have a materially adverse impact on the Company’s California results. See further discussion of both regulations in Item 1A Risk Factors.

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

At September 30, 2006, our insurance subsidiaries had a combined statutory surplus of $781.6 million compared to $704.7 million at December 31, 2005. The increase in statutory surplus was primarily due to statutory net income of $96.1 million and an increase in net unrealized investment gains of $1.2 million, partially offset by a $13.2 million decrease in the deferred income tax asset and an increase in nonadmitted assets of $7.8 million. The net premiums written to statutory surplus ratio, which is required to be below 3.0 by the insurance regulators, was 1.6 at September 30, 2006, compared to 1.9 at December 31, 2005.

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We believe that at September 30, 2006, all of our insurance subsidiaries met their respective regulatory requirements.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	September 30, 2006	December 31, 2005
Stockholders’ equity - GAAP	$897,623	$829,972
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(21,200)	(24,185)
Deferred gain under capital lease transactions	(288)	(914)
Capital lease obligation	18,946	28,074
Nonadmitted net deferred tax assets	(16,018)	(34,936)
Net deferred tax assets related to items nonadmitted under SAP	32,641	38,544
Intercompany receivables	(85,683)	(57,683)
Fixed assets	(22,801)	(22,492)
Equity in non-insurance entities	54,827	26,798
Net unrealized losses on investments	16,956	10,788
Deferred policy acquisition costs	(67,592)	(59,939)
Prepaid pension costs and intangible pension asset	(17,249)	(21,309)
Other prepaid expenses	(13,680)	(11,049)
Other, net	5,151	3,002
Statutory surplus	$781,633	$704,671

Operating Cash Flows

Our operating cash flows were as follows:

	Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	Decrease
Net cash provided by operating activities	$84,250	$122,369	$38,119

Net cash provided by operating activities decreased primarily due to a decline in direct premiums collected resulting from the decline in premiums written and an increase in taxes paid as a result of the utilization of the carryforward of net operating losses during 2006. This was partially offset by decreases in loss and LAE payments. Also, while underwriting expenses and deferred policy acquisition costs increased since the prior year, cash paid for underwriting expenses decreased slightly due to the increase in other liabilities of $17.0 million, primarily as a result of expenditures incurred in connection with our national expansion efforts.

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

Our cash flows from investing activities were as follows:

	Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	Increase
Net cash used in investing activities	$113,765	$78,764	$35,001

Net cash used in investing activities increased due to a $44.2 million increase in net acquisitions (purchases, net of maturities, calls and sales) of investments primarily as a result of the redeployment of cash equivalents, partially offset by a $9.2 million decrease in purchases of property and equipment.

Financing Activities

Our cash flows from financing activities were as follows:

	Nine Months Ended September 30,
AMOUNTS IN THOUSANDS	2006	2005	Increase
Net cash used in financing activities	$19,656	$13,038	$6,618

Net cash used in financing activities increased due to the doubling of the quarterly dividend since the prior year from $0.04 per share to $0.08 per share, partially offset by a $1.1 million increase in cash receipts provided by stock option exercises.

TRANSACTIONS WITH RELATED PARTIES

Several subsidiaries of AIG together own approximately 62% of our outstanding common stock and four of the eleven members of our Board of Directors are employees of AIG. Since 1995, the Company has entered into transactions with AIG subsidiaries, including reinsurance agreements, corporate insurance coverage, and investment management and investment accounting.

Reinsurance Agreements

The Company has a catastrophe reinsurance agreement for the comprehensive portion of its auto physical damage lines that is provided by three participating entities, two of which are AIG subsidiaries. Together they reinsure any covered event up to $45.0 million in excess of $20.0 million. This coverage was renewed effective January 1, 2005 and 2006. Total premiums ceded to AIG subsidiaries were $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2005, respectively. Total reinsurance recoverables, net of payables, from AIG subsidiaries were $0.4 million and $0.6 million at September 30, 2006 and December 31, 2005, respectively.

Corporate Insurance Coverage

We have obtained the following corporate insurance policies from AIG subsidiaries:

•	Workers’ compensation insurance

•	General liability insurance

•	Property insurance

•	Umbrella excess insurance

•	Fiduciary liability insurance

•	Fidelity insurance

•	Auto insurance

•	Employment practices liability insurance

Errors and omissions insurance was carried with AIG through September 30, 2005.

Insurance expense attributable to AIG corporate insurance coverages was $0.7 million and $2.8 million for the three and nine months ended September 30, 2006, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2005, respectively.

Investment Management and Investment Accounting

In October 2003, as a result of a competitive bidding process, we entered into an agreement with AIG Global Investment Corp. (“AIGGIC”) to provide investment management and investment accounting services. The fees are determined as a percentage of the average invested asset balance and are classified with net investment income. This agreement was approved by the CDI. Investment management and accounting expense was $0.2 million and $0.7 million for the three and nine months ended September 30, respectively, for both 2006 and 2005.

In June 2006, the Company executed a $35 million funding commitment for a private equity investment program, which is managed by AIGGIC. In the event that we do not respond to a capital call during the investment term, the General Partner of the fund (“GP”) may apply the following default provisions: withhold 50% of distributions due to us at the time of the default and 50% of future distributions due to the Company; hold the Company liable for fund expenses above and beyond investments made by us (with the right of offset); terminate our Limited Partner status and not allow it any further investments; or charge interest on the defaulted capital commitment amount and fees at LIBOR + 4% (with the right of offset). However, the GP may choose not to designate the Company a “defaulting limited partner” and waive the default provisions. The investment term ends after the underlying investments are liquidated, but in no event is longer than 10 years. Multiple investments are expected to be purchased and liquidated over the investment term. We funded $9.1 million of the commitment during the third quarter in 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See our discussion about variable interest entities and commitments in Note 8 of the Notes to Condensed Consolidated Financial Statements. There were no material changes outside the ordinary course of our business in our contractual obligations during the nine-month period ended September 30, 2006.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on estimates and assumptions. Our significant accounting policies are essential to understanding MD&A. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, significant judgment may be needed to apply what often are complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare the condensed consolidated financial statements.

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have discussed the assumptions most important in the estimation process. We have used the best information available to estimate the related items involved. Actual performance that differs from our estimates and future changes in the key assumptions could change future valuations and materially impact our consolidated financial condition and results of operations.

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

It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE as of September 30, 2006. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE reserves, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE as of September 30, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, then such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

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

There is a potential for significant variation in ultimate development of unpaid losses and LAE. Most automobile claims are reported within two to three months whereas the estimate of ultimate severities exhibits greater variability at the same maturity. Generally, actual historical loss development factors are used to project future loss development and there can be no assurance that future loss development patterns will be the same as in the past. However, we believe that our reserving methodologies are in line with other personal lines insurers and would generally expect ultimate unpaid losses and LAE development to vary approximately 5% from the carried unpaid losses and LAE over the long term.

The Company has experienced changes in the mix of business and policy limits. We believe that the assumption with the highest likelihood of change that could materially affect carried unpaid losses and LAE is the estimate of the frequency of unpaid bodily injury claims. The Company has experienced approximately 14% lower bodily injury claim frequency over the past three years in California. A 5% change in the estimate of the frequency of unpaid bodily injury claims for accident year 2005 would result in an approximate increase or decrease in total unpaid losses and LAE of 1.0%, or $4.8 million, at September 30, 2006.

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

•	In the opinion of the Company’s management, it is possible that we may not realize a full recovery on its investment securities, irrespective of the occurrence of one of the foregoing events.

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

The determination of whether a decline in market value is “other-than-temporary” is necessarily a matter of subjective judgment. No such charges were recorded in the three or nine months ended September 30, 2006 or for the same periods in 2005. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity as of the periods presented because any unrealized losses would be already included in accumulated other comprehensive loss.

Substantially the entire fixed maturity securities portfolio is investment grade. The following is a summary of the Standard & Poor’s credit rating for the fixed maturity securities portfolio (the weighted average is “AA”):

	September 30, 2006		December 31, 2005
AMOUNTS IN THOUSANDS	# issues	Fair Value	# issues	Fair Value
AAA	324	$737,497	286	$604,812
AA	112	183,576	116	169,708
A	115	429,433	118	486,338
BBB	44	114,702	44	88,918
BB	—	—	3	2,495
Unrated	6	5,177	2	2,436
Total fixed maturity securities	601	$1,470,385	569	$1,354,707

The following is a summary by issuer of non-investment grade investments and unrated investments held (at fair value):

AMOUNTS IN THOUSANDS	September 30, 2006	December 31, 2005
Non-investment grade investments:
AmerUs Group Co.[4]	$—	$864
Ford Motor Credit Company [5]	—	2,495
Total non-investment grade investments	—	3,359
Unrated fixed maturity securities:
Impact Community Capital, LLC [6]	1,999	2,023
Impact Healthcare, LLC [6]	413	413
Impact Childcare, LLC [6]	330	—
Impact Commercial Opportunities, LLC [6]	1,858	—
Impact Childcare 2, LLC [6]	480	—
Impact Healthcare 2, LLC [6]	97	—
Total unrated fixed maturity securities	5,177	2,436
Unrated other long-term investments
Impact Workforce, LLC [6]	320	—
AIG PEP[7]	9,123	—
Total unrated other long-term investments	9,443	—
Total non-investment grade and unrated investments	$14,620	$5,795

Percentage of total investments, at fair value	1.0%	0.4%

[4]	The AmerUs Group Co. was a preferred stock holding that had an unrealized gain as of December 31, 2005.
[5]	The Ford Motor Credit Company security matured in the first quarter of 2006 and the Company received all amounts due, thereby incurring no loss.
[6]
Impact Community Capital is a limited partnership that was voluntarily established by a group of California insurers to make loans and other investments that provide housing and other services to economically disadvantaged communities. See further discussion in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

[7]	AIG PEP is a private equity investment program managed by AIGGIC. See further discussion in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions as of September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	1	$9,771	$228	16	$141,034	$3,074
6-12 months	29	232,850	7,297	16	129,044	4,072
More than 1 year	61	475,781	19,530	56	433,368	16,896
Less than $0.1 million	127	264,782	4,758	113	204,724	4,347
Total fixed maturity securities with unrealized losses	218	983,184	31,813	201	908,170	28,389
Equity securities:
Exceeding $0.1 million	—	—	—	2	578	305
Less than $0.1 million	—	—	—	245	35,672	1,873
Total equity securities with unrealized losses	—	—	—	247	36,250	2,178
Total investments with unrealized losses[8]	218	$983,184	$31,813	448	$944,420	$30,567

Unrealized losses on fixed maturity investments primarily arose from rising interest rates in the current period. If our portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, then our liquidity, financial position and financial results could be materially affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in value of our investment portfolio could put our subsidiaries at risk of failing to satisfy regulatory capital requirements. If we were not at that time able to supplement our capital by issuing debt or equity securities on acceptable terms, our ability to continue growing could be adversely affected. See further discussion in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A summary of fixed maturity securities in an unrealized loss position by year of maturity follows:

	September 30, 2006			December 31, 2005
AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$3,037	$3,005	$32	$5,562	$5,512	$50
Due after one year through five years	466,042	451,858	14,184	205,363	200,075	5,288
Due after five years through ten years	212,214	205,040	7,174	415,417	401,533	13,884
Due after ten years	333,704	323,281	10,423	310,216	301,050	9,167
Total fixed maturity securities with unrealized losses	$1,014,997	$983,184	$31,813	$936,558	$908,170	$28,389

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the condensed consolidated financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses (“NOLs”), which can be carried forward 20 years for losses incurred after 1998.

At September 30, 2006, our DTAs were $111.2 million and our DTLs were $68.6 million, for a net DTA of $42.6 million. At December 31, 2005, our DTAs were $128.5 million and our DTLs were $72.3 million, for a net DTA of $56.2 million. The net DTAs are classified as an asset, “Deferred income taxes”, in the condensed consolidated balance sheets.

[8]	Unrealized losses represent approximately 3.2% of the total fair value of investments with unrealized losses at both September 30, 2006 and December 31, 2005.

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

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of approximately $9.3 million, representing an unrealized tax benefit of $3.3 million at September 30, 2006, compared to $33.6 million at December 31, 2005. The steady decline in the unrealized tax benefit of the NOL since 2002 resulted from the generation of taxable underwriting and investment income in the nine months ended September 30, 2006.

Portions of our NOL carryforward are scheduled to expire beginning in 2017, as shown in the table below (amounts in thousands):

Year of Expiration	SRLY [9] NOL of 21st of the Southwest
2017	$1,456
2018	1,068
2019	1,466
2020	3,172
2021	2,180
2022	—
Total	$9,342

Our ability to fully utilize the NOL of 21st of the Southwest depends on future taxable income either from continued operating profitability or from tax planning strategies we could implement, such as increasing the taxable portion of our investment portfolio. Because of the Company’s history of profitability over the past four years, management believes it is reasonable to expect sufficient future taxable income to reasonably conclude that it is at least more likely than not that we will be able to realize the benefits of all of our DTAs, including our NOL. Accordingly, no valuation allowance has been recognized as of September 30, 2006. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Future underwriting losses could possibly jeopardize our ability to utilize our NOLs. In the event adverse development or underwriting losses, management might be required to reach a different conclusion about the realization of the DTAs and, if so, recognize a valuation allowance at that time.

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

In the first quarter of 2005, the Company filed amended California tax returns and paid the State of California approximately $6.8 million to cover all issues outstanding with the FTB, including certain matters paid under protest as to which the Company reserved all its rights to file for refunds and appeal any adverse rulings by the FTB to the California State Board of Equalization (“SBE”). In September 2005, the FTB completed its audit and denied our refund claims. In December 2005, the Company filed an appeal with the SBE. The Company is in the process of settlement of its refund claim, but because any settlement is subject to various governmental approvals, at this time the Company is unable to assess the likelihood that any refunds ultimately will be received from the State of California.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DPAC”) primarily include premium taxes, advertising, and other variable costs incurred with writing business. These costs are deferred and amortized over the six-month policy period in which the related premiums are earned.

Management assesses the recoverability of DPAC on a quarterly basis. The assessment calculates the relationship of estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes the DPAC costs are fully recoverable at September 30, 2006.

[9]	”SRLY” stands for Separate Return Limitation Year. Under the Federal tax code, only future income generated by 21st of the Southwest may be utilized against this portion of our NOL.

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that it is a reasonable assumption, actual results could differ materially from such estimates.

Property and Equipment

At September 30, 2006, property and equipment included $129.1 million in software. Accounting standards require a write-off to be recognized when an asset is vacated or an asset group’s carrying value exceeds its fair value. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Accounting standards require asset groups to be tested for possible impairment under certain conditions. There have been no events or circumstances in the third quarter of 2006 that would require a reassessment of any asset group for impairment.

Stock-Based Compensation Cost

For periods prior to January 1, 2006, the Company accounted for share-based payment transactions with employees in accordance with Statement of Financial Accounting Standard No. (“FAS”) 123, Accounting for Stock-Based Compensation (“FAS 123”). Under the provisions of FAS 123, we had elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We did not recognize in income any compensation expense for the fair value of stock options awarded to employees as all employee stock options were granted at the closing market price on the grant date. However, stock-based employee compensation cost relating to restricted stock was recognized in the statements of operations for periods prior to January 1, 2006. Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). Unlike FAS 123, which was elective, FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. We use the Black-Scholes option-pricing model to calculate the fair value of the employee stock options.

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

The adoption of FAS 123R in the first quarter of 2006 resulted in additional stock-based compensation cost of $2.1 million and $8.1 million in the three and nine months ended September 30, 2006, respectively, which previously would have been only presented in a pro forma footnote disclosure. We expect this cost to approximate $10.0 million for fiscal year 2006. FAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to recognizing these forfeitures and corresponding reduction in expense as they occur. No cumulative adjustment was necessary for prior year forfeitures as these were estimated in the Company’s prior year pro forma financial statements. In addition, FAS 123R requires us to reflect the cash savings resulting from excess tax benefits (i.e., the benefit of the tax deduction for a share-based payment that exceeds the recognized compensation cost for that award) in its consolidated financial statements as a financing cash flow, rather than as an operating cash flow as in prior periods. Basic earnings per share for the three and nine months ended September 30, 2006 would have been $0.35 and $0.97, respectively, if the Company had not adopted FAS 123R, compared to reported basic earnings per share of $0.33 and $0.91, respectively.

For grants made on or after January 1, 2006, the Company applied the non-substantive vesting period approach, which requires recognition of compensation expense from the grant date to the earlier of the vesting date or the date retirement eligibility is achieved for awards with retirement eligibility options. The use of the non-substantive vesting approach will not affect the overall amount of compensation expense recognized, but will accelerate the recognition of expense. This resulted in $0.7 million in accelerated vesting of awards incurred during the first quarter of 2006. In the first quarter of 2006, we recognized $1.4 million in stock-based compensation expense in connection with the accelerated vesting of awards as part of an executive retention agreement. For the remaining portion of awards that were unvested and granted prior to January 1, 2006, we will continue to follow the nominal vesting period approach, and accordingly recognize the expense from the grant date to the earlier of the actual date of retirement or the vesting date.

See additional discussion in Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, Financial Accounting Standards Board (“FASB”) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. Under FAS 158, the Company will be required to recognize the funded status of its defined benefit plans and to provide the required disclosures as of December 31, 2006. However, had we been required to adopt the provisions of FAS 158 as of September 30, 2006, the estimated cumulative impact on the Company’s condensed consolidated financial statements as a result of the adoption of this standard would have resulted in an approximate $17 million net after-tax reduction in equity with a corresponding reduction of $7.8 million in total assets, and an increase of $9.3 million in total liabilities. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of FAS 158 may differ from these amounts. Adoption of FAS 158 will not have any effect on the Company's compliance with its financial covenants.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. We are currently assessing the effect of implementing FIN 48.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), becomes effective January 1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. We are currently assessing the effect of implementing this guidance.

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute forward-looking information. Readers are cautioned that these forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. You should not rely on forward-looking statements in this quarterly report on Form 10-Q. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. You can usually identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” or “continue” or with the negative of these terms or other comparable terminology.

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

It is possible that our actual results, actions and financial condition may differ, possibly materially, from the anticipated results, actions and financial condition indicated in these forward-looking statements. Other important factors that could cause our actual results and actions to differ, possibly materially, from those in the specific forward-looking statements include those discussed in this MD&A as well as:

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

Our cash flows from operations and short-term cash positions generally have been more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business, tend to have an average duration of less than one year. The Company primarily invests in fixed maturity investments.

Fixed maturity financial instruments

For all of our fixed maturity securities, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity portfolio is subject to interest rate risk where the value of the fixed maturity portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items.

Since fixed maturity securities with longer remaining terms to maturity usually tend to realize higher yields, the Company’s investment philosophy through 2003 typically resulted in a portfolio with an effective duration of over 6 years. Due to the changing interest rate environment in 2004, management, in consultation with the Investment Committee, began targeting a lower duration for the Company’s fixed maturity security portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the fixed maturity portfolio declined from 4.7 years as of December 31, 2005 to 4.0 years at September 30, 2006.

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

The following table shows the carrying values of our fixed maturity securities, which are reported at fair value, and our debt, which is reported at amortized cost. The table also presents estimated fair values at adjusted market rates assuming a parallel 100 basis point increase in market interest rates, given the effective duration noted above, for the fixed maturity security portfolio and a parallel 100 basis point decrease in market interest rates for the debt determined from a present value calculation. The following sensitivity analysis summarizes only the exposure to market interest rate risk:

DOLLAR AMOUNTS IN MILLIONS September 30, 2006	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity securities available-for-sale, at fair value	$1,470.4	$1,411.1	(4.0%)
Debt, at amortized cost	118.9	125.3	5.5%

The discussion above provides only a limited, point-in-time view of the market risk sensitivity of our fixed rate financial instruments. The actual impact of interest rate changes on our fixed maturity securities in particular may differ significantly from those shown, as the analysis assumes a parallel shift in market interest rates. The analysis also does not consider any actions we could take in response to actual and/or anticipated changes in interest rates.

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

The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

	Effective Duration Ranges (in years)
September 30, 2006	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Fair value percentage of fixed maturity security portfolio	1.2%	16.2%	43.6%	33.9%	4.1%	1.0%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation the Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report in providing reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated any changes in 21st Century Insurance Group’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on the evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to its insurance operations and business practices. Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K, as updated in our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, respectively. A current description of the reportable legal proceedings to which the Company and its subsidiaries are a party is contained in Note 4 of the Notes to Condensed Consolidated Financial Statements, and is incorporated herein by reference. The description identifies legal proceedings, if any, that become reportable during the quarter ended September 30, 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter or which are otherwise updated due to other developments.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except as follows:

We write a substantial portion of our business in California, and therefore recent changes in California insurance regulations could have a material impact on the Company.

In July of 2006, the California Department of Insurance (the “CDI”) issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating (the “Auto Rating Factor Regulations”). The previous regulation had been validated by a court decision. The new rules require automobile insurance companies to make a class plan and rate filing during the third quarter to bring their automobile insurance rates in California into compliance with the Auto Rating Factor Regulations. Litigation to primarily enjoin the implementation of the Auto Rating Factor Regulations and have them declared in violation of California law has been unsuccessful. As a result, the Company has submitted class plan and rate filings to the CDI for its review. The Company’s rate filing proposes an overall rate decrease of 5% of premium. The CDI may or may not approve the Company’s class plan and rate filings. If not approved, further administrative and legal proceedings related specifically to the Company may be required to resolve any dispute. As a result of such proceedings, the Company could ultimately be required to make changes in the structure of its rating plans and/or the level of its overall rates that it believes are actuarially unsound. In addition, because the new Auto Rating Factor Regulations require every company to make a rate filing, competitive rate levels may change and consumer shopping behavior may increase in the future. As of this date, most of the Company’s main competitors have also filed for overall rate decreases of varying amounts, while others have not substantially changed overall rate levels while attempting to comply with the new regulations. It is not possible at this time to predict the ultimate timing or impact of these proceedings and changes, which could have either a materially favorable or materially adverse impact on the Company.

Also in July 2006, the CDI proposed new amended rate approval regulations (the “Rate Approval Regulations”) that would determine how insurance rates for personal auto and most other lines of personal and commercial property and casualty lines of business are established in California. In October 2006, the CDI issued additional amendments to the Rate Approval Regulations. Multiple changes from the current regulations include capping the maximum permitted after-tax rate of return on derived capital at a floating rate equal to a “risk free” rate of return plus 6% for all affected lines of insurance. The proposed amended Rate Approval Regulations provide for several “variances” from the rates specified by the formula. The Company is reviewing the current version of the proposal in its entirety to determine its impact, but the proposed Rate Approval Regulations, if approved without modification, could have a materially adverse impact on the Company’s results.

ITEM 6. EXHIBITS

See accompanying exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	November 2, 2006	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2006	/s/ Steven P. Erwin
STEVEN P. ERWIN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
10.1	Employment Letter between Steven P. Erwin and the Company, dated May 5, 2006	Current Report on Form 8-K (filed with SEC on May 11, 2006; Exhibit 10.1 therein).
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed herewith