Form 10-K
period 2006-12-31
21ST CENTURY INSURANCE GROUP
filed 2007-02-27
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number 0-6964
(Exact name of registrant as specified in its charter)

Delaware	95-1935264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6301 Owensmouth Avenue
Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

(818) 704-3700	www.21st.com
(Registrant’s telephone number, including area code)	(Registrant’s web site)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of 21st Century Insurance Group, based on the average high and low prices for shares of the registrant’s Common Stock on June 30, 2006, as reported by the New York Stock Exchange, was approximately $441,000,000.

There were 87,242,150 shares of common stock outstanding on February 3, 2007.

Documents Incorporated By Reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

Exhibit Index		93
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1.	BUSINESS

GENERAL

21st Century Insurance Group is an insurance holding company registered on the New York Stock Exchange. For convenience, the terms “Company”, “21st”, “we”, “us”, or “our”, unless the context requires otherwise, are used to refer collectively to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly-owned: 21st Century Insurance Company (our primary insurance company), 21st Century Casualty Company, 21st Century Insurance Company of the Southwest, 20th Century Insurance Services, Inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

Founded in 1958, we are a direct-to-consumer provider of personal auto insurance. With $1.4 billion of revenue in 2006, we insure over 1.5 million vehicles in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Washington, Colorado, Minnesota, Missouri, and Wisconsin. We provide superior policy features and customer service at a competitive price. Customers can receive a quote, purchase insurance, service their policy, or report a claim at www.21st.com or on the phone with our licensed insurance professionals at 1-800-211-SAVE. Service is offered in English and Spanish, both over the phone and on the web, 24 hours a day, 365 days a year.

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

The Company sells personal automobile insurance polices, and accordingly collects premium payments, incurs costs for acquiring its customers, settling claims, servicing policies, and for other operating expenses and then invests the remaining proceeds to earn investment income. In most industries, the cost of a product is known before it is priced and sold. In insurance, products are sold, but their costs are not known until a later date. Therefore, the pricing must employ sophisticated methods to predict the product’s cost.

Business Strategies

We have been consistently communicating our strategies to investors in press releases, Securities and Exchange Commission (“SEC”) filings, and earnings calls. Prior to 2003, a majority of the Company’s time and effort was directed at (1) building and implementing our information technology platform, (2) managing legacy earthquake and homeowners exposures, (3) refining our reserving process that would maintain adequate reserves, and (4) building the Company’s regular business. Since 2003, senior management has communicated a four-point strategy: (1) geographic expansion, (2) superior product and service offering, (3) sophisticated pricing segmentation and (4) maintaining the Company’s position as a low cost provider of auto insurance.

Geographic Expansion

Geographic expansion has several long-term benefits to the Company:

•
It increases the number of consumers and total market potential available to the Company. While California is the single largest personal auto insurance market, it represents only 12% of the U.S. total personal auto market. In 2006, the Company entered eight new states, increasing the total to 17 states and raising the percentage of the U.S. market in which it operates from 34% at year-end 2005 to 60% at year-end 2006.

•	Having more potential customers makes the Company’s marketing and advertising programs more cost effective. Buying national television is typically more cost effective than buying local television.
•	Having multiple states to operate in reduces the risk from legislative, regulatory, and judicial changes in any market.
•
Having multiple states to operate in and, over time, diversifying the Company’s distribution of customers reduces the Company’s risk to catastrophic events, which typically are local or regional in nature.

•
Having offices in multiple locations and time zones makes the process of providing unending 24/7 service less difficult, plus allows the Company to focus hiring of new staff in states and jurisdictions with favorable characteristics.

Superior Product and Service Offering

By providing a superior product and service offering, we believe we attract customers and retain them for longer periods of time. Generally, policy features such as full permissive driver coverage, full replacement if a new car is totaled in the first year, complimentary towing and roadside assistance, and free coverage for students during holiday periods come standard with a 21st policy contract, subject in all cases to policy terms and conditions. Similar features cost extra with most of our competitors. On the service side, we operate 24 hours a day, seven days a week, in English and Spanish, on the phone and on the web. Our web site also offers sophisticated coverage and price comparison tools that prospective customers can utilize to select the right coverage for their financial situation and then comparison shop with quotes from other leading companies. If they ever have questions after using these on-line tools, they can reach one of our licensed representatives on the phone anytime.

Sophisticated Pricing Segmentation

Pricing segmentation is a very important competitive factor, as it helps a company write profitable business. If a company’s pricing is unsophisticated and is not linked to a system that can accurately predict the probability of loss, that company’s pricing will only reflect external competitive factors. This leads to cyclical results, as companies compete on price without knowing or factoring in their own risk of loss. 21st employs a systematic pricing methodology that we believe allows us to predict the risk of loss more accurately than less-sophisticated competitors. This creates numerous competitive advantages: (1) when commencing business in a new market, we can more accurately find customers that are over-priced and offer them a superior policy and service package at a lower price, which will be more profitable to us. More importantly, we can more accurately identify customers that are under-priced and leave these to our competitors, (2) we can factor risk of loss in our own pricing, maintain pricing discipline and not be as subject to external market forces, and (3) maintain profitability by precisely adjusting pricing in our own book of business when we see statistical anomalies.

Low Cost Provider

The Company strives to have a low expense structure to allow it to offer auto insurance products with superior features and service that are priced competitively. One of the advantages of being a direct-to-consumer writer of auto insurance is the lack of commission fees for renewals since we do not utilize external agents or marketing firms. Information extracted from statutory filings by Highline Data for the top ten California personal automobile insurance companies for 2005, the most recent year available, indicates that our direct statutory underwriting expense ratio for private passenger auto (defined as direct underwriting expenses on a statutory basis divided by direct premiums written) was lower than 5 of our 9 largest competitors in California for 2005.

Direct vs. Agent Distribution

Agent-based organizations accounted for 85% ($137 billion), of the private passenger auto market share in 2005, while direct-to-consumer organizations accounted for the remainder. The leading agent-based insurers are State Farm and Allstate, while the leading direct-to-consumer insurers are GEICO, USAA, Progressive (Direct), along with 21st Century Insurance. However, between 1999 and 2005, we estimate that direct-to-consumer insurers have gained 4.6% of market share from the agent-based organizations. We believe that the direct-to-consumer distribution model has significant competitive advantages over the agent-based distribution model, such as there are no dependencies on outside agents or marketing organizations and therefore, we do not have to pay a recurring agent commission, resulting in lower underwriting expenses. The direct model offers operating flexibility, which allows direct companies to react quickly to attractive markets, as well as unattractive markets. Most importantly, direct-to-consumer companies own the customer relationship. In the independent agent model, the agent owns the customer relationship and can, at any time, move the business to another carrier. We further believe the direct-to-consumer model is more in line with changing consumer preferences. Fewer and fewer consumers are willing to pay a large fee just to renew their auto insurance. Similar to the changes in the airline industry, in the past, consumers used travel agents because the agent had access to all the relevant information. Today, all of the information consumers need is available on-line, so they feel more comfortable accessing travel services without the help of an agent, or paying a large agent fee.

Long-Term Financial Goals

We have four key long-term financial goals:

•	96% combined ratio
•	15% growth in direct premiums written
•	15% return on equity
•	Strong financial ratings

Our long-term financial goals are the framework we use for making business decisions regarding market entries, marketing programs, product offerings and operating plans. Although we may not achieve each of these goals in a given calendar year, we believe that achieving them over the long-term will help us to provide superior returns to our shareholders.

96% Combined Ratio Long-Term Goal

This ratio measures an insurance company’s total underwriting profitability. It is an important measure of our overall business profitability and effects return on equity and influences our financial ratings. Consequently, we consider our 96% or less combined ratio goal as the most important of our long-term financial goals. We strive to achieve a 96% or less combined ratio by accurately pricing our risks, being a disciplined underwriter, expertly handling customer service and claims, retaining our customers and controlling expenses. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient).

15% Growth Long-Term Goal

We aim to grow our direct premiums written profitably at a rate that exceeds the overall growth rate for our industry and key competitors. Although we may not achieve our 15% growth goal in a given calendar year, over the long-term, we plan to achieve our growth goal by establishing and expanding our business in markets outside of California, and through innovation in our marketing methods and product offerings.

15% Return on Equity (“ROE”) Long-Term Goal

ROE is net income (loss) divided by average stockholders’ equity and is affected by our underwriting profit, investment yield, and our capital structure. Our goal is to achieve an ROE that exceeds the average ROE for our industry.

Strong Financial Ratings

A strong financial rating is an important element of our public profile. Ratings provide third party verification of the Company’s financial position and minimize our borrowing costs. Ratings are also a proxy for financial strength, as they require companies to maintain minimum levels of capital to support various strategic, operational, and financial risks. We engage independent rating agencies to measure our overall credit worthiness and financial strength. Our goal is to achieve and maintain financial strength ratings that are investment grade, as defined by the relevant rating agency.

The Company’s financial stability is demonstrated by our A+ financial strength rating, our high capital adequacy ratios and the fact that we have been in business for nearly 50 years. The following are our financial ratings by rating agency:

Financial Ratings by Rating Agency
	2006	2005	2004	2003	2002
A.M. Best	A+	A+	A+	A+	A+
Standard & Poor’s	A+	A+	A+	A+	A+
Fitch	A+	A+	A	—	—

SOME USEFUL DEFINITIONS

The insurance industry uses terminology that is unfamiliar to some people. Included here are definitions and descriptions that should be useful as you read this report.

Not all financial measures used by the insurance industry are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Throughout this Annual Report on Form 10-K, the Company presents its operations in the way it believes will be most meaningful, as well as most transparent. For an explanation of why the Company’s management considers these “non-GAAP” measures useful to investors and for reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures, see Item 7. Management’s Discussion and Analysis - Results of Operations and Liquidity and Capital Resources. Non-GAAP financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial results.

Balance Sheet terms

•	Deferred policy acquisition costs (“DPAC”) - The unamortized portion of the policy acquisition costs described below.

•
Unpaid losses and loss adjustment expenses - The estimated liabilities for Losses and Loss Adjustment Expenses (“LAE”) include the accumulation of estimates of losses for claims reported on or prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported, the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation.

•
Reinsurance receivables and recoverables - These amounts are reflected as assets on the consolidated balance sheets and consist of two components: the ceded portion of the reserves described in unpaid losses and LAE above are classified as recoverables, and the actual billings due from our reinsurers on ceded portions of payments of losses and LAE paid as receivables.

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

Income statement terms

•
Direct premiums written - This statutory measure represents the total policy premiums, net of cancellations, associated with policies underwritten and issued. We use this non-GAAP measure, which excludes the impact of premiums ceded to reinsurers, to assess the underlying growth of our insurance business from period to period. We do not currently assume premiums from other companies.

•
Net premiums written - This statutory measure represents the sum of direct premiums written less ceded premiums written. Ceded premiums written is the portion of our direct premiums written that we transfer to our reinsurers in accordance with the terms of our reinsurance contracts, based upon the risks they accept. Similar to direct premiums written, we use this non-GAAP measure to assess growth. See Note 10 of the Notes to Consolidated Financial Statements for a summary of our reinsurance agreements.

•
Net premiums earned - Represents the portion of net premiums written that is recognized as income in the consolidated financial statements for the periods presented and earned on a pro rata basis over the term of the policies.

•
Net losses and loss adjustment expenses incurred - Includes the payments, as well as the change in estimates for unpaid liabilities for the indemnity and settlement costs of all insured events occurring during the period. These estimates are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated as applicable, and any resulting adjustments are reflected in current operations.

•
Policy acquisition costs - Consist of premium taxes, advertising, and variable costs incurred with writing new and renewal business. These costs are deferred and amortized over the typical six-month policy period in which the related premiums are earned.

•
Other underwriting expenses - Consist of all other costs involved in the support of the insurance business other than losses, LAE and policy acquisition costs. This includes servicing policies and all other corporate support functions.

•
Underwriting profit (loss) - Underwriting profit (loss) is a statutory measure that consists of net premiums earned less losses from claims, loss adjustment expenses, policy acquisition costs, and underwriting expenses, as determined using GAAP. 21st believes that underwriting profit (loss) provides investors with financial information that is not only meaningful, but important to understanding the results of property and casualty insurance operations. The results of operations of a property and casualty insurance company include three components: underwriting profit (loss), net investment income and realized capital gains (losses). Without disclosure of underwriting profit (loss), it is difficult to determine how successful an insurance company is in its core business activity of assessing and underwriting risk, as including investment income and realized capital gains (losses) in the results of operations without disclosing underwriting profit (loss) can mask underwriting losses. Underwriting profit (loss) is not a GAAP measure. A reconciliation of underwriting profit (loss) to net income is located in Item 7. Management’s Discussion and Analysis - Results of Operations.

Income Statement Performance Ratios

 The following operating ratios are used to measure our performance, not only period-to-period, but as a common comparison tool against our peers in the marketplace, and is useful in understanding our profitability. The three most common ratios follow:

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

•
Combined ratio - The sum of the loss and LAE ratio and the underwriting expense ratio. This ratio measures a company’s overall underwriting profitability. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). For example, one of our long-term financial goals as a Company is to maintain a combined ratio of 96% or less. This means that for every $1.00 of premium that we earn, we will incur $0.96 or less in related costs. The $0.04 margin is referred to as our underwriting profit and, when coupled with our investment results, other income and other expenses, becomes our pre-tax income. As noted above, underwriting profit (loss) is not a GAAP measure.

Types and Limits of Insurance Coverage

•
The following coverages are generally made available on our private passenger auto insurance contract: bodily injury liability; property damage; medical payments; personal injury protection, uninsured and underinsured motorist; rental reimbursement; uninsured motorist property damage; towing; comprehensive; and collision. All of these policies are written for a six-month term except for Involuntary Market policies assigned to us, which are for twelve months.

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

•
Various limits of liability are underwritten with maximum limits of $500,000 per person and $500,000 per accident. Our most popular bodily injury liability limits are $100,000 per person and $300,000 per accident.

•
Our personal umbrella policy (“PUP”) is written with a twelve-month policy term with liability coverage limits of $1 million to $5 million in excess of the underlying automobile liability coverage we write. Since May 2002, we have required minimum underlying automobile limits, written by us, of $250,000 per person and $500,000 per accident for PUP policies sold. We reinsure 90% of any PUP loss.

GEOGRAPHIC CONCENTRATION OF BUSINESS

The following table shows vehicles in force at the end of each of the past five years:

December 31,	2006	2005	2004	2003	2002
California vehicles in force[1]	1,290,498	1,413,909	1,463,469	1,369,049	1,169,880
Non-California vehicles in force	255,121	127,001	62,922	33,332	27,174
Total vehicles in force	1,545,619	1,540,910	1,526,391	1,402,381	1,197,054
California vehicles in force[1]	83.5%	91.8%	95.9%	97.6%	97.7%
Non-California vehicles in force	16.5	8.2	4.1	2.4	2.3
Total vehicles in force	100.0%	100.0%	100.0%	100.0%	100.0%

The following table presents a geographical summary of our direct premiums written for the past five years:

AMOUNTS IN MILLIONS	Direct Premiums Written
Years Ended December 31,	2006	2005	2004	2003	2002
California[2]	$1,166.0	$1,262.3	$1,290.9	$1,194.6	$969.7
Non-California	149.1	84.1	46.3	28.9	28.5
Total direct premiums written	$1,315.1	$1,346.4	$1,337.2	$1,223.5	$998.2
California[2]	88.7%	93.8%	96.5%	97.6%	97.1%
Non-California	11.3	6.2	3.5	2.4	2.9
Total direct premiums written	100.0%	100.0%	100.0%	100.0%	100.0%

Most of our policyholders are based in California, however, all of our net 2006 growth came from expansion outside of California. Direct premiums written outside of California comprised 2.4% of total direct premiums written in 2003, and have increased to 11.3% of total premiums written in 2006 as a result of our geographic expansion efforts.

_______________________

[1]	Includes motorcycle.
[2]
Includes $0.1 million and $2.4 million of homeowner and earthquake direct premiums written in 2003 and 2002, respectively. We no longer have any homeowner  policies in force. We ceased writing earthquake coverage in 1994, but we had remaining loss reserves from the 1994 Northridge earthquake. See further discussion in Note 17 to the Notes to Consolidated Financial Statements.

The following timeline of our geographic expansion efforts describes our transformation from a business that operated in 18 percent of the market in 2003 to a national competitor that operates in 60 percent of the market in 2006:

•	First quarter of 2004 - added eight percent of the market when we began writing personal auto policies in Illinois, Indiana, and Ohio.
•	Third quarter of 2004 - opened a service center in Dallas, diversifying our call center operations.
•	First quarter of 2005 - added seven percent of the market when we began writing personal auto policies in Texas.
•	Second quarter of 2006 - added 15 percent of the market when we began writing personal auto policies in Florida, Georgia and Pennsylvania.
•	Fourth quarter of 2006 - added eleven percent of the market when we began writing personal auto policies in New Jersey, Colorado, Minnesota, Missouri, and Wisconsin.

Summary of California Distribution

The table below summarizes the concentrations within California of our vehicles in force for the personal auto lines, excluding Involuntary Market policies and personal umbrella and motorcycle coverages as of the end of each of the past five years. December 31, 2005 data from the California Department of Motor Vehicles (the most recent available) indicates that 22.5% of its registrations were for vehicles in Los Angeles County. Primarily as a result of our growth in other areas of California, our concentration of Los Angeles County vehicles insured has declined from 37.2% in 2002 to 27.8% at the end of 2006, approaching a natural distribution of business in the state.

Voluntary Personal Auto Lines	Distribution of California Vehicles in Force
December 31,	2006	2005	2004	2003	2002
Los Angeles County	27.8%	28.8%	30.3%	32.3%	37.2%
San Diego County	14.5	13.8	13.6	13.5	13.4
Southern California, excluding Los Angeles and San Diego Counties[3]	20.0	20.0	20.3	21.4	23.5
Central and Northern California[4]	37.7	37.4	35.8	32.8	25.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OPERATIONAL OVERVIEW

Underwriting and Pricing

General

For us, underwriting is the process of confirming that rating information (such as the Vehicle Identification Number (“VIN”), identification of all drivers in the household, accident and violation history, etc.) is accurate, complete and properly applied in our rating approach. The underwriting process occurs at the inception of the policy, whenever a change is requested and at renewal. In certain circumstances, we will non-renew a policy due to a substantial increase in risk.

We have developed a highly segmented and sophisticated pricing model that is one of the best pricing models in the industry. Through a combination of rating variables and interactions among variables, we believe we are able to achieve higher levels of pricing accuracy than have historically been employed. This model, which we employ in active markets outside of California, allows us to grow by out-segmenting established competitors while providing greater stability in our results.

Our objective is to offer a price that, to the fullest extent possible, reflects the loss and expense expectations for every customer. Accurate pricing is important because it rewards and encourages safe driving and increases stability in our results, reducing the impact of mix changes in our book of business.

California

We are required to offer insurance to any California applicant who meets the California statutory definition of a “good driver.” This definition includes, but is not limited to, all drivers licensed during the previous three years with no more than one violation point count under criteria contained in the California Vehicle Code. These criteria include a variety of moving violations and certain at-fault accidents.

California law defines the primary rating characteristics that must be used for California automobile policies and include driving record (e.g., history of accidents and moving violations), annual mileage and number of years the driver has been licensed. A number of other “optional” rating factors are also permitted and used in California, which include characteristics such as make and model of automobile, policy limits and deductibles, and gender and marital status.

_____________________

[3]	Includes the following counties: Imperial, Kern, Orange, Riverside, Santa Barbara, San Bernardino and Ventura.
[4]	Includes all California counties other than Los Angeles County, San Diego County, and those specified above in Footnote 3.

The regulatory system in California requires the prior approval of insurance rates. Within the regulatory framework, we establish our premium rates based primarily on actuarial analyses of our own historical loss and expense data. This data is compiled and analyzed to establish overall rate levels as well as classification differentials.

Our rates are established at levels intended to generate underwriting profits and vary for individual policies based on a number of rating characteristics. These rates are a blend of base rates and class plan filings made with the California Department of Insurance (“CDI”). Base rates are the primary amount projected to generate an adequate underwriting profit. Class plan changes are filings that serve to modify the factors that impact the base rates so that each individual receives a rate, to the extent permitted by regulation, that reflects their respective risk to losses and expenses. Class plan changes are intended to be revenue neutral to us.

In July 2006, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating (the “Auto Rating Factor Regulations”). The new rules required automobile insurance companies to make a class plan and rate filing during the third quarter of 2006 to bring their automobile insurance rates in California into compliance with the Auto Rating Factor Regulations. Litigation to preliminarily enjoin the implementation of the Auto Rating Factor Regulations and have them declared in violation of California law has been unsuccessful. As a result, the Company submitted class plan and rate filings to the CDI for its review. The Company’s rate filing proposed an overall rate decrease of 5% of premium. The CDI approved the Company’s class plan and rate filings. The new rates took effect January 3, 2007.

Also in July 2006, the CDI proposed new amended rate approval regulations (the “Rate Approval Regulations”) that would determine how insurance rates for personal auto and most other lines of personal and commercial property and casualty lines of business are established in California. In October 2006, the CDI issued additional amendments to the Rate Approval Regulations. These regulations were submitted in November 2006 to the Office of Administrative Law (the “OAL”) and were approved in January of 2007. The amended regulations will become effective on April 3, 2007. Please see Item 1A. Risk Factors for more information regarding these regulations.

Marketing

Our marketing and underwriting strategy is to appeal to careful and responsible drivers who desire a feature-rich product at a competitive price. We use direct mail, broadcast and print media, outdoor, community events and the Internet to generate inbound telephone calls, which are served by company employees who are licensed insurance agents. Because our centralized operations are company staffed in two major locations, we can deliver a highly efficient and professional experience to our callers 24 hours per day, 365 days per year through a convenient, toll-free 800-211-SAVE telephone number. Consumers may also obtain an auto rate quotation and purchase a policy on our web site at www.21st.com.

According to data published in the 2006 Nielsen Universe Estimates, 73% of all Spanish-speaking residents in the United States live in the following states that we write business: California, Arizona, Illinois, Indiana, Ohio, New Jersey, Florida, Georgia, Pennsylvania, and Texas. We offer full customer service, including policy purchase, in Spanish via our web site and bilingual professionals 24 hours per day, 365 days per year through a dedicated toll-free telephone number at 888-920-2121. Additionally, we utilize Spanish language advertising and marketing materials.

The following table summarizes advertising expenditures and new policies written for the past five years:

AMOUNTS IN MILLIONS, EXCEPT POLICY DATA	Advertising Expenditures and New Policies Written
Years Ended December 31,	2006	2005	2004	2003	2002
Total advertising expenditures	$74.9	$70.1	$66.7	$53.9	$43.3
New policies written	172,899	170,224	225,349	265,589	189,652

Customer Service

We offer policy support for our customers directly with our own licensed professionals. We operate 24/7/365 and provide service in both English and Spanish. Customers contact us through their method of choice - phone call, interactive voice response, mail, email, or web site. A full service, bilingual web site includes options to buy a policy, pay a bill, make a policy change, or report a claim. Our goal is accurate, prompt, comprehensive and enthusiastic customer service, and we strive for superior customer retention. To maximize efficiencies, 21st Century Insurance links its multiple call centers into one “virtual” resource. APS is our state-of-the-art, real time policy service system. We completed the APS conversion of our California 21st Century Insurance auto policies during 2005, utilized APS for all of our 2006 market entries, and plan to convert our other personal auto policies to APS in 2007.

Claims

It is the mission of our claims operation to settle claims fairly and promptly while fully complying with all applicable laws and regulations. We recognize that it is important to support not only our customers’ financial recovery from an accident, but also their emotional recovery from an unpleasant and disruptive accident experience.

The task of delivering on the claims promise to our customers is a challenging one, particularly in today’s legal and regulatory environment. Of the thousands of new claims reported weekly, involving automobile thefts, traffic accidents, or other types of damages or injuries, each one entails relating on an empathetic level with a person suffering a loss who deserves individual attention. Yet our adjusters at the same time must remain objective and focused on the activity necessary to investigate the facts of the loss and determine the resulting damages. In every case, acting promptly to resolve the claim while treating people fairly is the way we keep lawsuits to a minimum, especially while faced with demanding claimants and their attorneys. The claim operation functions within the bounds of an ever-expanding field of insurance regulations, which were put in place to protect the public and ensure fairness. The task is made more difficult by the incidence of insurance fraud and padding of claims committed by a small percentage of claimants and unscrupulous attorneys, medical providers and the like. A study released by the Insurance Research Council in January 2006, for example, states that 22% of all claims for bodily injury arising from automobile accidents in California involve elements of fraud or buildup. So, while we wish to see that legitimate claims are fairly and quickly paid, it is also important that our adjusters be vigilant to recognize and investigate suspicious claims.

The handling of claims is the subject of regulation by the States. Extensive civil case law also exists on most issues covered by insurance. Laws and regulations vary from state to state, with new laws and regulations added every year. It is the adjuster’s job to investigate and make fair determinations of liability under the law while resolving the claim in compliance with regulations. Adjusters must be trained and knowledgeable to be able to comply with the requirements that affect their handling of each claim. We could not face these challenges without attracting and retaining outstanding professionals through careful hiring practices and one of the most comprehensive adjuster training programs in the industry. Through retention of quality people, we have a very seasoned management staff and an average tenure in the claims area of over nine years.

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

Our claim process is designed to deliver what customers expect: friendly, convenient and efficient service. Reports of accidents are taken by telephone or over the web at www.21st.com. Our claim call centers operate 24 hours a day, 365 days a year and can assist customers in Spanish as well as in English. Translation services for other languages are readily available to our staff. The report is digitally recorded with the customer’s permission, which means in most cases the customer need only describe the accident to us one time. A variety of inspection and car repair options are offered to the customer to suit their particular needs. At the conclusion of the claim report, an assignment is routed electronically to inspect the vehicle at a location of the customer’s choosing, or to dispatch a tow truck to bring a heavily damaged vehicle to one of our Vehicle Inspection Centers. Mobile inspection and repair services are available for minor damage. Our Direct Repair Program (“DRP”) is a particularly easy way to get repairs done, chosen by about 30% of our customers. The DRP is a carefully selected network of 278 repair shops that meet our high standards for service, work quality, equipment and training. DRPs guarantee their repairs for as long as the claimant owns their vehicle. Repairs at a DRP shop are scheduled electronically and managed by the shop. Quality of the repairs and accuracy of the repair invoice is closely monitored by a thorough re-inspection program by our staff who regularly visit the DRP shops and re-inspect 39% of the vehicles in various stages of the repair process. By integrating technology with personalized service, one call to 21st is all that is necessary to expedite an automobile damage claim.

At the center of our claim handling operation is our new claim system known as APS. Deployed in August of 2004, APS has been used for all auto claims reported since that time, and over 97% of the Company’s pending claims are now on the new system. Claims are automatically assigned to adjusters by the type of claim and handling required. Our adjusters work in specialized areas that include liability and damages investigations, material damage estimating, total loss evaluations, litigation and subrogation. With APS, information is available seamlessly to each of these specialties at all times. For example, an adjuster assigned to contact the parties and investigate liability for an accident will view the repair estimate and digital photos taken by the adjuster in the field. Documents received in the mail such as medical bills or obtained over the web such as police reports are scanned into the electronic claim file. This allows more than one person to work on different aspects of the claim at the same time, communicate with each other and, more importantly, with the customer, about the claim. APS enables any adjuster in any of our locations to provide service on any claim regardless of where it occurred, reducing the need to maintain staff in every geographic territory.

Litigation can result when disputes of fact or damage arise among the people involved in an accident, and when they remain unresolved after discussion and negotiation. Claim litigation usually involves personal injury claims made by third parties against our insureds. It may also entail the arbitration of uninsured/underinsured motorist claims by insureds. By providing a legal defense of the policyholder faced with a lawsuit, we deliver another very important part of the insurance promise. In California, our house counsel handle the vast majority of this litigation. Cases involving conflict or special circumstances may be assigned to outside defense attorneys. Outside counsel are also used in states other than California.

We maintain a Special Investigations Unit (“SIU”) to investigate claims of a suspicious nature. The SIU is also responsible for providing training to claims and other employees on fraud detection. The SIU works closely with members of law enforcement, the Department of Insurance and the National Insurance Crime Bureau. Our SIU is highly regarded in the insurance industry and is known as being very effective in its efforts to detect and deter fraud.

21st settles heavily damaged vehicle claims as total losses where warranted. As a part of the settlement we may take title to the totaled vehicle and sell it as salvage. An outside salvage company conducts the auction and forwards these recovery proceeds, less their fee, to 21st. Vehicles so severely damaged as to have no salvage value are crushed to prevent the VIN from being used for fraudulent purposes.

We have team members who specialize in subrogation, or the recovery of monies we have paid on claims where a third party is legally responsible. We also aim to recover the deductible for our insureds. Some collection efforts, particularly those against uninsured motorists, are outsourced to a collection vendor in exchange for a contingency fee upon successful collection.

We understand that the claim experience is a moment of truth for the customer and the customer’s decision to continue a relationship with us depends on that experience. We believe we deliver high quality claim service and we continuously seek improvements in our processes.

Unpaid Losses and Loss Adjustment Expenses

The cost to settle a customer’s claim includes two major components: losses and loss adjustment expenses (“LAE”). Losses in connection with third party coverages represent damages as a result of an insured’s act that results in property damage or bodily injury. First party losses involve damage or injury to the insured’s property or person. In either case, the ultimate cost of the loss is not always immediately known and, over time, may be higher or lower than initially estimated. When establishing initial and subsequent estimates, the amount of loss is reduced for salvage (e.g., proceeds from the disposal of the wrecked automobile) and subrogation (e.g., proceeds from another party who is fully or partially liable, such as the insurer of the driver who caused the accident involving one of our policyholders).

Loss adjustment expenses represent the costs of adjusting, investigating and settling claims, and are primarily comprised of the cost of our claims department, external inspection services, and internal and external legal counsel. Corporate support areas such as Human Resources and Information Technology provide services to our overall operations, and, accordingly, a portion of their operational costs are also allocated to LAE. The LAE-allocable portion of such corporate support cost is reviewed periodically as changes occur in our organization.

Accounting for losses and LAE is highly subjective because these costs must be estimated often weeks, months or even years in advance of when the payments are actually made to claimants, attorneys, claims personnel and others involved in the claims settlement process.

Accounting principles require insurers to record estimates for losses and LAE in the periods in which the insured events, such as automobile accidents, occur. This estimation process requires us to estimate both the number of accidents that have occurred (called “frequency”) and the ultimate amount of loss and LAE (called “severity”) related to each accident. We employ actuaries who are professionally trained and certified in the process of establishing estimates for frequency and severity. Historically, our actuaries have not projected a range around the carried reserves for losses and LAE. Rather, they have used several methods and different underlying assumptions to produce a number of point estimates for the required reserves. Management carefully reviews the appropriateness of the assumptions underlying the various indicated loss and LAE ratios, and selects the ultimate loss and LAE ratios and the carried reserves.

Estimating the Frequency of Auto Accidents. Actuaries study the historical lag between the actual date of loss and the date that the accident is reported by the customer to the claims department, and can make a reasonable, yet never perfect, estimate for frequency, or the number of claims that ultimately will be reported for a given period. The difference between the estimated ultimate number of claims that will be made and the number that have actually been reported in any given period is referred to as incurred but not reported (“IBNR”) claims.

Estimating the Severity of Auto Claims. For both property damage and injury claims our adjusters determine what exposures exist in open reserves. All property damage claims and injury claims estimated to be less than $15,000 are set at “average amounts” determined by our actuaries. For both bodily injury and uninsured motorist claims estimated to have value in excess of $15,000, adjusters in our claims department establish loss estimates based upon various factors such as the extent of the injuries, property damage sustained, and the age of the claim. Our actuaries review these estimates, giving consideration to the adjusters’ historical ability to accurately estimate the ultimate claim and length of time it will take to settle the claim, and provide for development in the adjusters’ estimates as applicable. Generally, the longer it takes to settle a claim, the higher the ultimate claim cost. The ultimate amount of the loss is considered the “severity” of the claim. In addition, the actuaries estimate the severity of the IBNR claims.

The severities are estimated by our actuaries quarterly based on historical studies of average claim payments and the patterns of how the claims were paid. Again, the fundamental assumption used in making these estimates is that past events are reliable indicators of future outcomes.

Estimating Losses and LAE for Lines in Runoff. Homeowners and earthquake lines are “in runoff” because we no longer have policies in force. As discussed in Note 17 of the Notes to Consolidated Financial Statements, we have not written any earthquake policies since 1994 and we ceased writing homeowners coverage at the beginning of 2002. The Company has no open earthquake cases and only immaterial reserves remaining at December 31, 2006. In prior years, developing reserve estimates for the earthquake line was particularly subjective because most of the remaining earthquake claims were in litigation.

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

For the personal auto lines, our actuaries prepare a quarterly evaluation of loss and LAE indications by accident month, and based on these evaluations, we assess whether there is a need to adjust reserve estimates. As claims are reported and settled and as other new information becomes available, changes in estimates are made and are included in earnings of the period of the change.

The losses and LAE incurred, net of reinsurance, attributable to prior accident years, that we recorded in each of the past five calendar years, are summarized below:

AMOUNTS IN THOUSANDS	Losses and LAE Incurred, Net of Reinsurance, Attributable to Prior Accident Years
Years Ended December 31,	2006	2005	2004	2003	2002
Personal auto	$(52,648)	$(27,473)	$(2,936)	$11,159	$16,200
Homeowner and earthquake[5]	751	2,333	2,831	40,048	56,158
Total	$(51,897)	$(25,140)	$(105)	$51,207	$72,358

Bracketed amounts represent redundancies, while unbracketed amounts represent deficiencies in prior year loss and LAE reserves.

To understand the changes in estimates, it is useful to put them in the context of the cumulative reserve development experienced by the Company over a longer time frame. The tables on the following pages present the development of loss and LAE reserves for the personal auto lines (Table 1) and for the homeowner and earthquake lines in runoff (Table 2), for the years 1996 through 2006. The figures in both tables are shown gross of reinsurance.

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
_____________________

[5]
We no longer have any homeowner policies in force. We ceased writing earthquake coverage in 1994, but we had remaining loss reserves from the 1994 Northridge earthquake. See further discussion in Item 7 under the captions Results of Operations - Homeowner and Earthquake Lines in Runoff Results, Critical Accounting Estimates - Losses and Loss Adjustment Expenses, and Note 17 to the Notes to Consolidated Financial Statements.

TABLE 1 - Auto Lines as of December 31,
(Amounts in thousands, except claims)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Reserves for losses and LAE, direct	$468,257	$403,263	$329,021	$261,990	$286,057	$301,985	$333,113	$419,913	$489,411	$521,528	$480,731
Paid (cumulative) as of:
One year later	260,287	253,528	247,317	242,579	268,515	239,099	249,815	280,534	283,068	301,703
Two years later	336,538	319,064	307,797	311,659	332,979	312,909	328,951	359,719	385,135
Three years later	354,854	333,349	324,778	324,740	352,592	333,955	349,763	392,665
Four years later	357,913	340,907	326,932	327,745	358,806	339,004	356,198
Five years later	363,068	341,446	327,418	328,557	360,191	340,961
Six years later	362,824	341,374	327,162	328,359	361,104
Seven years later	362,508	341,076	326,823	328,309
Eight years later	362,216	340,772	326,638
Nine years later	361,959	340,582
Ten years later	361,764
Reserves re-estimated as of:
One year later	365,566	359,262	313,192	309,953	352,709	323,791	348,865	417,225	462,682	469,132
Two years later	366,858	337,258	321,711	340,914	354,720	338,338	354,784	407,344	440,974
Three years later	359,925	335,246	341,695	328,190	361,264	339,965	360,308	407,362
Four years later	357,607	355,605	326,506	329,182	361,068	342,321	360,878
Five years later	377,414	340,537	326,565	329,318	362,066	342,993
Six years later	361,980	340,552	327,626	329,042	362,142
Seven years later	361,865	341,396	327,243	328,756
Eight years later	362,541	340,967	326,920
Nine years later	362,042	340,714
Ten years later	361,839
Redundancy (Deficiency)	$106,418	$62,549	$2,101	$(66,766)	$(76,085)	$(41,008)	$(27,765)	$12,551	$48,437	$52,396

Supplemental Auto Claims Data:
Claims reported during the year	310,475	305,600	335,245	313,182	370,521	354,968	350,693	381,238	414,310	419,214	399,596
Claims pending at year end	58,430	56,495	57,027	59,768	58,100	55,642	58,127	65,303	67,352	63,898	59,169

See Note 8 of the Notes to Consolidated Financial Statements for reconciliation to gross liability on the balance sheet.

TABLE 2 - Homeowner and Earthquake Lines in Runoff as of December 31,
(Amounts in thousands)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Reserves for losses and LAE, direct	$75,272	$34,624	$52,982	$14,258	$12,379	$47,305	$50,896	$18,410	$6,131	$2,307	$1,538
Paid (cumulative) as of:
One year later	75,100	30,232	48,848	13,103	30,706	58,274	71,147	16,277	6,498	1,542
Two years later	100,296	74,127	58,281	37,404	78,647	125,447	87,343	22,775	8,040
Three years later	142,850	82,974	81,887	83,985	143,564	140,742	93,828	24,317
Four years later	151,342	106,274	128,266	147,856	157,792	147,101	95,359
Five years later	174,513	152,592	192,121	161,560	163,988	148,744
Six years later	220,805	216,383	205,591	167,615	165,618
Seven years later	284,455	229,808	211,431	169,117
Eight years later	297,754	235,648	212,607
Nine years later	303,591	236,818
Ten years later	304,760
Reserves re-estimated as of:
One year later	101,903	77,445	58,582	18,024	68,245	103,470	89,281	22,406	8,805	3,080
Two years later	145,635	82,716	61,393	72,546	121,176	142,211	93,388	25,081	9,578
Three years later	150,434	85,519	116,429	125,089	159,331	146,152	96,054	25,854
Four years later	153,521	140,532	169,157	163,045	162,998	148,850	96,814
Five years later	208,533	193,375	207,064	166,548	165,593	149,759
Six years later	261,389	231,217	210,486	168,994	166,493
Seven years later	299,109	234,661	212,593	169,786
Eight years later	302,550	236,776	213,224
Nine years later	304,664	237,399
Ten years later	305,288
Redundancy (Deficiency)	$(230,016)	$(202,775)	$(160,242)	$(155,528)	$(154,114)	$(102,454)	$(45,918)	$(7,444)	$(3,447)	$(773)

See Notes 8 and 17 of the Notes to Consolidated Financial Statements for reconciliation to gross liability on the balance sheet.

Auto Lines Reserve Development

As shown in the ten-year development table, our auto lines historically developed redundancies from 1996 to 1998 and exhibited adverse development for 1999 through 2002. Since 2003, there has been favorable development. The period from 1993 to 1999 was quite unusual in that, during that time, we experienced declining frequencies and declining severities in our auto line. As Table 1 shows, we did not immediately have confidence in these declining trends and did not immediately lower our reserve estimates.

Much of the decline in trend occurred between 1996 and 1999 because of moderation in health care costs due to greater use of HMOs, and laws that were enacted in California that limited the ability of uninsured motorists and drunk drivers to collect non-economic damages. During 1999, we assumed that the past trend of declining frequencies and severities would continue. However, in retrospect, it can now be seen that the favorable decline in trends ended and loss costs began to increase. In 2000, we continued to assume lower loss severity primarily because of what then seemed to be an acceleration in the pattern of claims payments and the uncertainty inherent in identifying a change in multi-year patterns. In 2001, we experienced significant, unexpected development in our uninsured motorist coverage while the actuarial indications for most prior accident years were adjusted upward as more data became available. The changes in injury trends affected the entire California market and occurred, to a greater or lesser degree, in virtually every state in the country.

Starting in 2001, we improved the quality and timeliness of the data available to make initial estimates and periodic changes in estimates. We have dedicated more resources to better understand the underlying drivers of the changes in frequency and severity trends as they begin emerging. For example, in the second quarter of 2003 we began making accident month actuarial analyses of our reserves for the auto lines. Our improved methodology is reflected in the small favorable development recorded since 2004 with respect to prior accident years and larger favorable developments of $27.5 million in 2005 and $52.6 million in 2006.

Homeowner and Earthquake Lines in Runoff

During 2006, 2005, 2004, 2003, 2002, and 2001, the Company recorded losses related to Senate Bill 1899 (“SB 1899”) for $0.1 million, $0.4 million, $2.2 million, $37.0 million, $52.6 million, and $70.0 million, respectively. The information below explains historical earthquake developments for which the Company no longer has any significant exposure.

In Table 2, substantially all of the development relates to the earthquake line. A major earthquake occurred on January 17, 1994, centered in the San Fernando Valley community of Northridge (the “Northridge earthquake”). Through December 31, 2006, we have settled over 46,000 Northridge earthquake claims (including auto claims) at a total cost (i.e., loss plus LAE) of over $1.2 billion.

The loss development in Table 2 is easiest to understand by dividing it into “pre-SB 1899” and “post-SB 1899” segments. In September 2000, the State of California enacted SB 1899, which allowed claims from the 1994 Northridge earthquake, barred by contract and the statute of limitations, to be reopened during calendar year 2001. The costs relating to the reopened claims are a 1994 event (since they all related to the Northridge earthquake), even though the legislation allowing the re-opening of certain claims was not passed until almost seven years later. Before SB 1899 was passed in late 2000, we had only approximately 50 earthquake claims remaining to be resolved out of an initial 35,000 homeowner earthquake claims. Although we settled 98% of the claims within a year of the earthquake, many upward changes in estimates were required in 1994 and beyond as new information emerged on the severity of the damages and as settlements of litigated claims occurred. As a result, we recorded the following upward changes in loss estimates after 1994, but before SB 1899 was adopted: 1995 - $57 million; 1996 - $40 million; 1997 - $24.8 million; 1998 - $40 million; 1999 - $2.5 million; and 2000 - $3.5 million.

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

Reinsurance

A reinsurance transaction occurs when an insurer transfers, or cedes, a portion of its exposure to another insurer (“reinsurer”) for a ceding premium. The reinsurance cession does not legally discharge the insurer from its liability for a covered loss, but provides for reimbursement from the reinsurer for the ceded portion of the risk. We monitor the appropriateness of our reinsurance arrangements to determine that our retention levels are reasonable and that our reinsurers are financially sound, able to meet their obligations under the agreements and that the contracts are competitively priced.

Some of our cessions are with AIG subsidiaries, which have earned A.M. Best’s financial rating of A+. The A.M. Best financial ratings of our other reinsurers range from A- to A+. Our reinsurance arrangements are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements.

Our net retention of insurance risk after reinsurance for auto and motorcycle lines was 97% in 2002. Effective September 1, 2002, we entered into an agreement to cancel future cessions under our quota share with AIG subsidiaries. From 2003 to 2007, the net retention of insurance risk after reinsurance for auto and motorcycle lines has been unchanged at 100%. Our net retention of insurance risk for personal umbrella policies has been 10% from 2002 to 2007. Personal umbrella coverage is only available to our California auto insurance customers. Approximately 2% of auto insurance customers have umbrella coverage. We also have catastrophe reinsurance agreements relating to the auto line, which reinsures any covered events up to $45.0 million in excess of $20.0 million.

Investment Portfolio

We utilize a conservative investment philosophy. We continuously monitor the portfolio to minimize interest rate and reinvestment risk. No derivatives are held in our investment portfolio. At December 31, 2005, the Company held publicly traded equity securities, but all were sold in the first quarter of 2006. Substantially all of our fixed maturity portfolio is investment grade, having a weighted-average Standard & Poor’s credit quality of “AA”. In October 2003, as a result of a competitive bidding process, we entered into an agreement with AIG Global Investment Corp. (“AIGGIC”) to provide investment management and investment accounting services. The fees are determined as a percentage of the average invested asset balance and are included in net investment income. In November of 2006, the Company engaged Cardinal Investment Advisors, LLC as a third party advisor to assist the Company in such things as setting investment strategy, evaluating AIGGIC’s performance, and monitoring the portfolio’s risk/reward profile.

Consumer Advocacy

For the sixth consecutive year, we are actively engaged in a community education effort for the proper installation and use of child safety seats. According to the National Highway Traffic Safety Administration, motor vehicle crashes are the leading cause of death for children from 2 to 14 years of age. More than 50% of passenger vehicle occupants killed from birth through age 15 were completely unrestrained while riding in the motor vehicle. The 21st child safety program is endorsed by partners in eight states, including California, Arizona, Florida, Georgia, Illinois, Indiana, Ohio and Texas. Educational safety events typically include the participation of local media, law enforcement, trained safety technicians and our managers. Since inception, the Company has held more than 94 child safety seat awareness and education events in eight states. At the 21st events, technicians have completed over 10,000 child safety seat inspections and discarded (and then destroyed) more than 3,500 unsafe, broken or recalled child safety seats. 21st has donated over 8,000 brand-new child safety seats so that no family leaves an education event without every child riding in a properly fitted child safety seat.

21st has also partnered with the California Highway Patrol (“CHP”) and the Arizona Department of Public Safety in public education programs on safe driving. Using billboard advertising in English and Spanish, we have educated and hopefully made positive impressions on the serious topics of “Drive Sober” and “Just Drive,” referring to distracted driving (cell phones, eating, reading, etc. while driving). All of the materials are co-branded by 21st, the CHP and the Arizona Department of Public Safety, as applicable.

21st also makes the streets safer through its ongoing support of the Los Angeles Police Academy Magnet School, a unique partnership between 21st, the Los Angeles Unified School District and the Los Angeles Police Department (“LAPD”) that prepares young people for careers in law enforcement. Since 1996, 21st has provided approximately $0.5 million to support the program and provide scholarships to graduating cadets entering college. Since the program began, more than 25 Magnet alumni graduates have become LAPD officers. Currently, 33 Magnet alumni are enrolled in the LAPD Police Academy.

We have several publications and community events designed to assist customers and potential customers in making choices about their auto insurance and automobile safety. We publish the Child Safety Seat: A Parent’s Guide, Crash Test Ratings Guide, and a 30-minute documentary, The Golden Road - Today’s Senior Driver. The Golden Road is designed to help senior drivers and their families correctly assess seniors’ driving abilities and decrease driving dangers. Both guides and The Golden Road are distributed through public events, direct mail promotions and downloads from our web site.

Team Members

The Company employed approximately 2,900 full and part-time team members at December 31, 2006. We provide medical, pension and 401(k) savings plan benefits to eligible team members, according to the provisions of each plan. The Company also utilized approximately 300 contractors primarily for software development projects.

INDUSTRY AND COMPETITION

Private passenger automobile insurance represents the largest component of the U.S. Property and Casualty (“P&C”) insurance industry. In 2005, direct premiums written in the U.S. private passenger auto market was over $160 billion, or slightly over one-third of the P&C industry total. Market share is concentrated among the top writers, with the top 10 private passenger auto writers accounting for over 60% of market share. Unless otherwise noted, all industry and market share data were derived directly from data reported by Highline Data LLC, or were estimated using Highline Data as the primary source.

We have been the seventh largest writer of personal automobile insurance in California. Market shares in California of the top ten writers of personal automobile insurance, based on direct premiums written, according to Highline Data, for the past five years were as follows:

	Market Share in California Based on Direct Premiums Written
Years Ended December 31,	2005	2004	2003	2002	2001
21st Century Insurance Group	6%	7%	6%	6%	6%
State Farm Group	13	14	14	14	13
Farmers Group	10	10	10	11	12
Mercury General Group	9	9	9	9	8
Automobile Club of Southern California Group	9	9	9	9	9
California State Auto Group	9	9	9	9	10
Allstate Insurance Group	9	8	8	9	11
Progressive Insurance Group	4	3	3	2	2
USAA Group	3	3	3	3	3
Government Employees Group (GEICO)	3	3	3	3	3

REGULATORY ENVIRONMENT

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

Currently, the CDI has primary regulatory jurisdiction over two of our subsidiaries, 21st Century Insurance Company and 21st Century Casualty Company, including prior approval of premium rates. The CDI typically conducts a financial examination of our affairs every three years. On June 15, 2004, the CDI finalized its examination reports on the statutory financial statements of the Company’s two California-domiciled insurance subsidiaries for the three-year period ended December 31, 2002. The reports did not contain any findings or adjustments. In general, the current regulatory requirements in the other states in which our subsidiaries are licensed insurers are less restrictive than in California. The CDI and Texas Department of Insurance are currently examining the three-year period ended December 31, 2005.

In addition to regulation by the CDI, the Company and the personal lines insurance business in general are also subject to legislative, judicial and political action, as well as the normal business forces of competition between companies and the choices consumers make based on their preferences.

To our knowledge, no new laws or regulations were enacted in 2006 by any state in which we do business that are expected to have a material impact on the auto insurance industry. In 2006, the California Commissioner adopted regulations that would restrict the use of territory in automobile insurance rating, which potentially could adversely affect the Company’s book of business. The Company has until late 2008 to fully comply with the regulations. Litigation by an insurance trade association challenging the validity of the regulations is currently in progress. Also in 2006, the CDI promulgated regulations specifying various expense, investment income and profitability factors to be used by the CDI in reviewing and approving insurers’ rates. These regulations, which will become effective April 3, 2007, may also negatively affect our California business. See Item 1A. Risk Factors for more information regarding these regulations.

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

The Company’s insurance subsidiaries currently have $771.0 million of statutory surplus. Approximately $124.0 million of this amount (the 2006 net income of the Company’s primary insurance subsidiary) could be paid as dividends to the parent company without prior approval from the CDI in 2007. In 2006, our primary insurance subsidiary paid $110.0 million in dividends to our holding company. Previously, no dividends had been paid since 2001.

Involuntary Business

All 50 states and the District of Columbia have established a mechanism to assure that automobile insurance is available to any consumer that otherwise would not be written voluntarily by the private market; this is called the involuntary or residual market. These programs were established by the respective state regulators and are administered by a governing board represented by insurance companies and other representatives. The involuntary market consists of those consumers who, due to a variety of factors such as their driving record or status as first time drivers, represent a high risk. Rates for the involuntary market can be significantly higher than the voluntary market given the cost expectations. The number of private passenger automobiles insured through the involuntary market mechanisms is not distributed evenly among all the states. Depending upon such factors as government regulations, the adequacy of pricing of the involuntary market mechanisms, and industry competition, the size of the involuntary market varies dramatically from one state to another and over time.

Over the 10-year period from 1997 to 2006, the involuntary market has decreased both in absolute and relative terms. The percentage of vehicles insured in the involuntary market is declining in part because of sophisticated pricing models, which enable companies to appropriately price for a larger percentage of risks.

The California Automobile Assigned Risk Plan (“CAARP”) is the involuntary private passenger automobile market program in California. The number of assignments for each insurer is based on the total applications received by the plan and the insurer’s market share. As of December 31, 2006, the number of assigned risk insured vehicles was 437 compared to 1,129 at the end of 2005. As of December 31, 2006, this business represented less than 1% of our total direct premiums written. Underwriting profits were $0.5 million in 2006, compared to underwriting profits of $1.0 million in 2005 and underwriting losses of $0.9 million in 2004.

Insurers offering homeowner insurance in California are required to participate in the California FAIR Plan (“FAIR Plan”). FAIR Plan is a state administered pool of difficult-to-insure homeowners. Each participating insurer is allocated a percentage of the total premiums written and losses incurred by the pool according to its share of total homeowner direct premiums written in California. Participation in FAIR Plan operations is based a company’s writings from two years prior. Since 21st ceased writing homeowners business in 2002, the Company no longer receives assignments for plan years beyond 2004, but continues to participate in prior plan year activity, which is in runoff. Our FAIR Plan underwriting results for 2006, 2005, and 2004 were immaterial.

Availability of Filings

Copies of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K and proxy statements are available, along with copies of earnings releases, in the Investor Relations section of the Company’s web site at www.21st.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies may also be obtained free of charge directly from the Company’s Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-673-3996).

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Room 1580, Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We compete in the automobile insurance market, which is highly competitive.

We face vigorous competition from large, well-capitalized national companies as well as smaller regional insurers. Other large national and international insurance or financial services companies may also enter these markets in the future. Many of these companies may have greater financial, marketing and management resources than we have. In addition, competitors may offer consumers combinations of auto policies and other insurance products or financial services, which we do not offer. We could be adversely affected by a loss of business to competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives.

From time to time, we undertake distinctive advertising campaigns and other efforts to improve brand recognition and generate growth. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, our business could be materially adversely affected.

The highly competitive nature of the markets in which we compete could also result in the failure of one or more major competitors. In the event of a failure of a major insurer, we could be adversely affected, as our Company and other insurance companies may be required under state-mandated plans to absorb the losses of the failed insurer, and we could be faced with an unexpected surge in new business from the failed insurer’s former policyholders.

The ability of the Company to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to the Company’s success.

Our success depends on our ability to attract, develop and retain talented employees, including executives and other key managers. Our loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on our business.

In addition, we must forecast the changing business environments in many geographic markets with reasonable accuracy and adjust our hiring programs and/or employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing, which would adversely affect our cost structure, or under-staffing, impairing our ability to service our ongoing and new business in one or more business units or locations. In either such event, our financial results could be materially adversely affected.

We further believe that our success depends, in large part, on our ability to maintain and improve the staffing models and employee culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, legislation or regulations at the state or federal level or other factors in the employment marketplace. In such events, the productivity of certain of our workers could be adversely affected, which could lead to an erosion of our operating performance and margins.

The Company’s insurance subsidiaries are subject to a variety of complex state laws and regulations.

The insurance industry is highly regulated and constantly subject to changes in these regulations, many of which could negatively affect our business. Our insurance company subsidiaries are subject to extensive laws and regulations in their states of domicile as well as in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, including trade and claim handling practices, accounting methods, premium pricing, marketing practices, advertising, policy forms, insurance products, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders or creditors. Moreover, insurance laws and regulations, among other things:

•	Establish solvency requirements, including minimum reserves and capital and surplus requirements;
•	Limit the amount of dividends, intercompany loans and other intercompany payments our insurance company subsidiaries can make without prior regulatory approval;
•	Impose restrictions on the amounts and types of investments we may hold;
•	Control the amount and exposure of losses in Involuntary Markets that companies must bear;
•	Require assessments to pay claims of insolvent insurance companies; and
•	Require that we submit to periodic financial and operational examinations by the state of domicile of our respective insurance company subsidiaries.

The failure to comply with these laws and regulations also could result in actions by regulators or other law enforcement officials, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, 21st and its subsidiaries can face individual and class action lawsuits by its insureds and other parties for alleged violations of certain of these laws or regulations.

New legislation or regulations may be adopted in the future, which could adversely affect our operations or ability to write business profitably in one or more states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether any such laws will be enacted and how and to what extent such laws and regulations would affect our businesses.

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

In recent years, insurance companies have been named as defendants in lawsuits including class actions, relating to pricing, sales practices and practices in claims handling, among other matters. A number of these lawsuits have resulted in substantial jury awards or settlements involving other insurers. Future litigation relating to these or other business practices may negatively affect us by requiring us to pay substantial awards or settlements, increasing our legal costs, diverting management attention from other business issues or harming our reputation with customers. Such litigation is inherently unpredictable. Except to the extent we have established reserves with respect to particular lawsuits that are currently pending against us, we are unable to predict the effect, if any, that these pending or future lawsuits may have on our business, operations, profitability or financial condition. For further information on pending litigation, see Notes 12 and 19 of the Notes to Consolidated Financial Statements.

Our success is reliant on our ability to properly assess underwriting risks and charge appropriate premiums to policyholders.

Our financial condition, liquidity, cash flows and results of operations are reliant on our ability to accurately assess our underwriting risks and charge appropriate premiums based on these risks. The premium we charge must be sufficient to offset losses, loss adjustment expenses, and underwriting expenses, and allow us to earn a profit.

Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	The availability of sufficient reliable data;
•	Uncertainties inherent in estimates and assumptions, generally;
•	Our ability to conduct a complete and accurate analysis of available data;
•	Our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;
•	Our ability to project changes in certain operating expenses with reasonable certainty;
•	The development, selection and application of appropriate rating formulae or other pricing methodologies;
•	Our ability to innovate with new pricing strategies, and the success of those innovations;
•	Our ability to predict policyholder retention accurately;
•	Unanticipated court decisions, legislation or regulatory action;
•	Ongoing changes in our claim settlement practices;
•	Unexpected changes in the medical sector of the economy;
•	Unanticipated changes in auto repair costs, auto parts prices and used car prices; and
•	Changing driving patterns.

The realization of such risks may result in our pricing being based on stale, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.

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

As a property and casualty insurer, we may face significant losses from catastrophic events.

We are subject to claims arising from natural catastrophic events such as earthquakes, tornadoes, hurricanes, hailstorms, wildfires, and from man-made events such as riots and terrorism. There is typically an increase in the frequency and severity of auto claims whenever one of these events occur. We cannot accurately predict when or where these events will occur and, though we believe we have in place strong catastrophe management initiatives, we are still exposed to catastrophic events and cannot guarantee that our business will not be materially adversely affected should one occur.

Further, subsequent to a catastrophic event there can be increases in involuntary market assessments to pay for insolvent companies and uninsured individuals as well as restrictions on the Company’s operations imposed by regulatory entities.

Inaccuracies in assumptions used in calculating reserve amounts could have a material adverse impact on our net income.

The reserves for losses and LAE that we have established represent our best estimates of amounts needed to pay reported and unreported claims and related expenses, after considering known facts and our interpretation of circumstances. Reserve estimates are based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. This uncertainty arises from a number of factors, including:

•	The availability of sufficient reliable data;
•	The difficulty in predicting the rate and direction of changes in frequency and severity trends in multiple markets;
•	Unexpected changes in medical and repair costs;
•	Unanticipated changes in governing statutes and regulations;
•	New or changing interpretations of insurance policy provisions by courts;
•	Inconsistent decisions in lawsuits regarding coverage and changing theories of liability;
•	Ongoing changes in claims settlement practices;
•	The accuracy of our estimates of the number or severity of claims that have been incurred but not reported as of the date of the financial statement;
•	The accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves; and
•	The accuracy of estimates of total loss and loss adjustment expenses as determined by our employees for different categories of claims.

There can be no assurance that our ultimate liability will not materially exceed our reserves. If loss reserves are not sufficient to cover our actual losses, our results of operations, liquidity, and financial position may be materially adversely affected. See further discussion in Item 1. Business - Loss and LAE Reserve Development.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition and results of operations.

We are highly dependent upon technology systems to effectively manage areas of our business including: underwriting, acquisition of policies, policy servicing, claims handling, accounting and reporting, actuarial reserving functions, and to maintain our policyholder data. We have developed a new information technology platform that is intended to allow us to more efficiently manage our operations as we expand into new states. The failure of any part of this system could cause a disruption to our operations, which could result in a loss of premiums, increased operating costs, an inability to provide customer service or process claims, and delays to or incorrect reporting. Although decreasing over time, we still rely to some extent on the capabilities of our previous system.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential customer information is misappropriated from our computer systems. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of our computer systems, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material, adverse effect on our business.

We write a substantial portion of our business in California, and therefore our business may be adversely affected by judicial, legislative, and, regulatory decisions in California, in addition to civil unrest or natural catastrophes.

Approximately 89% of our direct premiums written for the year ended December 31, 2006, were generated in California. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions, including catastrophic events, and adverse judicial and legislative decisions in California. Changes in any of these conditions or adverse legislation or judicial decisions could make it more costly or difficult for us to conduct our business. In addition, these developments would have a disproportionate effect on us, compared to insurers that do not have such a geographic concentration.

In July 2006, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating (the “Auto Rating Factor Regulations”). The previous regulation had been validated by a court decision. The new rules required automobile insurance companies to make a class plan and rate filing during the third quarter of 2006 to bring their automobile insurance rates in California into compliance with the Auto Rating Factor Regulations (the current percentage of compliance required is 15% of what will ultimately be required if the regulations remain in effect). Litigation to preliminarily enjoin the implementation of the Auto Rating Factor Regulations and have them declared in violation of California law has been unsuccessful. As a result, the Company submitted class plan and rate filings to the CDI for its review. The Company’s rate filing proposed an overall rate decrease of 5% of premium. The CDI approved the Company’s class plan and rate filings. The new rates took effect January 3, 2007. Because the new Auto Rating Factor Regulations required every company to make a rate filing, competitive rate levels have changed and consumer shopping behavior may increase in the future. As of this date, most of the Company’s main competitors have also had approved overall rate decreases of varying amounts, while some have not substantially changed overall rate levels while attempting to comply with the new regulations. It is not possible at this time to predict the ultimate impact of these proceedings and changes, which could have either a materially favorable or materially adverse impact on the Company.

Also in July 2006, the CDI proposed new amended rate approval regulations (the “Rate Approval Regulations”) that would determine how insurance rates for personal auto and most other lines of personal and commercial property and casualty lines of business are established in California. In October 2006, the CDI issued additional amendments to the Rate Approval Regulations. These regulations were submitted in November 2006 to the Office of Administrative Law (the “OAL”) and were approved in January of 2007. The amended regulations will become effective on April 3, 2007. Multiple changes from the current regulations include capping the maximum permitted after-tax rate of return on derived capital at a floating rate equal to a “risk free” rate of return plus 6% for all affected lines of insurance. The amended Rate Approval Regulations do provide for several “variances” from the rates specified by the formula, upon approval by the Insurance Commissioner. The amended Rate Approval Regulations could have a materially adverse impact on the Company’s results. If the newly elected insurance commissioner does not modify, suspend or withdraw the regulations before they become effective, an industry lawsuit could be brought to challenge the regulations as contrary to current law. Also, the Company could consider bringing its own legal action, once the regulations are applied to it.

We cannot assure you that our growth strategy will be effective.

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

The Company may be adversely affected by the cyclical nature of the property and casualty business.

         The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability cycle of the property and casualty business could have a material adverse effect on our financial condition and results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

 Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the Notes to Consolidated Financial Statements.

The performance of our fixed maturity securities portfolio is subject to investment risks.

Our fixed maturity securities portfolio is subject to a number of risks, including:

•
Interest rate risk - The Company’s investment portfolio contains interest rate sensitive investments, such as municipal and corporate bonds. Increases in market interest rates may have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company’s investment income as it invests positive cash flows from operations and as it reinvests proceeds from maturing and called investments into new investments that could yield lower rates than the Company’s investments have historically generated. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. Despite its mitigation efforts, a significant increase in interest rates could have a material adverse effect on the Company’s book value.

•
Credit risk - The risk that issuers of bonds that we hold will not pay principal or interest when due. Credit defaults and impairments may result in a charge to income as we are forced to write-down the value of bonds we hold. Credit rating agencies have downgraded, and may downgrade in the future, certain issuers of fixed maturity securities. At December 31, 2006, our bond portfolio consisted of investment grade securities. Widespread deterioration in the credit quality of issuers could materially impact the value of our invested assets, as well as our earnings, liquidity, and capital.

•
Concentration risk - The risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition of those issuers or the market value of their securities.

•
Prepayment or extension risk (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) - The risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, adversely affecting the value of, or income from, such securities and the portfolio.

•	Reinvestment risk - The risk that an investor will not be able to reinvest funds at as favorable a yield as the original investment yields.

In addition, the assets in our defined benefit pension plan are invested in a combination of high credit quality fixed maturity securities and equity securities. Adverse changes in the equity markets, reductions in long-term interest rates and defaults in the bond market could have a significant effect on our earnings through increased pension costs. If the equity and fixed income markets perform poorly, reducing the value of assets in the defined benefit pension plan, we may incur additional funding costs.

Our insurance subsidiaries are limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to pay dividends to shareholders, repay indebtedness or make capital contributions to its other subsidiaries or affiliates.

Our Company is a holding company with no business operations of its own. Consequently, if our subsidiaries are unable to pay dividends or make other distributions to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, or make capital contributions to or otherwise fund its subsidiaries.

Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

•	State insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus.
•	Competitive pressures require our insurance subsidiaries to maintain financial strength ratings.
•
In certain situations, prior approval must be obtained from state regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the holding company.

Our access to capital markets, our financing arrangements, and our business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.

Financial strength and claims-paying ability ratings issued by firms such as Standard & Poor’s, Fitch, Moody’s, and A.M. Best have become an increasingly important factor in establishing the competitive position of insurance companies. Our ability to attract and retain policies is affected by our ratings with these agencies. Rating agencies assign ratings based upon their evaluations of an insurance company’s ability to meet its financial obligations.

Our financial strength ratings with A.M. Best, Standard & Poor’s, and Fitch are A+, A+, and A+, respectively; our respective debt ratings are aa-, BBB+, and BBB+; and our outlook is stable with all three agencies. Since these ratings are subject to continuous review, we cannot guarantee the continuation of our favorable ratings. If our ratings were lowered significantly by any one of these agencies relative to those of our competitors, our ability to market products to new customers and to renew the policies of current customers could be harmed. A lowering of our ratings could also limit our access to the capital markets or provide us with less than deserved pricing on new debt sought in the capital markets. These events, in turn, could have a material adverse effect on our net income and liquidity.

The majority owner of our stock may take actions conflicting with your interests.

The majority owner of our common stock can control the outcome of shareholder votes. In addition, four of our eleven directors, including our Chairman, are current or former officers and employees of the majority holder or its subsidiaries. Through its majority ownership of our stock, the majority holder has the ability to and may influence actions that may conflict with the interest of other shareholders and holders of debt securities. For example, the majority holder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to you, as holders of our stock. In addition, subsidiaries of the majority holder sell personal automobile insurance policies in competition with us.

On January 24, 2007, the majority owner, AIG, made a proposal to acquire the remaining shares of the Company common stock it does not own. The proposal is subject to several conditions, including the approval of the transaction by a Special Committee of the Company’s Board of Directors who are independent of AIG. The pendency of this proposal for an extended period of time, as well as the failure of the proposed transaction to ultimately be consummated, may have a negative impact on the Company’s ability to attract and retain qualified management and employees and consequently effectively carry out its business plans. Please see Note 19 of the Notes to the Consolidated Financial Statements for further information on this proposal.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on the Company’s stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require the Company to include in its Form 10-K a report by its management regarding the effectiveness of the Company’s internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management. Areas of the Company’s internal control over financial reporting may require improvement from time to time. If management is unable to assert that the Company’s internal control over financial reporting is effective now or in any future period, or if the Company’s auditors are unable to express an opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on its stock price.

General economic factors may adversely affect the Company’s business, financial condition and results of operations.

General economic conditions in one or more of the current markets we write business in may adversely affect our financial performance. An increase in interest rates, inflation, energy costs, unemployment levels, consumer debt levels, tax rates, and other economic factors may adversely affect consumer preferences and buying habits. These factors, along with an increase in medical and repair costs could also have an adverse effect on the Company’s results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes our significant properties as of December 31, 2006:

Purpose	Location	Approximate Square Footage	Owned or Leased
Headquarters	Woodland Hills, California	406,000	Leased
Claims offices	Other California	159,000	Leased
Claims offices	Arizona	13,000	Leased
Legal offices	Other California	21,100	Leased
Service Center	Lewisville, Texas	136,000	Owned

We lease office space for our headquarters facilities, which are located in Woodland Hills, California. The lease term expires in February 2015 and the lease may be renewed for two consecutive five-year periods. We also lease office space in 12 other locations. We anticipate no difficulty in extending these leases or obtaining comparable office facilities in suitable locations and consider our facilities to be adequate for our current needs.

The Company purchased a customer service, sales and claims center in Lewisville, Texas, in September 2005 after exercising its option under the terms of its lease agreement to purchase the land and building that house this service center.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and insurance policy issues, both on individual policy files and by class actions seeking to attack the Company’s business practices. A description of the legal proceedings to which the Company is a party is contained in Notes 12 and 19 of the Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Price Range of Common Stock

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “TW”. The following table sets forth the high, low, and close bid prices and dividends per share on the NYSE for our common stock for the indicated periods.

Quarter	High	Low	Close	Dividends per Share
2006
1	$17.02	$15.28	$15.80	$0.08
2	16.49	13.58	14.40	0.08
3	15.98	14.04	14.95	0.08
4	18.02	14.63	17.65	0.08
2005
1	$14.35	$13.00	$13.95	$0.04
2	15.07	12.90	14.84	0.04
3	16.30	14.40	15.95	0.04
4	17.92	14.83	16.18	0.04

(b)	Holders of Common Stock

The approximate number of holders of record of our common stock on February 3, 2007 was 500.

(c)	Dividends

On February 21, 2007, the  Company's Board of Directors declared a quarterly dividend of $0.16 per share. The frequency and amount of cash dividends paid per share for the last two years are summarized in the table above. The Company’s Board of Directors considers a variety of factors in determining the timing and amount of dividends. Accordingly, the Company’s past history of dividend payments does not assure that future dividends will be paid.

Our insurance subsidiaries are subject to state laws that restrict their ability to distribute dividends. Our primary insurance subsidiary has capacity to pay approximately $124.0 million in dividends to its parent in 2007 without prior approval of the California Department of Insurance. See Notes 13 and 15 of the Notes to Consolidated Financial Statements as well as Liquidity and Capital Resources located in Item 7 of this report for additional information.

(e)	Shareholder Return Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s Common Stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Property & Casualty Insurance Index for the period of five years commencing December 31, 2001, and ended December 31, 2006. The graph and table assume $100 was invested on December 31, 2001, in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Property & Casualty Insurance Index, and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each of the years in the five-year period ended December 31, 2006, should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in Item 8 of this report. All amounts set forth in the following tables are in thousands, except for per share data.

Years Ended December 31,	2006	2005	2004	2003	2002
Total revenues	$1,375,287	$1,419,128	$1,383,332	$1,246,464	$981,295
Net income (loss)	97,228	87,426	88,225	53,575	(12,256)
Basic earnings (loss) per share	1.13	1.02	1.03	0.63	(0.14)
Diluted earnings (loss) per share	1.12	1.02	1.03	0.63	(0.14)
Dividends declared per share	0.32	0.16	0.08	0.08	0.26
Total assets	1,951,697	1,920,229	1,864,314	1,738,132	1,470,037
Debt	115,895	127,972	138,290	149,686	60,000
Total liabilities	1,053,148	1,090,257	1,089,913	1,037,442	814,429
Stockholders’ equity	898,549	829,972	774,401	700,690	655,608
Book value per common share	10.39	9.66	9.06	8.20	7.67

Net income in 2006 includes the effect of stock-based compensation expense of $6.9 million, or $0.08 per share after tax that was not present in prior years (see further discussion in Note 14 of the Notes to Consolidated Financial Statements). The adoption of Statement 158 reduced stockholders’ equity by approximately $14.2 million as of December 31, 2006 (see Note 11 of the Notes to Consolidated Financial Statements).

The Company entered into a $60.0 million sale-leaseback transaction in 2002 and issued $100.0 million of Senior Notes in 2003 (see Note 9 of the Notes to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company, our operations and our present business environment. MD&A should be read in conjunction with the accompanying consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources
•	Contractual Obligations and Commitments
•	Transactions with Related Parties
•	Critical Accounting Estimates
•	Recent Accounting Pronouncements
•	Forward-Looking Statements

OVERVIEW

General

21st Century Insurance Group is an insurance holding company registered on the New York Stock Exchange. For convenience, the terms “Company”, “21st”, “we”, “us” or “our” are used to refer collectively to the parent company and its subsidiaries.

Founded in 1958, we are a direct-to-consumer provider of personal auto insurance. With $1.4 billion of revenue in 2006, we insure over 1.5 million vehicles in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Washington, Colorado, Minnesota, Missouri, and Wisconsin. We provide superior policy features and customer service at a competitive price. Customers can receive a quote, purchase a policy, service their policy, or report a claim at www.21st.com or over the phone with our licensed insurance professionals at 1-800-211-SAVE. Service is offered in English and Spanish, both over the phone and on the web, 24 hours a day, 365 days a year. Our insurance subsidiaries, 21st Century Insurance Company (our primary insurance subsidiary), 21st Century Casualty Company, and 21st Century Insurance Company of the Southwest (“21st of the Southwest”), are rated A+ by A.M. Best, Fitch Ratings and Standard & Poor’s. The Company’s A+ rating was affirmed by A.M. Best on June 13, 2006.

The common stock of the Company is traded on the New York Stock Exchange under the trading symbol “TW.” Through several of its subsidiaries, American International Group, Inc. (“AIG”) owned approximately 62% of the Company’s outstanding common stock as of December 31, 2006.

Our long-term financial goals include achieving a 96% or lower combined ratio, 15% annual growth in premiums written, 15% return on stockholders’ equity, and strong financial ratings. Please refer to Item 1. Business for additional information on the Company’s long-term financial goals and a discussion of insurance terminology used throughout this document.

National Expansion

The Company is implementing a multi-year strategy for national expansion to realize benefits from economies of scale, lower unit marketing costs due to the cost efficiency of buying advertising on a national basis, less dependency on any single market and the operating flexibility to focus resources on attractive markets and deemphasize less attractive markets. In execution of this strategy, 21st expanded its operations into the Midwest (2004); Texas (2005); Florida, Georgia and Pennsylvania (second quarter of 2006); New Jersey (October 2006); and Colorado, Minnesota, Missouri, and Wisconsin (fourth quarter 2006). During 2006, the Company has increased the percentage of the U.S. personal auto market in which it operates from 34 percent to 60 percent. Year over year growth in direct premiums written in non-California markets in 2006 was 77.3% versus 81.6% in 2005. Non-California direct premiums written comprised 11.3% of our total direct premiums written in 2006, versus 6.2% in 2005. Continued implementation of our growth strategy could be affected by a number of factors beyond our control, such as increased competition, judicial, regulatory, or legislative developments, general economic conditions or increased operating costs.

Highlights

The following table summarizes our consolidated results of operations:

AMOUNTS IN THOUSANDS	2006	2005	2004	% Change ’06 vs.‘05	% Change ’05 vs.‘04
Direct premiums written	$1,315,107	$1,346,370	$1,337,198	(2.3)%	0.7%
Net premiums written	1,309,687	1,341,418	1,332,384	(2.4)	0.7
Net premiums earned	1,307,585	1,352,937	1,313,670	(3.4)	3.0
Net losses and LAE	(920,846)	(998,933)	(993,841)	(7.8)	0.5
Underwriting expenses	(303,782)	(284,334)	(258,571)	6.8	10.0
Underwriting profit	$82,957	$69,670	$61,258	19.1	13.7

Financial highlights for the years ended December 31, 2006, 2005, and 2004:

•	Total direct premiums written decreased 2.3% to $1,315.1 million in 2006, from $1,346.4 million and $1,337.2 million in 2005 and 2004, respectively.

•	California direct premiums written decreased 7.6% to $1,166.0 million in 2006, compared to $1,262.3 million and $1,290.9 million in 2005 and 2004, respectively.

•	Non-California direct premiums written increased 77.3% to $149.1 million in 2006, compared to $84.1 million and $46.3 million in 2005 and 2004, respectively.

•
The 2006 consolidated combined ratio was 93.7%, versus 94.9% and 95.3% for 2005 and 2004, respectively. 2006 was positively impacted by 4.0 points of favorable prior accident year loss and LAE reserve development in 2006, while 2005 was favorably impacted by 1.9 points of prior accident year development. 2004 was not impacted by prior accident year development.

For 2006, 21st’s insurance subsidiaries achieved underwriting profitability, but total direct premiums written declined for the year. The California market, which represented 88.7% of our total direct premiums written during 2006, has seen stable to declining rates from competitors and a reduced level of shopping behavior by consumers, which reduced our opportunities for profitable growth in this state. However, 21st realized 77.3% of growth in non-California states during 2006 as a result of the Company’s national expansion efforts. Our non-California direct premiums written grew from 6.2% in 2005 to 11.3% of out total book of business in 2006.

The loss and LAE ratios of 70.5%, 73.8%, and 75.6% for 2006, 2005, and 2004, respectively, have decreased since 2002 primarily due to favorable loss development, improvements in our pricing and underwriting methods and the favorable impact of declining frequency trends and moderate claim severity trends.

The underwriting expense to net premiums earned ratio increased to 23.2% in 2006 from 21.1% and 19.7% for 2005 and 2004, respectively. These underwriting expense ratio increases are primarily the result of expenses associated with the Company’s national expansion efforts and the 2006 recognition of stock-based compensation, which were partially offset by deferred policy acquisition costs. The 2005 increase was primarily due to our investments in the geographic expansion strategy, costs associated with the conversion to our new technology platform, and facility and support costs. The increase in 2004 consists primarily of increased advertising costs, additional sales workforce costs, and facility and support costs to improve service and support the Texas service center.

Net income increased 11.2% to $97.2 million for the year ended December 31, 2006, or $1.13 per basic share, compared to $87.4 million, or $1.02 per basic share, and $88.2 million, or $1.03 per basic share for 2005 and 2004, respectively. The 2006 results include prior year favorable reserve development totaling $51.9 million, versus $25.1 million and $0.1 million in 2005 and 2004, respectively.

The recognition of stock-based compensation resulted from our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R requires the recognition of compensation expense in the Consolidated Statements of Operations based on the estimated fair value of the employee share-based options. See Critical Accounting Estimates - Stock-Based Compensation Cost for further discussion. Stock-based compensation classified as underwriting expense for 2006 was $6.1 million.

In July 2006, the California Department of Insurance (the “CDI”) obtained approval for changes to regulations (the “Auto Rating Factor Regulations”) relating to automobile insurance rating factors, particularly concerning territorial rating. Because the new Auto Rating Factor Regulations require every personal auto insurance company operating in California to make a class plan and rate filing in the third quarter of 2006, competitive rate levels have changed and consumer shopping behavior may increase in the future. As of this date, the Company has filed for an overall rate decrease in California of approximately 5% of premium. The CDI approved the Company’s class plan and rate filings. The new rates took effect January 3, 2007. Most of the Company’s main competitors have also had approved overall rate decreases of varying amounts, while some have not substantially changed overall rate levels while attempting to comply with the new regulations. It is not possible at this time to predict the ultimate impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. All rate changes and class plan filings must be approved by the CDI. See further discussion in Item 1A. Risk Factors.

Also in July 2006, the CDI proposed new amended rate approval regulations (the “Rate Approval Regulations”), affecting personal auto, homeowners and most lines of commercial property and casualty insurance written in California. The regulations become effective on April 3, 2007. If newly elected insurance commissioner does not modify, suspend or withdraw the regulations before they become effective, an industry lawsuit could be brought to challenge the regulations as contrary to current law. Also, the Company could consider bringing its own legal action, once the regulations are applied to it. See further discussion in Item 1A. Risk Factors.

Proposal for Offer

On January 24, 2007, the majority owner, AIG, made a proposal to acquire the remaining shares of the Company common stock it does not own. The proposal is subject to several conditions, including the approval of the transaction by a Special Committee of the Company’s Board of Directors who are independent of AIG. The proposal could have a negative impact on the Company’s ability to carry out its business plans. See further discussion in Item 1A. Risk Factors and Note 19 of the Notes to the Consolidated Financial Statements.

Streamlining of Operations

On February 26, 2007, the Company announced it expects to incur approximately $3.7 million in severance costs during the first quarter of 2007 in connection with a four percent reduction of its total work force.

Non-GAAP Measures

Information concerning premiums written, underwriting profit, combined ratios, and statutory surplus have been presented to enhance readers’ understanding of the Company’s operations. These are widely used financial measures in the insurance industry that happen not to have formal definitions currently under accounting principles generally accepted in the United States of America (“GAAP”).

Premiums written represent the premiums charged on policies issued during a fiscal period. We use premiums written as a measure of the underlying growth of our insurance business from period to period. The most directly comparable GAAP measure, premiums earned, represents the portion of premiums written that is recognized as income on a pro rata basis over the terms of the policies.

Underwriting profit (loss) consists of net premiums earned less losses from claims, loss adjustment expenses and underwriting expenses. 21st believes that underwriting profit (loss) provides investors with financial information that is not only meaningful, but critically important to understanding the results of property and casualty insurance operations. The results of operations of a property and casualty insurance company include three components: underwriting profit (loss), net investment income and realized capital gains (losses). Without disclosure of underwriting profit (loss), it is difficult to determine how successful an insurance company is in its core business activity of assessing and underwriting risk, as including investment income and realized capital gains (losses) in the results of operations without disclosing underwriting profit (loss) can mask underwriting losses.

Statutory surplus represents equity as of the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities. Stockholders’ equity is the most directly comparable GAAP measure to statutory surplus.

 The reconciliations of these financial measures to the most directly comparable GAAP measures are located in the following: premiums written and underwriting profit are located in the Results of Operations and statutory surplus is located in Liquidity and Capital Resources. These financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial measures.

See Results of Operations for more details as to our overall and personal auto lines results.

RESULTS OF OPERATIONS

Consolidated Results

The following table reconciles our personal auto lines underwriting profit to our consolidated results of operations:

AMOUNTS IN THOUSANDS Years Ended December 31,	2006	2005	2004	% Change ’06 vs.‘05	% Change ’05 vs.‘04
Personal auto lines underwriting profit	$83,708	$71,995	$63,972	16.3%	12.5%
Homeowner and earthquake lines in runoff, underwriting loss	(751)	(2,325)	(2,714)	(67.7)	(14.3)
Net investment income	68,493	69,096	58,831	(0.9)	17.4
Other income	638	367	―	73.8	N/M1
Net realized investment (losses) gains	(1,429)	(3,272)	10,831	(56.3)	(130.2)
Other expense	(1,860)	(410)	―	N/M1	N/M1
Interest and fees expense	(7,348)	(8,019)	(8,627)	(8.4)	(7.0)
Provision for income taxes	(44,223)	(40,006)	(34,068)	10.5	17.4
Net income	$97,228	$87,426	$88,225	11.2	(0.9)
Basic earnings per share	$1.13	$1.02	$1.03	10.7	(1.0)
Diluted earnings per share	$1.12	$1.02	$1.03	10.2	(1.0)

Underwriting results above include the effect of prior years’ reserve redundancy recorded in the current year. The following table summarizes losses and loss adjustment expenses (“LAE”) incurred, net of applicable reinsurance, for the periods indicated:

AMOUNTS IN THOUSANDS Years Ended December 31,	2006	2005	2004
Net losses and LAE:
Current accident year	$972,743	$1,024,073	$993,948
Prior accident years
Personal auto lines	(52,648)	(27,473)	(2,936)
Homeowner and earthquake lines in runoff	751	2,333	2,831
Total prior years’ redundancy recorded in current year	(51,897)	(25,140)	(105)
Total net losses and LAE incurred	$920,846	$998,933	$993,843
___________________

[1]	Ratio is not meaningful.

We perform quarterly reviews of the adequacy of carried unpaid losses and LAE. These estimates depend on many assumptions about the outcome of future events. Consequently, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and materially differ from our unpaid losses and LAE at December 31, 2006, 2005, or 2004. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations. See Critical Accounting Estimates - Losses and Loss Adjustment Expenses for additional discussion of our reserving policy.

Personal Auto Lines Underwriting Results

Personal automobile insurance is our primary line of business. Non-California vehicles accounted for 11.3%, 6.2%, and 3.5% of our direct premiums written in 2006, 2005 and 2004, respectively. This increase is due to our ongoing national expansion program, which includes marketing in non-California states. The Company currently plans to expand into additional states to further its national expansion strategy.

The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio for the past three years:

AMOUNTS IN THOUSANDS	Personal Auto Lines			% Change	% Change
Years Ended December 31,	2006	2005	2004	’06 vs.‘05	’05 vs.‘04
Direct premiums written	$1,315,107	$1,346,371	$1,337,190	(2.3)%	0.7%
Net premiums written	$1,309,687	$1,341,419	$1,332,375	(2.4)	0.7
Net premiums earned	$1,307,585	$1,352,928	$1,313,551	(3.4)	3.0
Net losses and LAE	(920,095)	(996,599)	(991,008)	(7.7)	0.6
Underwriting expenses	(303,782)	(284,334)	(258,571)	6.8	10.0
Underwriting profit	$83,708	$71,995	$63,972	16.3	12.5

Ratios:
Loss and LAE ratio	70.4%	73.7%	75.4%	(3.3)	(1.7)
Underwriting expense ratio	23.2	21.0	19.7	2.2	1.3
Combined ratio	93.6%	94.7%	95.1%	(1.1)	(0.4)

The following table reconciles our personal auto lines direct premiums written to net premiums earned:

AMOUNTS IN THOUSANDS	2006	2005	2004
Direct premiums written	$1,315,107	$1,346,371	$1,337,190
Ceded premiums written	(5,420)	(4,952)	(4,815)
Net premiums written	1,309,687	1,341,419	1,332,375
Net change in unearned premiums	(2,102)	11,509	(18,824)
Net premiums earned	$1,307,585	$1,352,928	$1,313,551

Direct premiums written decreased 2.3% in 2006, while increasing 0.7% in 2005 and 9.3% in 2004; less than our long-term goal of 15%. Market conditions in California were somewhat less favorable for growth in 2006 than in the preceding two years. Since 2004, we have met our profitability goals, posting our best combined ratios since 1999 and our direct premiums written grew 9.3% in 2004 despite an increasingly competitive California marketing climate. As discussed in the Highlights, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating in July 2006. It is not possible at this time to predict the impact of these changes, which could have either a favorable or adverse impact on the Company. Also in July 2006, the CDI proposed new amended rate approval regulations, subsequently amended in October of 2006 and approved in January of 2007 with an effective date of April 3, 2007. The regulations could have a materially adverse impact on the Company’s California results. See further discussion of both regulations in Item 1A. Risk Factors.

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

The declines in the loss and LAE ratios for the years ended December 31, 2006, 2005, and 2004, of 3.3 points, 1.7 points, and 3.1 points, respectively, are primarily due to the effect of favorable development related to prior accident years and lower accident frequency. The effects on the net loss and LAE ratios of changes in estimates relating to insured events of prior years were as follows: 4.0 points ($52.6 million) of favorable reserve development in 2006, 2.0 points ($27.5 million) of favorable reserve development in 2005, and 0.2 points ($2.9 million) of favorable reserve development in 2004. For additional discussion of these estimates, please see Item 1 of this report under the heading Unpaid Losses and Loss Adjustment Expenses. In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The underwriting expense ratios to net premiums earned increased for the years ended December 31, 2006, 2005 and 2004. The 2006 increase was primarily due to our investments in the Company’s national expansion efforts and the 2006 recognition of stock-based compensation, partially offset by an increase in deferred policy acquisition costs. The 2005 increase was primarily due to our investments in the geographic expansion strategy, costs associated with the conversion to our new technology platform, and facility and support costs. The increase in 2004 consists primarily of increased advertising costs, additional sales workforce costs, and facility and support costs to improve service and support the Texas service center.

Homeowner and Earthquake Lines in Runoff Results

We have not written any earthquake policies since 1994 and exited the voluntary homeowner insurance business in 2002. Underwriting results of the homeowner and earthquake lines, which are in runoff, include losses and LAE incurred of $0.8 million, $2.3 million, and $2.8 million in 2006, 2005, and 2004, of which the earthquake lines accounted for $0.1 million, $0.4 million, and $2.2 million, respectively.

Net Investment Income

We utilize a conservative investment philosophy. Substantially the entire fixed maturity securities portfolio is investment grade, having a weighted-average Standard & Poor’s credit quality of “AA”. No derivatives are held in our investment portfolio and there were no publicly traded equity securities at December 31, 2006. We previously held publicly traded equities, but sold them in the first quarter of 2006, lowering the risk and yield of the overall investment portfolio. The components of net investment income were as follows:

	Net Investment Income
AMOUNTS IN THOUSANDS	2006	2005	2004
Interest on fixed maturity securities	$67,449	$63,122	$57,729
Interest on cash and cash equivalents	1,272	1,188	585
Interest on other long-term investments	63	—	—
Dividends on equity securities	811	5,848	1,484
Total investment income	69,595	70,159	59,798
Investment expense	(1,102)	(1,063)	(967)
Net investment income	$68,493	$69,096	$58,831

The fixed maturity securities portfolio comprised 99%, 97%, and 97% of the total investment portfolio at December 31, 2006, 2005, and 2004, respectively. The average annual yields on fixed maturity securities were as follows:

	Average Annual Yields on Fixed Maturity Securities
Years Ended December 31,	2006	2005	2004
Pre-tax - fixed maturity securities	4.6%	4.6%	4.4%
After-tax - fixed maturity securities	3.3%	3.3%	3.2%

At December 31, 2006, $379.4 million, or 26.4%, of our total fixed maturity securities at fair value were invested in tax-exempt bonds, compared to 23.1% at December 31, 2005, with the remainder, representing 73.6% of the portfolio, invested in taxable securities, compared to 76.9% at December 31, 2005. At December 31, 2006, no investments were rated below investment grade.

The net realized (losses) gains on investments were as follows:

AMOUNTS IN THOUSANDS	Net Realized Gains (Losses) on Investments
Years Ended December 31,	2006	2005	2004
Gross realized gains	$1,953	$6,574	$14,145
Gross realized losses	(2,603)	(9,482)	(2,465)
Net realized (losses) gains	$(650)	$(2,908)	$11,680

Our policy is to evaluate, on a quarterly basis, all investments for “other-than-temporary” impairment when the fair value of a security falls below its cost or amortized cost, based on all relevant facts and circumstances. No such impairments were recorded in 2006, 2005, or 2004 (see discussion under Critical Accounting Estimates - Investments).

Other Income and Expense

Other income of $0.6 million and $0.4 million in 2006 and 2005, respectively, consists of interest income relating to claims with taxing authorities. Other expense of $1.8 million in 2006 consists of the following: a $0.9 million impairment charge for vacated space in our headquarters in Woodland Hills, California, and a $0.9 million write-off of software projects due to impairment. Other expense of $0.4 million in 2005 also relates to an impairment charge for vacated space in our headquarters. No other income or expense was reported in 2004.

FINANCIAL CONDITION

Investments and cash were $1.5 billion at December 31, 2006 and December 31, 2005. The Company sold its investments in equity securities during the first quarter of 2006, with the proceeds primarily reinvested in fixed maturity securities. The Company did not hold any publicly traded equity securities at December 31, 2006. However, we executed a $35 million funding commitment for a private equity investment program during the second quarter of 2006, as described in Note 3 of the Notes to Consolidated Financial Statements. The Company funded $14.4 million of the commitment in 2006.

At December 31, 2006, 26.2% of our total investments were in tax-exempt, fixed-income securities, compared to 22.3% at December 31, 2005. At December 31, 2006, investment-grade securities comprised substantially all of the fair value of our investment portfolio. As of December 31, 2006, no investments were rated below investment grade.

The Company also has unrated, community investments representing 1.4% of total investments. These investments have been made in an effort to provide housing and other services to economically disadvantaged communities. See Note 18 of the Notes to Consolidated Financial Statements for additional information.

Increased advertising, sales and customer service costs through December 31, 2006 contributed to a $3.7 million increase in deferred policy acquisitions costs (“DPAC”) to $63.6 million, compared to $59.9 million at December 31, 2005. The Company’s DPAC is estimated to be fully recoverable (see Critical Accounting Estimates - Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and LAE, gross and net of applicable reinsurance, with respect to our lines of business:

AMOUNTS IN THOUSANDS	2006		2005
Years Ended December 31,	Gross	Net	Gross	Net
Unpaid losses and LAE:
Personal auto lines	$480,731	$475,261	$521,528	$516,849
Homeowner and earthquake lines in runoff	1,538	808	2,307	1,369
Total	$482,269	$476,069	$523,835	$518,218

The following analysis provides a reconciliation of the activity in the reserve for unpaid losses and LAE:

Years Ended December 31,	2006	2005	2004
At beginning of year:
Reserve for losses and LAE, gross of reinsurance	$523,835	$495,542	$438,323
Reinsurance recoverable	(5,617)	(4,645)	(8,964)
Reserve for losses and LAE, net of reinsurance	518,218	490,897	429,359
Losses and LAE incurred, net of reinsurance:
Current year	972,743	1,024,073	993,946
Prior years	(51,897)	(25,140)	(105)
Total	920,846	998,933	993,841
Losses and LAE paid, net of reinsurance:
Current year	662,036	684,474	642,664
Prior years	300,959	287,138	289,639
Total	962,995	971,612	932,303
At end of year:
Reserve for losses and LAE, net of reinsurance	476,069	518,218	490,897
Reinsurance recoverable	6,200	5,617	4,645
Reserve for losses and LAE, gross of reinsurance	$482,269	$523,835	$495,542

At December 31, 2006, gross unpaid losses and LAE decreased $41.6 million, primarily due to a reserve decrease of $40.8 million in the personal auto lines as a result of $52.6 million of favorable loss development related to prior accident years recorded during the year ended December 31, 2006 and a decline in the number of insured vehicles. The gross unpaid losses and LAE in the homeowner and earthquake lines decreased $0.8 million as the result of continued runoff activity (see Critical Accounting Estimates - Losses and Loss Adjustment Expenses for a description of the Company’s reserving process).

Debt of $115.9 million at December 31, 2006, compared to $128.0 million at December 31, 2005, consists of $16.0 million of capital lease obligations and $99.9 million Senior Notes, net of discount (see Note 9 of the Notes to Consolidated Financial Statements). The decrease in debt of $12.1 million during the year ended December 31, 2006 is primarily attributable to principal payments on the capital leases.

Stockholders’ equity and book value per share increased to $898.5 million and $10.39, respectively, at December 31, 2006, compared to $830.0 million and $9.66 at December 31, 2005. The increase for the year ended December 31, 2006, was primarily due to net income of $97.2 million, stock-based compensation cost of $10.4 million, and $5.7 million of proceeds from exercised stock options. This was partially offset by dividends to stockholders of $27.6 million, a decrease of $14.2 million due to the adoption of Statement of Financial Accounting Standards No. 158, as disclosed in Recent Accounting Pronouncements, and an increase in net unrealized losses on available-for-sale investments of $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

Our holding company’s main sources of liquidity historically have been dividends received from our insurance subsidiaries, borrowing from our primary insurance subsidiary, and proceeds from issuance of debt or equity securities. Apart from the exercise of stock options and restricted stock grants to employees, the effects of which have not been significant, we have not issued any equity securities since 1998 when AIG exercised its warrants to purchase 16 million shares of common stock for cash of $145.6 million. Our insurance subsidiaries did not pay any dividends to our holding company from 2001 to 2004 due to the previous uncertainty surrounding the taxability of dividends received by holding companies from their insurance subsidiaries in California, which was resolved in 2004. Our primary insurance subsidiary, 21st Century Insurance Company, declared and paid a $110.0 million dividend in December 2006.

On November 30, 2005, the CDI permitted an amendment to a term loan line that increased the available amount from $40 million to $150 million that our insurance subsidiary, 21st Century Insurance Company, can loan to our holding company. The term loan line had a zero balance at December 31, 2006. See further information in the Notes to Condensed Financial Information of Registrant.

Effective December 31, 2003, the California Department of Insurance approved an intercompany lease whereby 21st Century Insurance Company leases certain computer software from our holding company. The monthly lease payment, currently $0.8 million, started in January 2004 and has been subject to upward adjustments based on the cost incurred by the holding company to enhance the software.

Our holding company’s significant cash obligations over the next several years consist of the following:

•	Ongoing costs to enhance our computer software;
•	Implementing the Company’s geographic growth strategy;
•	The repayment of the $100 million principal on the Senior Notes due in 2013;
•	Related interest on the Senior Notes above; and
•	Any dividends to stockholders that our directors may declare.

We expect to be able to meet those obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $42.1 million at December 31, 2006, dividends received from our insurance subsidiaries, payments received from the intercompany lease, and borrowing from our primary insurance subsidiary), or additional funds obtainable from the capital markets. The effective California state income tax rate applicable to dividends received from our insurance subsidiaries is approximately 1.8%, or 1.2% net of federal benefit. Our primary insurance subsidiary could pay up to approximately $124.0 million in 2007 as dividends to the holding company without prior written approval from insurance regulatory authorities.

Insurance Subsidiaries

We have achieved underwriting profits in our core auto insurance operations since 2001 and have thereby enhanced our liquidity. Our cash flows from operations and short-term cash position generally are more than sufficient to meet obligations for claim payments, which by the nature of the personal automobile insurance business tend to have an average duration of less than a year. Our underwriting results are impacted by rate changes. Although in the past years we have been successful in gaining California regulatory approval for rate changes, there can be no assurance that insurance regulators will grant future rate changes that may be necessary to offset possible future increases in claims cost trends.

As discussed in the Highlights, in July 2006, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating. It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company. Also in July 2006, the CDI proposed new amended rate approval regulations, subsequently amended in October of 2006, could have a materially adverse impact on the Company’s California results. The regulations become effective April 3, 2007. If the newly elected insurance commissioner does not modify, suspend or withdraw the regulations before they become effective, an industry lawsuit could be brought to challenge the regulations as contrary to current law. Also, the Company could consider bringing its own legal action, once the regulations are applied to it. See further discussion of both regulations in Item 1A. Risk Factors.

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

The NAIC employs a risk-based capital formula for property and casualty insurance companies that establishes recommended minimum capital requirements. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has calculated a combined Company Action Level risk-based capital requirement of $172.9 million for its insurance subsidiaries as of December 31, 2006. Each of the insurance companies’ statutory surplus exceeded their respective level of minimum required capital.

As of December 31, 2006, our insurance subsidiaries had a combined statutory surplus of $771.0 million compared to $704.7 million at December 31, 2005. The increase in statutory surplus was primarily due to statutory net income of $124.5 million and a decrease in nonadmitted assets of $64.2 million, partially offset by dividends to the Parent of $110.0 million and a $15.6 million decrease in the deferred income tax asset.

The following table reconciles stockholders’ equity to statutory surplus.

December 31,	2006	2005
Stockholders’ equity - GAAP	$898,549	$829,972
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(20,373)	(24,185)
Deferred gain under capital lease transactions	(79)	(914)
Capital lease obligation	15,985	28,074
Nonadmitted portion of net deferred tax assets	(17,419)	(34,936)
Difference in net deferred tax assets reported under Statutory Accounting Principles	24,200	38,544
Intercompany receivables	(11,488)	(57,683)
Fixed assets	(22,955)	(22,492)
Equity in non-insurance entities	(47,006)	26,798
Net unrealized losses on investments	17,881	10,788
Deferred policy acquisition costs	(63,581)	(59,939)
Pension related liabilities (assets)	15,648	(14,126)
Other prepaid expenses	(14,195)	(11,049)
Other, net	(4,158)	(4,181)
Statutory surplus	$771,009	$704,671

The net premiums written to statutory surplus ratio, which shows a company’s premium growth capacity and is required to be below 3.0 by the insurance regulators, was 1.7 at December 31, 2006, compared to 1.9 at December 31, 2005.

Cash Flows

Our net increase (decrease) in cash and cash equivalents were as follows:

AMOUNTS IN THOUSANDS Years Ended December 31,	2006	2005	2004	‘06 vs.‘05 Increase/(Decrease)	‘05 vs.‘04 Increase/(Decrease)
Net cash and cash equivalents provided by operating activities	$116,270	$160,261	$203,356	$(43,991)	$(43,095)
Net cash and cash equivalents used in investing activities	(97,395)	(104,612)	(214,290)	$7,217	$109,678
Net cash and cash equivalents used in financing activities	(35,544)	(21,678)	(19,379)	$(13,866)	$(2,299)
Net (decrease) increase in cash and cash equivalents	$(16,669)	$33,971	$(30,313)	$(50,640)	$64,284

Operating Activities

Net cash and cash equivalents provided by operating activities decreased primarily due to a decline in direct premiums collected resulting from the decline in premiums written and an increase in taxes paid as a result of the utilization of the carryforward of net operating losses during 2006. This was partially offset by decreases in loss and LAE payments. Also, while underwriting expenses and policy acquisition costs increased over the prior year, cash outflows for those expenses decreased slightly due to the increase in unpaid other liabilities of $14.0 million which deferred payment of expenditures incurred in connection with our national expansion efforts.

Investing Activities

Our cash and cash equivalents used in investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities. Our investment objective is to maintain a low level of risk and to preserve principal by investing in high quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements.

Net cash and cash equivalents used in investing activities increased due to a $1.4 million decrease in net acquisitions (purchases, net of maturities, calls and sales) of investments primarily as a result of the redeployment of cash equivalents and a $5.8 million decrease in purchases of property and equipment.

Financing Activities

Net cash and cash equivalents used in financing activities decreased due to the doubling of the quarterly dividend since the prior year from $0.04 per share to $0.08 per share, resulting in a $13.9 million increase in dividends paid, and a $1.2 million increase in debt payments, partially offset by a $1.0 million increase in cash receipts provided by stock option exercises.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commitments at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding Senior Notes.

		Payments Due by Period
AMOUNTS IN MILLIONS	Total	2007	2008 through 2009	2010 through 2011	Remaining years after 2011
Senior notes	$141.3	$5.9	$11.8	$11.8	$111.8
Capital lease obligations	16.7	14.9	1.3	0.5	—
Debt	158.0	20.8	13.1	12.3	111.8
Operating leases [2]	154.2	26.1	41.3	35.8	51.0
Other long-term commitments	2.2	0.7	0.8	0.5	0.2
Future pension benefit payments [3]	72.1	3.3	8.0	11.1	49.7
Expected loss and LAE payments, net of reinsurance	476.0	322.2	140.0	11.6	2.2
Total[4]	$862.5	$373.1	$203.2	$71.3	$214.9

The table above excludes periodic contributions to pension plans, which are discussed below, and commitments for investment purchases discussed in Transactions with Related Parties. The capital lease obligations above resulted from a sale-leaseback transaction and an auto capital lease transaction (see further discussion of these items in Notes 9 and 12 of the Notes to Consolidated Financial Statements). We have no material purchase obligations or other on or off balance sheet long-term liabilities or obligations at December 31, 2006 (see discussion about variable interest entities in Note 18 of the Notes to Consolidated Financial Statements).

Our primary insurance subsidiary is responsible for making payments on both the capital lease obligations and most of the operating lease obligations.

We sponsor defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Total contributions to the plans were $0.9 million, $10.0 million and $2.7 million in 2006, 2005, and 2004, respectively. For the past several years we have followed the practice of contributing sufficient amounts to the qualified defined benefit pension plan to meet or exceed statutory funding requirements, without exceeding the maximum amount that would be deductible for corporate income tax purposes, and while maintaining plan assets at a level at least equal to the actuarial present value of accumulated plan benefits. The amount and timing of future contributions to our qualified defined benefit pension plan depends on a number of unpredictable factors including statutory funding requirements, the market performance of the plan’s assets, cash requirements for benefit payments to retirees, and future changes in interest rates that affect the actuarial measurement of the plan’s obligations.

Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2007.

It is management’s belief that the total net loss and LAE reserve amount of $476.0 million at December 31, 2006 is adequate to cover unpaid losses and LAE as of December 31, 2006. The amount and timing of the reserve payments may be subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. The variability of the ultimate settlement amount is likely to increase as the time between the occurrence and settlement of the claim is increased.

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

Our Board of Directors has made a commitment to invest a portion of policyholder surplus in economically disadvantaged communities. In connection with this commitment, the Company has guaranteed 11.1%, or $42.2 million, of a warehouse financing agreement. The Company has also committed $20.1 million for other community investment purposes. These commitments, which do not significantly impact the Company’s liquidity or capital, are further discussed in Note 18 of the Notes to Consolidated Financial Statements.
__________________

[2]	Includes amounts due under long-term software license agreements of approximately $23.8 million.
[3]	Includes benefit payments through 2015.
[4]	Purchase commitments of $0.2 million were excluded from the summary, as they are not material.

TRANSACTIONS WITH RELATED PARTIES

Several subsidiaries of AIG together own approximately 62% of our outstanding common stock and four of the eleven members of our Board of Directors, including our Chairman, are current or former officers and employees of AIG or its subsidiaries. Since 1995, the Company has entered into transactions with AIG subsidiaries, including reinsurance agreements, corporate insurance coverage, and investment management and investment accounting.

Reinsurance Agreements

The Company has a catastrophe reinsurance agreement for the comprehensive portion of its auto physical damage lines that is provided by three participating entities, two of which are AIG subsidiaries. Together they reinsure any covered event up to $45.0 million in excess of $20.0 million. This coverage was renewed effective January 1, 2006 and 2007 (see Note 10 of the Notes to Consolidated Financial Statements).

Total premiums ceded to AIG subsidiaries were $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. Total reinsurance recoverables, net of payables, from AIG subsidiaries were $0.4 million and $0.6 million at December 31, 2006 and 2005, respectively.

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

Total expense attributable to AIG corporate insurance coverages was $3.7 million, $2.9 million, and $3.5 million for the years ended December 31,2006, 2005, and 2004, respectively.

Investment management and investment accounting

In October 2003, as a result of a competitive bidding process, we entered into an agreement with AIG Global Investment Corp. (“AIGGIC”) to provide investment management and investment accounting services. The fees are determined as a percentage of the average invested asset balance and are classified with net investment income. This agreement was approved by the CDI. Investment management and accounting expense was $1.1 million, $0.9 million, and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In June 2006, the Company executed a $35 million funding commitment for a private equity investment program, which is managed by AIGGIC. In the event that we do not respond to a capital call during the investment term, the General Partner of the fund (“GP”) may apply the following default provisions: withhold 50% of distributions due to us at the time of the default and 50% of future distributions due to the Company; hold the Company liable for fund expenses above and beyond investments made by us (with the right of offset); terminate our Limited Partner status and not allow it any further investments; or charge interest on the defaulted capital commitment amount and fees at LIBOR + 4% (with the right of offset). However, the GP may choose not to designate the Company a “defaulting limited partner” and waive the default provisions. The investment term ends after the underlying investments are liquidated, but in no event is longer than 10 years. Multiple investments are expected to be purchased and liquidated over the investment term. The Company funded $14.4 million of the commitment in 2006.

Software and data processing

Through December 31, 2004, the Company utilized certain third party software and data processing monitoring tools under an agreement negotiated by AIG. Since January 1, 2005, the Company has negotiated its own contracts, and no longer incurs any software or data processing costs with AIG subsidiaries. Charges by AIG for software and data processing were $0.3 million in 2004. There was no expense in either 2005 or 2006.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and
•	Change in the estimate or different estimates that could have been selected could have a material impact on the Company’s consolidated results of operations or financial condition.

The following is a summary of the more critical accounting estimates. In each area, we have discussed the assumptions most important in the estimation process. We have used the best information available to estimate the related items involved. Actual performance that differs from our estimates and future changes in the key assumptions could change future valuations and materially impact our financial condition and results of operations.

Management has discussed the development and selection of our critical accounting estimate with the Audit Committee of our Board of Directors.

Losses and Loss Adjustment Expenses

The estimated liabilities for losses and LAE include estimates of the ultimate resolution for known claims reported on or prior to the balance sheet dates, estimates of losses for claims incurred but not reported, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the variability of the ultimate settlement amount is likely to increase as the time between the occurrence and settlement of the claim increased.

The methods used to determine such estimates and to establish the resulting reserves are continually monitored, reviewed, and updated. Any resulting adjustments are reflected in current operating income on a dollar-for-dollar basis. For example, an upward revision of $1 million in the estimated recorded liability for unpaid losses and LAE would decrease underwriting profit, and pre-tax income, by the same $1 million amount. Conversely, a downward revision of $1 million would increase pre-tax income by the same $1 million amount.

It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE at December 31, 2006. While we perform quarterly reviews of the adequacy of established unpaid losses and LAE reserves, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE recorded at December 31, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

Because these are unknown future events, there is uncertainty in the Company’s estimates of ultimate losses and LAE. This uncertainty comes from various factors, both positive and negative, that may include changes in claims reporting and settlement patterns, changes in regulatory and legal environment, and inflation rates. The Company does not make a specific provision for these uncertainties; however, they are considered in establishing the reserves by analyzing historical patterns and trends.

The process of estimating unpaid losses and LAE begins with the review of the actual claims experience, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss and LAE ratio. Based on this review, our actuaries prepare several point estimates of unpaid losses and LAE for each of the coverages, and they use their experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage.

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

The point estimate methods include the use of several commonly accepted actuarial methods utilizing paid and incurred loss histories, claim frequency and severity, and expected loss ratios.

The incurred loss development method analyzes historical case incurred loss (paid loss plus case reserves) development to estimate ultimate losses. The Company applies loss development factors against case incurred losses by accident period to calculate ultimate losses. The paid loss development method is similar to the incurred loss development method except only paid losses are used.

The claim count development method analyzes historical claim count development to estimate ultimate claim counts. The Company applies these development factors against claim counts by accident period to calculate ultimate claim counts. Severity is the amount of loss per claim. The average severity method analyzes historical severity development to calculate an ultimate average cost per claim. From this, the ultimate severity can be estimated. The claim count development method coupled with the average severity method also provides useful information regarding frequency and inflationary trends that the Company believes is useful in setting reserves.

In states with little operating history the Company’s experience is supplemented with industry statistics.

The Company uses similar methods for LAE. The Company estimates the loss IBNR reserves as the difference between its projection of ultimate losses and the sum of the payments and case reserves for losses.

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

Judgment is required in analyzing the appropriateness of the various methods and factors to avoid overreacting to data anomalies that may distort such prior trends. For example, changes in limits distributions or development in the most recent accident months would require more judgment. We do not believe disclosure of specific indicated point estimates as calculated by the various methods would be meaningful. Any one actuarial point estimate is based on a particular series of judgments and assumptions of the actuary. Another actuary may make different assumptions, and therefore reach a different point estimate.

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

Volatility of Reserve Estimates and Sensitivity Analysis

The Company uses numerous assumptions in determining its best estimates of reserves for losses and LAE for each coverage of the personal auto business. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss and LAE reserves. Set forth below is a sensitivity analysis that estimates the effect on the loss and LAE reserve position of using alternative loss cost trend or loss development factor assumptions rather than those actually used in determining the best estimates in the year-end loss and LAE reserve analyses for 2006. The analysis addresses the personal auto business in California for which a material deviation to the Company’s overall reserve position is believed reasonably possible, and uses what the Company believes is a reasonably likely range of potential deviation. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss cost trend or loss development assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular coverage.

After evaluating the historical loss cost trends from prior years since 1994, in Management’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2006 loss and LAE reserve analysis will range from negative 13% to positive six percent, or approximately 12% lower and seven percent higher than the assumptions utilized in the year-end 2006 reserve analysis. These changes in the assumed loss cost trend would cause approximately an $84 million decrease or a $47 million increase in the loss and LAE reserves. It should be emphasized that these deviations are not considered the highest possible deviations that might be expected, but rather what is considered by the Company to reflect a reasonably likely range of potential deviation.

The assumed loss development factors are also a key assumption. After evaluating the historical loss development factors from prior accident years since 1999, in Management’s judgment, it is reasonably likely that actual loss development factors will range from approximately 1.6 percent lower than those actually utilized in the year-end 2006 loss and LAE reserve analysis to approximately 0.8 percent higher than those actually utilized. If the loss development factor assumptions were reduced by 1.6 percent and increased by 0.8 percent, the loss and LAE reserves would decrease by approximately $86 million under the lower assumptions or increase by approximately $42 million under the higher assumptions. Generally, historical loss development factors are used to project future loss development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims. Thus, there is the potential for variations greater than the amounts cited above, either negatively or positively.

The primary responsibility of an insurance company is paying claims of its policyholders in a fair and timely manner. Having adequate loss reserves, with special consideration for the upside potential of claims not yet paid is central to this responsibility. The company experienced significant losses from the 1995 Northridge earthquake and the subsequent reopening of claims resulting from SB 1899. The costs related to both the original event and SB 1899 illustrate the uncertainty that can result from estimating loss reserves. The number and severity of claims far exceeded initial estimates of losses. The two Northridge events point to the importance of the adequacy of loss reserves and the inherent estimating uncertainties of the loss reserving process.

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

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. In general, a security is considered a candidate for other-than-temporary impairment based upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer),
•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization, and
•	The probability of non-realization of a full recovery on our investment, irrespective of the occurrence of one of the foregoing events.

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

The determination of whether a decline in fair value is “other-than-temporary” is necessarily a matter of subjective judgment. The Company’s intent is to hold all of its fixed securities with unrealized losses for a period of time sufficient to allow a market recovery or to maturity as long as these securities continue to be consistent with our investment strategy. If our strategy were to change and these securities were impaired, we would recognize a write down in accordance with our stated policy. Additionally, it is possible that future information will become available about our current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. No such charges were recorded in 2006, 2005 or 2004. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity at the end of the periods presented because any unrealized losses would have been already included in accumulated other comprehensive loss.

Substantially the entire fixed maturity securities portfolio is investment grade. The following is a summary of the Standard & Poor’s credit rating for the fixed maturity securities portfolio (the weighted average is “AA”):

	2006		2005
AMOUNTS IN THOUSANDS	# issues	Fair Value	# issues	Fair Value
AAA	322	$728,033	286	$604,812
AA	106	165,216	116	169,708
A	109	423,429	118	486,338
BBB	42	113,162	44	88,918
BB	—	—	3	2,495
Unrated	4	5,176	2	2,436
Total fixed maturity securities	583	$1,435,016	569	$1,354,707

The following is a summary by issuer of non-investment grade securities and unrated securities held:

AMOUNTS IN THOUSANDS
December 31,	2006	2005
Non-investment grade investments (fair value):
Ford Motor Credit Company [5]	$—	$2,495
AmerUs Group Co. [6]	—	864
Total non-investment grade investments	—	3,359
Unrated fixed maturity securities (fair value):
Impact Community Capital, LLC [7]	1,999	2,023
Impact Healthcare, LLC [7]	510	413
Impact Childcare, LLC [7]	810	—
Impact Commercial Opportunities, LLC [7]	1,857	—
Total unrated fixed maturity securities	5,176	2,436
Unrated other long-term investments (equity method):
Impact Workforce, LLC [7]	320	—
AIG PEP [8]	14,385	—
Total unrated other long-term investments	14,705	—
Total non-investment grade and unrated investments	$19,881	$5,795

Percentage of total investments, at fair value	1.4%	0.4%
Percentage of total unrealized losses	0.0%	0.0%
___________________

[5]	The Ford Motor Credit Company security matured in the first quarter of 2006 and the Company received all amounts due, thereby incurring no loss.
[6]	The AmerUs Group Co. was a preferred stock holding that had an unrealized gain as of December 31, 2005.
[7]
Impact Community Capital is a limited partnership that was voluntarily established by a group of California insurers to make loans and other investments that provide housing and other services to economically disadvantaged  communities. See further discussion in Note 18 of the Notes to the Consolidated Financial Statements.

[8]	AIG PEP is a private equity investment program managed by AIGGIC. See further discussion in Note 3 of the Notes to the Consolidated Financial Statements.

The following table summarizes realized gains and losses for the past three years. Additional information has been provided with respect to how long investments that were sold at a loss in each year were in an unrealized loss position.

AMOUNTS IN THOUSANDS
Years Ended December 31,	2006	2005	2004
Realized losses on sales of investments:
Held for less than one year	$(911)	$(8,371)	$(1,062)
Held one year or more
In an unrealized loss position at December 31, 2005	(1,654)	―	―
In an unrealized loss position at December 31, 2004	(13)	(13)	―
In an unrealized loss position at December 31, 2003	(25)	―	(1,251)
In an unrealized loss position at December 31, 2002	—	(646)	(19)
In an unrealized gain position at December 31, 2005	―	―	―
In an unrealized gain position at December 31, 2004	―	(114)	―
In an unrealized gain position at December 31, 2003	―	(323)	(133)
In an unrealized gain position at December 31, 2002	―	(15)	―
Total realized losses on sales of investments held one year or more [9]	(1,692)	(1,111)	(1,403)
Total realized losses on sales of investments	(2,603)	(9,482)	(2,465)
Total realized gains on sales of investments	1,953	6,574	14,145
Realized loss on disposal of property and equipment	(779)	(364)	(849)
Total realized investment (losses) gains	$(1,429)	$(3,272)	$10,831

The following table summarizes the fair values of investments sold at a loss or at a gain on the date of sale:

AMOUNTS IN THOUSANDS	Fair Value of Investments Sold
Years Ended December 31,	2006	2005	2004
Fair value of investments sold at a loss on date of sale	$81,981	$173,403	$142,222
Fair value of investments sold at a gain on date of sale	99,041	176,301	585,252

The following table summarizes investments held by us, having an unrealized loss of $0.1 million or more, and aggregate information relating to all other investments in unrealized loss positions:

	2006			2005
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES December 31,	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	2	$12,075	$216	16	$141,034	$3,074
6-12 months	1	9,625	375	16	129,044	4,072
More than 1 year	88	698,674	25,919	56	433,368	16,896
Less than $0.1 million	142	304,838	4,764	113	204,724	4,347
Total fixed maturity securities with unrealized losses	233	1,025,212	31,274	201	908,170	28,389
Equity securities:
Exceeding $0.1 million	―	―	―	2	578	305
Less than $0.1 million	―	―	―	245	35,672	1,873
Total equity securities with unrealized losses	―	―	―	247	36,250	2,178
Total investments with unrealized losses[10]	233	$1,025,212	$31,274	448	$944,420	$30,567

___________________
[9]	Amount represents 0.1%, less than 0.1%, and 0.1% of total fair value of investments in 2006, 2005, and 2004, respectively.
[10]	Unrealized losses represent less than 3.0% and 3.2% of the total carrying value of investments in 2006 and 2005, respectively.

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	2006			2005
AMOUNTS IN THOUSANDS December 31,	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$3,040	$2,983	$57	$5,562	$5,512	$50
Due after one year through five years	602,148	584,279	17,869	205,363	200,075	5,288
Due after five years through ten years	96,077	93,043	3,034	415,417	401,533	13,884
Due after ten years	355,222	344,907	10,314	310,216	301,050	9,167
Total fixed maturity securities with unrealized losses	$1,056,487	$1,025,212	$31,274	$936,558	$908,170	$28,389

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. For example, we have a DTA because the tax bases of our loss and LAE reserves are smaller than their book bases. Similarly, we have a DTL because the book basis of our capitalized software exceeds its tax basis. Carryforwards include such items as alternative minimum tax credits, which may be carried forward indefinitely, and net operating losses (“NOLs”), which may be carried forward 20 years for losses incurred after 1998. A summary of the significant DTAs and DTLs relating to the Company’s temporary differences and carryforwards is included in Note 5 of the Notes to Consolidated Financial Statements.

At December 31, 2006, our DTAs total $117.9 million and our DTLs total $69.5 million, for a net DTA of $48.4 million. At December 31, 2005, our DTAs were $121.5 million and our DTLs were $65.3 million, for a net DTA of $56.2 million. The net DTAs are classified as an asset, “Deferred income taxes”, in the consolidated balance sheets.

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

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of approximately $9.3 million, representing an unrealized tax benefit of $3.3 million at December 31, 2006, compared to $33.6 million, $75.8 million and $105.3 million at the end of the three preceding years, respectively. As a result of taxable income since 2002, our NOL has been fully utilized through December 31, 2006 except for the amount relating to 21st Century Insurance Company of the Southwest that is subject to the IRS separate return limitation year provisions. The remaining NOL expires as follows: $1.4 million in 2017; $1.1 million in 2018; $1.5 million in 2019; $3.2 million in 2020; and $2.1 million in 2021.

Our ability to fully utilize the NOL of 21st of the Southwest and our other DTAs depends primarily on future taxable income from operations and tax planning strategies. Because of the Company’s profitable operating history and the availability of tax planning strategies, management believes it is reasonable to conclude that it is at least more likely than not that we will be able to realize the benefits of all of our DTAs. Accordingly, no valuation allowance has been recognized at December 31, 2006. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Implementation of tax planning strategies to effect realization of our remaining NOL may require regulatory approvals, which although reasonably expected cannot be assured by management. Future operating losses could possibly jeopardize our ability to realize our other DTAs. Future unfavorable regulatory actions or operating losses would lead management to reach a different conclusion about the likelihood of realizing the DTAs and, if so, to recognize a valuation allowance at that time for some or all of the DTAs.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DPAC”) include premium taxes, advertising after it takes place, and other variable costs incurred with writing business. While our customers typically renew their policies numerous times and on average stay with us for over five years, these costs are deferred and amortized over the six-month policy period in which the related premiums are earned.

Management assesses the recoverability of DPAC on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs are fully recoverable at December 31, 2006.

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Property and Equipment

At December 31, 2006, net property and equipment included $131.0 million in software, net of related accumulated depreciation. This amount represented 84.5% of total net property and equipment, with the remaining balance consisting of furniture and equipment, leasehold and building improvements, building, and land.

Management evaluates the recoverability of long-lived assets upon indication of possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows, and the determination of estimated fair value are all significant judgments. During 2006, the Company reassessed an asset group comprised of capitalized software dedicated to the administration of certain policies and concluded that such assets were impaired. An impairment of $0.9 million, classified as other expense, was recorded during the fourth quarter of 2006.

Pension Cost

The Company has a qualified defined benefit pension plan, which covers essentially all employees who have completed at least one year of service. The pension benefits under the qualified plan are based on employees’ compensation during all years of service. The Company’s funding policy for the qualified plan is to make annual contributions as required by applicable regulations; employees may not make contributions to this plan. For certain key employees designated by the Board of Directors, the Company sponsors a non-qualified supplemental executive retirement plan. The supplemental plan benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the qualified pension plan and 50% of the social security benefit. Because the internal revenue code does not allow current deductions for advance funding of a non-qualified plan, the Company’s funding policy with respect to this plan is to make contributions as benefits become payable to participants.

In September 2006, Financial Accounting Standards Board (“FASB”) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 158"), which the Company was required to adopt effective December 31, 2006. FAS 158 requires the Company to (1) recognize the funded status of the defined benefit plans in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligations. Adoption of FAS 158 had the effect of reducing stockholders’ equity by $14.2 million at December 31, 2006, as explained further in Note 11 of the Notes to the Consolidated Financial Statements. Adoption of FAS 158 had no effect on the Company's compliance with its financial covenants.

The Company makes a number of assumptions relating to its pension plans to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets (“ROA”) and the rate of future compensation increase. The effects of changes in these assumptions affect both the Company’s earnings and its financial position. The earnings effects generally are accounted for initially as deferred actuarial gains or losses, which in turn prospectively affect the determination of the amortization component of net periodic pension cost. Changes in the discount rate and future compensation assumptions also affect the actuarial measurement of the plans’ projected benefit obligations, which in turn impacts the plans’ funded status and results in an increase or decrease in shareholders’ equity absent any offsetting changes in the fair value of plan assets. The effects of such changes in assumptions could be material to the Company’s earnings and financial condition.

The effects of such changes in assumptions are complex but can be summarized as shown in the following table:

	Increase in Discount Rate	Increase in Future Compensation Rate	Increase in Assumed Return on Assets
Effect on projected benefit obligation and funded status	Decrease	Increase	None
Effect on service cost	Decrease in pension cost	Increase in pension cost	None
Effect on interest cost	Increase in pension cost	Increase in pension cost	None
Effect on expected return on assets	None	None	Decrease in pension cost
Effect on amortization cost	Decrease in pension cost	Increase in pension cost	Decrease in pension cost

The discussion below illustrates the sensitivity of the pre-tax pension measurements to hypothetical changes in assumptions, but is not intended to represent a prediction of the future performance of our defined benefit plans.

Discount Rate

Because by definition it is intended to be market sensitive, the discount rate assumption typically varies from year to year and is determined by developing a hypothetical portfolio of high quality bonds with cash flows matched to our projected benefit costs. The weighted-average discount rate assumption for determining net periodic pension cost is 5.9% for 2007, compared with 5.7% in 2006, 6.0% in 2005 and 6.1% in 2004. An increase or decrease of 0.25% in the discount rate assumption for 2008 would increase or decrease the Company’s pension expense for 2008 by approximately $0.7 million.

Return on Assets

The expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. The Company utilizes consulting pension actuaries to perform stochastic modeling services to assist the Company in determining the assumed expected long-term rate of return on assets, based on an assumption that 75% of the plan asset portfolio will be invested in equity securities, with the remainder invested in debt securities. Historical returns are not adjusted for purposes of performing the stochastic modeling. The long-term ROA assumption for the Company’s pension plans in 2007 is 8.5%, unchanged from 2006, 2005 and 2004. By way of comparison, the actual returns on plan assets were 13.6% in 2006, 7.3% in 2005 and 12.0% in 2004, representing a three-year weighted average of 11.0%. Net periodic benefit cost was $9.2 million, $8.9 million, and $9.0 million in 2006, 2005, and 2004, respectively, and included expected return on plan assets of $8.4 million, $7.3 million, and $6.4 million in 2006, 2005 and 2004, respectively. The difference between the actual and expected return on plan assets caused actuarial gains (losses) of approximately $5.4 million, ($1.0) million, and $2.8 million in 2006, 2005 and 2004, respectively. An increase or decrease of 0.25% in the expected ROA assumption would increase or decrease the Company’s pension expense in 2008 by approximately $0.3 million. For every 2.5% that the actual pension plan asset return exceeds or is less than the long-term ROA assumption for 2007, the Company’s pension expense for 2008 would change by approximately $0.5 million.

Future Compensation

To develop the assumed rate of future compensation, the Company considers the historical compensation of the plan participants and future wage expectations taking into consideration inflation indicators such as the consumer price index. An increase or decrease of 1.0% in the expected rate of future compensation assumption would increase or decrease the Company’s pension expense in 2008 by approximately $0.9 million.

See Note 11 of the Notes to Consolidated Financial Statements for further discussion.

Stock-based Compensation Cost

For periods prior to January 1, 2006, the Company accounted for share-based payment transactions with employees in accordance with Statement of Financial Accounting Standard No. (“FAS”) 123, Accounting for Stock-Based Compensation (“FAS 123”). Under the provisions of FAS 123, we had elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We did not recognize in income any compensation expense for the fair value of stock options awarded to employees as all employee stock options were granted at the closing market price on the grant date. However, stock-based employee compensation cost relating to restricted stock was recognized in the statements of operations for periods prior to January 1, 2006. Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R. Unlike FAS 123, which was elective, FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. We use the Black-Scholes option-pricing model to calculate the fair value of the employee stock options.

The Company adopted FAS 123R using the modified-prospective application method, and accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation under FAS 123R. The modified-prospective application method provides for the recognition of the fair value with respect to stock-based awards granted on or after January 1, 2006 and all previously granted, but unvested awards at January 1, 2006.

The adoption of FAS 123R in 2006 resulted in additional stock-based compensation cost of $9.6 million for the year ended December 31, 2006, which previously would have been only presented in a pro forma footnote disclosure. FAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to recognizing these forfeitures and corresponding reduction in expense as they occur. No cumulative adjustment was necessary for prior year forfeitures as these were estimated in the Company’s prior year pro forma financial statements. In addition, FAS 123R requires us to reflect the cash savings resulting from excess tax benefits (i.e., the benefit of the tax deduction for a share-based payment that exceeds the recognized compensation cost for that award) in its consolidated financial statements as a financing cash flow, rather than as an operating cash flow as in prior periods. The remaining unrecognized compensation cost related to unvested awards at December 31, 2006, was $8.7 million and the weighted-average period over which this cost will be recognized is 1.8 years.

For grants made on or after January 1, 2006, the Company applied the non-substantive vesting period approach, which requires recognition of compensation expense from the grant date to the earlier of the vesting date or the date retirement eligibility is achieved for awards with retirement eligibility options. The use of the non-substantive vesting approach does not affect the overall amount of compensation expense recognized, but does accelerate the recognition of expense. This resulted in $0.7 million in accelerated vesting of awards incurred during the first quarter of 2006. In the first quarter of 2006, we recognized $1.4 million in stock-based compensation expense in connection with the accelerated vesting of awards as part of an executive retention agreement. For the remaining portion of awards that were unvested and granted prior to January 1, 2006, we will continue to follow the nominal vesting period approach, and accordingly recognize the expense from the grant date to the earlier of the actual date of retirement or the vesting date.

Calculating the fair value of stock option awards using the Black-Scholes option-pricing model requires the input of subjective assumptions, including the stock price volatility. Volatility is a measure of stock price fluctuation in a given period. The objective of estimating volatility is to ascertain the assumption about expected volatility that marketplace participants would likely use in determining a price for an option. The Company is excluded from relying exclusively on the historical volatility of its publicly traded common stock as the Company’s stock has been impacted by significant “one-time” events. As such, the Company develops its volatility for each stock option grant by combining the volatility of its competitors in the Property & Casualty insurance industry.

In addition to the volatility calculation, other assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the computed fair value and resulting stock-based compensation expense could be materially different in the future. Furthermore, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The 2006 grants had a weighed fair value of $4.99 that was derived using the Black-Scholes model. The table below illustrates the sensitivity of the weighed fair value to hypothetical changes in assumptions, but is not intended to represent a prediction of the future fair values.

	Actual weighted- average assumption	Weighted-average assumption adjusted upward to:	Weighted-average fair value after upward adjustment	Weighted average assumption adjusted downward to:	Weighted average fair value after downward adjustment
Weighted volatility assumption	29.40%	31.40%	$5.24	27.40%	$4.75
Weighted dividend rate assumption	1.94	2.94	4.39	0.94	5.66

See additional discussion in Notes 2 and 14 of the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS 158, which requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the defined benefit plans in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. At December 31, 2006, the Company adopted FAS 158, which had the effect of reducing stockholders’ equity by approximately $14.2 million. The adoption of FAS 158 did not have any effect on the Company’s compliance with its financial covenants. See Note 11 of the Notes to Consolidated Financial Statements for further discussion.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. We expect the adoption of FIN 48 will result in the recognition of a reduction of retained earnings of approximately $2.5 million effective January 1, 2007.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that constitute “forward-looking” information. Readers are cautioned that these forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Forward-looking statements include, but are not limited to, discussions concerning our potential expectations, beliefs, estimates, forecasts, projections, and assumptions.

We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are made on the basis of management’s views and assumptions at the time the statements are made. There can be no assurance, however, that our expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A. Risk Factors of this Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, we are exposed to other risks, including the credit risk related to the issuers of the financial instruments in which we invest, the underlying insurance risk related to our core business and the exposure of the personal automobile lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. Financial instruments are not used for trading purposes. The Company also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company’s largest insurance subsidiary in 2002 and 2003. The following disclosure reflects estimated changes in value that may result from selected hypothetical changes in market rates and prices. Actual results may differ.

Fixed maturity financial instruments

Our cash flows from operations and short-term cash position generally have been more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business, tend to have an average duration of less than one year. As a result, it has been unnecessary for us to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies.

For all of our fixed maturity securities, which comprises the majority of the Company’s investment portfolio, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity securities portfolio is subject to interest rate risk where the value of the fixed maturity securities portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity securities portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items.

Since fixed maturity securities with longer remaining terms to maturity tend to realize higher yields, the Company’s investment philosophy typically resulted in a portfolio with an effective duration of over 6 years. Due to the changing interest rate environment in 2004, management, in consultation with the Investment Committee, targeted a lower duration for the Company’s fixed maturity security portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the total fixed maturity portfolio declined from approximately 4.7 years at December 31, 2005 to 4.0 years at December 31, 2006.

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

AMOUNTS IN MILLIONS	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
December 31, 2006
Fixed maturity securities available-for-sale, at fair value	$1,435.0	$1,379.3	(3.9%)
Debt, at amortized cost	115.9	121.9	5.3

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

The difference between long-term Treasury yields and short-term Treasury yields are usually referred as the “slope” of the yield curve. If the spread between the long end of the curve, where maturities are high, and the short end of the curve, where maturities are low, narrows, the yield curve is said to be “flattening”. Conversely, if the spread between the long end of the curve and the short end of the curve widens, the yield curve is said to be “steepening”. If the yields on the long end of the curve fall below those of the short end of the curve, the yield curve is said to be “inverted.”

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

The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

		Duration Ranges
December 31, 2006	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Fair value percentage of fixed maturity securities portfolio	1.7%	22.0%	61.8%	13.3%	1.2%	0.0%

Equity investments

In an effort to enhance yield and provide some non-correlated diversification to our fixed income portfolio, the Company has invested in equity securities. In the first quarter of 2006, the Company sold its publicly traded equity security portfolio and subsequently invested in a private equity portfolio.

The Company committed $35 million to an AIGGIC-managed fund of private equity investments and funded $14.4 million of the $35 million commitment in 2006. The value of these private equity investments are calculated on a quarterly basis, as AIGGIC consolidates the performance of each fund partner and each particular investment. The primary risk in this portfolio is event-driven risk. This is managed via diversification across fund managers and styles, as well as by AIGGIC’s long history of experience in the asset class. The Company also has a small portion, $0.3 million, of its community-related investment portfolio invested in a single private equity transaction.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STOCKHOLDERS AND BOARD OF DIRECTORS
21ST CENTURY INSURANCE GROUP

We have completed integrated audits of 21st Century Insurance Group’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of 21st Century Insurance Group and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2006, the Company changed its accounting for stock-based compensation costs as of January 1, 2006 and employee benefit plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2007

21ST CENTURY INSURANCE GROUP
CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
December 31,	2006	2005
Assets
Investments available-for-sale
Fixed maturity securities, at fair value (amortized cost: $1,453,468 and $1,365,948)	$1,435,016	$1,354,707
Equity securities, at fair value (cost: $0 and $49,210)	—	47,367
Other long-term investments, equity method	14,705	—
Total investments	1,449,721	1,402,074
Cash and cash equivalents	51,999	68,668
Accrued investment income	17,215	16,585
Premiums receivable	110,115	100,900
Reinsurance receivables and recoverables	6,338	6,539
Prepaid reinsurance premiums	2,095	1,946
Deferred income taxes	48,437	56,209
Deferred policy acquisition costs	63,581	59,939
Leased property under capital leases, net of deferred gain of $1,092 and $1,534 and net of accumulated amortization of $42,149 and $36,995	19,281	22,651
Property and equipment, at cost less accumulated depreciation of $104,279 and $89,595	154,966	145,811
Other assets	27,949	38,907
Total assets	$1,951,697	$1,920,229

Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$482,269	$523,835
Unearned premiums	321,927	319,676
Debt	115,895	127,972
Claims checks payable	42,931	42,681
Reinsurance payable	680	643
Other liabilities	89,446	75,450
Total liabilities	1,053,148	1,090,257

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued 86,489,082 and 85,939,889	86	86
Additional paid-in capital	441,969	425,454
Treasury stock, at cost; shares 17,328 and 5,929	(259)	(84)
Retained earnings	484,539	414,898
Accumulated other comprehensive loss	(27,786)	(10,382)
Total stockholders’ equity	898,549	829,972
Total liabilities and stockholders’ equity	$1,951,697	$1,920,229

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,	2006	2005	2004
Revenues
Net premiums earned	$1,307,585	$1,352,937	$1,313,670
Net investment income	68,493	69,096	58,831
Other income	638	367	—
Net realized investment (losses) gains	(1,429)	(3,272)	10,831
Total revenues	1,375,287	1,419,128	1,383,332
Losses and expenses
Net losses and loss adjustment expenses	920,846	998,933	993,841
Policy acquisition costs	256,125	252,541	222,479
Other underwriting expenses	47,657	31,793	36,092
Other expense	1,860	410	—
Interest and fees expense	7,348	8,019	8,627
Total losses and expenses	1,233,836	1,291,696	1,261,039
Income before provision for income taxes	141,451	127,432	122,293
Provision for income taxes	44,223	40,006	34,068
Net income	$97,228	$87,426	$88,225

Earnings per share:
Basic	$1.13	$1.02	$1.03
Diluted	1.12	1.02	1.03
Weighted-average shares outstanding:
Basic	86,071,808	85,661,547	85,466,127
Additional common shares assumed issued under treasury stock method	441,033	356,447	136,440
Diluted	86,512,841	86,017,994	85,602,567

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock
		$0.001 par value	Additional				Accumulated Other
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Issued Shares	Amount	Paid- in Capital	Treasury Stock	Retained Earnings		Comprehensive Income (Loss)		Total
Balance - January 1, 2004	85,435,505	$85	$419,245	$—	$259,808		$21,552		$700,690
Comprehensive income (loss)					88,225	(1)	(8,857)	(2)	79,368
Cash dividends declared on common stock ($0.08 per share)					(6,837)				(6,837)
Exercise of stock options	49,056		576						576
Issuance of restricted stock	4,500								—
Amortization of unearned compensation			659						659
Tax effect of stock-based compensation			(55)						(55)
Balance - December 31, 2004	85,489,061	$85	420,425	$—	$341,196		$12,695		$774,401
Comprehensive income (loss)					87,426	(1)	(23,077)	(2)	64,349
Cash dividends declared on common stock ($0.16 per share)					(13,724)				(13,724)
Exercise of stock options	360,883	1	4,648						4,649
Issuance of restricted stock	89,945								—
Forfeiture of 5,929 shares of restricted stock			84	(84)					—
Amortization of unearned compensation			319						319
Tax effect of stock-based compensation			(22)						(22)
Balance - December 31, 2005	85,939,889	$86	$425,454	$(84)	$414,898		$(10,382)		$829,972
Comprehensive income (loss)					97,228	(1)	(3,216)	(2)	94,012
Incremental effect of adopting FAS 158, net of deferred taxes of $7,640							(14,188)		(14,188)
Cash dividends declared on common stock ($0.32 per share)					(27,587)				(27,587)
Exercise of stock options	432,643		5,675						5,675
Issuance of restricted stock	116,550								—
Forfeiture of 11,399 shares of restricted stock			175	(175)					—
Stock-based compensation cost			10,416						10,416
Excess tax benefit from stock-based compensation			249						249
Balance - December 31, 2006	86,489,082	$86	$441,969	$(259)	$484,539		$(27,786)		$898,549

(1) Net income for the year.

(2) Other comprehensive loss for the year. See Note 13 of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Years Ended December 31,	2006	2005	2004
Operating activities
Net income	$97,228	$87,426	$88,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,395	33,760	22,260
Net amortization of investment premiums and discounts	10,318	9,370	7,011
Stock-based compensation cost	10,416	319	659
Provision for deferred income taxes	17,237	12,351	25,246
Provision for premium receivable losses	2,183	3,372	3,558
Lease and software impairments	1,860	410	—
Net realized investment losses (gains)	1,429	3,272	(10,831)
Changes in assets and liabilities
Premiums receivable	(11,398)	1,542	(4,734)
Deferred policy acquisition costs	(3,642)	(1,180)	(5,680)
Reinsurance receivables and recoverables	89	471	3,779
Federal income taxes	(5,808)	(410)	3,801
Other assets	(1,623)	(3,584)	(3,034)
Unpaid losses and loss adjustment expenses	(41,566)	28,293	57,219
Unearned premiums	2,251	(11,360)	18,782
Claims checks payable	250	3,944	(6,965)
Other liabilities	9,651	(7,735)	4,060
Net cash provided by operating activities	116,270	160,261	203,356
Investing activities
Purchases of:
Fixed maturity securities available-for-sale	(231,805)	(136,122)	(813,993)
Equity securities available-for-sale	(35,627)	(317,340)	(123,017)
Other long-term investments, equity method	(14,385)	—	—
Property and equipment	(33,242)	(39,083)	(40,445)
Maturities and calls of fixed maturity securities available-for-sale	38,729	38,229	52,579
Sales of:
Fixed maturity securities available-for-sale	94,099	40,124	629,019
Equity securities available-for-sale	84,836	309,580	81,567
Net cash used in investing activities	(97,395)	(104,612)	(214,290)
Financing activities
Repayment of debt	(13,786)	(12,603)	(11,409)
Dividends paid (per share: $0.32; $0.16; and $0.10)	(27,587)	(13,724)	(8,546)
Proceeds from the exercise of stock options	5,675	4,649	576
Excess tax benefit from stock-based compensation	154	—	—
Net cash used in financing activities	(35,544)	(21,678)	(19,379)

Net (decrease) increase in cash and cash equivalents	(16,669)	33,971	(30,313)

Cash and cash equivalents, beginning of year	68,668	34,697	65,010
Cash and cash equivalents, end of year	$51,999	$68,668	$34,697

Supplemental information:
Income taxes paid	$35,772	$26,481	$3,912
Interest paid	7,164	7,878	8,612

See accompanying Notes to Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

NOTE 1. DESCRIPTION OF BUSINESS

21st Century Insurance Group is an insurance holding company founded in 1958 and, effective December 4, 2003, was incorporated under the laws of the State of Delaware. Previously, the Company was incorporated in California. The term “Company,” unless the context requires otherwise, refers to 21st Century Insurance Group and its consolidated subsidiaries, all of which are wholly-owned: 21st Century Insurance Company (our primary insurance company), 21st Century Casualty Company, 21st Century Insurance Company of the Southwest, 20th Century Insurance Services, Inc., and i21 Insurance Services. The latter two companies are not property and casualty insurance subsidiaries, and their results are immaterial.

The common stock of the Company is traded on the New York Stock Exchange under the trading symbol “TW.” Through several of its subsidiaries, American International Group, Inc. (“AIG”) owned approximately 62% of the Company’s outstanding common stock at December 31, 2006.

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

Investments available-for-sale

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

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. In general, a security is considered a candidate for other-than-temporary impairment based upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);
•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; and
•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The determination of whether a decline in fair value is “other-than-temporary” is necessarily a matter of subjective judgment. The Company’s intent is to hold all of its fixed maturity securities with unrealized losses for a period of time sufficient to allow a market recovery or to maturity as long as these securities continue to be consistent with our investment strategy. If our strategy were to change and these securities were impaired, we would recognize a write down in accordance with our stated policy. Additionally, it is possible that future information will become available about our current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. No such charges were recorded in 2006, 2005 or 2004. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity for the periods presented because any unrealized losses would have been already included in accumulated other comprehensive income (loss).

Other long-term investments, equity method

The Company started investing in limited partnerships and limited liability corporations during the third quarter of 2006, as further discussed in Note 3 of the Notes to Consolidated Financial Statements. Since our share of a partnership’s or corporation’s capital is greater than 3%, but less than 50%, we account for these investments using the equity method, and the carrying values of our investments, which approximates fair value, are adjusted to reflect our share of the underlying equity of the partnerships or corporations, as applicable. The change in our share of the underlying equity of the partnerships or corporations is recorded in net investment income.

Cash and Cash Equivalents

Cash and cash equivalents include cash, demand deposits and short-term investments in money market mutual funds having a maturity of three months or less at the date of purchase.

Insurance Premiums and Receivables

Insurance premiums written and reinsurance ceding commissions are recognized pro rata over the period of the policies. Accordingly, unearned premiums represent the portion of premium written that is applicable to the unexpired term of the policy. Installment and other fees for services are recognized in the periods the services are rendered. Premiums receivable represent premiums written and not yet collected, net of an allowance for uncollectible premiums. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DPAC”) primarily include premium taxes, advertising after it takes place, and other variable costs incurred with acquiring and renewing policies. These costs are deferred and amortized over the six-month policy period in which the related premiums are earned.

Management assesses the recoverability of deferred policy acquisition costs on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes these costs are fully recoverable at December 31, 2006.

The loss and loss adjustment expense ratio used in the recoverability estimate is based primarily on the expected ultimate ratio provided by our actuaries. While management believes that is a reasonable assumption, actual results could differ materially from such estimates.

Leased Property under Capital Lease

Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the shorter of the estimated useful lives of the properties, which range from 3 to 10 years, or the term of the lease. The related lease obligation is included in debt on the balance sheet.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. We capitalize certain consulting costs, payroll and payroll-related costs of employees who develop computer software for internal use.

The following table summarizes the estimated useful lives used for calculating depreciation of the Company’s assets:

Estimated Useful Lives (Years)
Building	39.5
Furniture and equipment	3 - 7
Automobiles	5
Leasehold improvements	Lesser of remaining lease term or 7
Software currently in service	3 - 15

Management assesses the Company’s property and equipment, including software development projects in progress, for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The assessment of impairment involves a two-step process, whereby an initial assessment for potential impairment is performed by comparing the carrying value plus the cost to complete, if any, to estimated future undiscounted cash flows from operations at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If future undiscounted cash flows are insufficient, an impairment write down is recorded for the difference between the carrying value and estimated fair value of the asset group. During 2006, the Company reassessed an asset group comprised of capitalized software dedicated to the administration of certain policies and concluded that such assets were impaired. An impairment of $0.9 million, classified as other expense, was recorded during the fourth quarter of 2006.

Intangible Asset

The Company paid $1.5 million in 2004 to acquire the marketing name “21st Century Insurance and Financial Services,” which is used as a marketing name for 20th Century Insurance Services. The payment was capitalized as an intangible asset and is included in “Other Assets” on the accompanying balance sheets. The marketing name has an indefinite useful life and will not be amortized until its useful life is determined to no longer be indefinite.

On an annual basis, we test this intangible asset based on the estimated fair value of the operating cash flows associated with the long-lived asset. However, we will test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of the intangible asset. Our measurement of fair value is based on a discounted cash flow methodology that converts expected cash flows of our broker segment to present value. If the fair value is greater than the carrying value of the intangible asset, then the intangible asset is not considered impaired. The impairment test as of December 31, 2006, indicated that the asset was not impaired.

Unpaid Losses and Loss Adjustment Expenses

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Reserves for Contingent Liabilities

In the normal course of business, the Company is named as a defendant in lawsuits related to its insurance operations and business practices that expose it to potential losses. We recognize an estimated loss, which may represent damages, settlement costs, legal expenses or a combination of the foregoing, as appropriate, from such loss contingencies when it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results, the stage of the proceedings, consultation with outside counsel and any other relevant available information.

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

Other Income

Other income of $0.6 million and $0.4 million in 2006 and 2005, respectively, consists of interest income relating to refund claims with taxing authorities.

Other Expenses

The Company vacated excess space at its Woodland Hills, California headquarters in both 2006 and 2005. Losses recognized on these vacated spaces were $0.9 million and $0.4 million in 2006 and 2005, respectively, as future rental costs are higher than potential market rentals. 2006 also includes an impairment of $0.9 million that was recognized for certain capitalized software. No other expense was reported in 2004.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the differences are expected to be recovered or settled. The Company reviews its deferred tax assets for recoverability on a quarterly basis. State income taxes attributable to dividends from insurance subsidiaries are accrued in the period in which they are declared. Commencing in 2006, concurrent with the adoption of Statement of Financial Accounting Standards No. (“FAS”) 123 (revised 2004), Shared-Based Payment (“FAS 123R”), the Company follows the tax-law-ordering approach with respect to recognition of excess tax benefits relating to stock compensation. The Company had no excess tax benefits available in additional paid-in capital to offset possible future tax deficiencies relating to exercising of stock options on December 31, 2006 or at the date of adoption of FAS 123R.

Fair Value of Financial Instruments

The carrying value of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, accrued investment income and trade accounts receivable and payable at December 31, 2006 and 2005, approximate fair value because of the short maturity of these instruments. Investments available-for-sale are carried at fair value in the accompanying balance sheets. The carrying value of the other long-term investments approximates its fair value. The fair value of investments in limited partnerships and corporations is obtained from information provided by the general partner or manager of the investments, the accounts of which generally are audited on an annual basis. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to us for debt with the same remaining maturities. The carrying values of our debt were $115.9 million and $128.0 million and the estimated fair values were $121.9 million and $135.0 million at December 31, 2006 and 2005, respectively.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

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

Common stock equivalents excluded from calculation of diluted EPS because their inclusion would have been anti-dilutive (i.e., their inclusion under the treasury stock method would have increased EPS) were 5,406,095, 5,660,376, and 6,156,772 at December 31, 2006, 2005, and 2004, respectively.

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the defined benefit plans in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations at the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. At December 31, 2006, the Company adopted FAS 158. The adoption of FAS 158 did not have any effect on the Company’s compliance with its financial covenants. See Note 11 of the Notes to Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. We expect the adoption of FIN 48 will result in the recognition of a reduction in retained earnings of approximately $2.5 million effective January 1, 2007.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FAS 123, Accounting for Stock-Based Compensation. Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. All employee stock options were granted at the closing market price on the grant date. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods; however, stock-based compensation measured in accordance with the fair-value based method was included as a pro forma disclosure in the consolidated financial statement footnotes.

Effective January 1, 2006, the Company adopted FAS 123R, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Determining the fair value of share-based awards at the grant date requires judgment in estimating the volatility and dividends over the expected term that the stock options will be outstanding prior to exercise. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from our estimates, stock-based compensation expense could be materially impacted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

Several subsidiaries of AIG together own approximately 62% of our outstanding common stock and four of the eleven members of our Board of Directors, including our Chairman, are current or former officers and employees of AIG or its subsidiaries. Since 1995, the Company has entered into transactions with AIG subsidiaries, including reinsurance agreements, corporate insurance coverage, and investment management and investment accounting.

Reinsurance Agreements

Two AIG subsidiaries are 80% participants in a catastrophe reinsurance agreement for auto physical damage losses incurred by the Company under the comprehensive coverage portion of its auto policies. The AIG subsidiaries are all rated A+ or higher. Total premiums ceded to AIG subsidiaries were $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. Total reinsurance recoverables, net of payables, from AIG subsidiaries were $0.4 million and $0.6 million at December 31, 2006 and 2005, respectively.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

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

Total insurance expense attributable to AIG corporate insurance coverages was $3.7 million, $2.9 million, and $3.5 million for 2006, 2005, and 2004, respectively.

Investment Management and Investment Accounting

In October 2003, as a result of a competitive bidding process, we entered into an agreement with AIG Global Investment Corp. (“AIGGIC”) to provide investment management and investment accounting services. The fees are determined as a percentage of the average invested asset balance and are classified with net investment income. This agreement was approved by the California Department of Insurance (“CDI”). Investment management and accounting expense was $1.1 million, $0.9 million, and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In June 2006, the Company executed a $35 million funding commitment for a private equity investment program, which is managed by AIGGIC. In the event that the Company does not respond to a capital call during the investment term, the General Partner of the fund (“GP”) may apply the following default provisions: withhold 50% of distributions due to the Company at the time of the default and 50% of future distributions due to the Company; hold the Company liable for fund expenses above and beyond investments made by the Company (with the right of offset); terminate the Company’s Limited Partner status and not allow it any further investments; or charge interest on the defaulted capital commitment amount and fees at LIBOR + 4% (with the right of offset). However, the GP may choose not to designate the Company a “defaulting limited partner” and waive the default provisions. The investment term ends after the underlying investments are liquidated, but in no event is longer than 10 years. Multiple investments are expected to be purchased and liquidated over the investment term. The Company funded $14.4 million of the commitment during 2006.

Software and data processing

Through December 31, 2004, the Company utilized certain third party software and data processing monitoring tools under an agreement negotiated by AIG. Since January 1, 2005, the Company has negotiated its own contracts, and no longer incurs any software or data processing costs with AIG subsidiaries. Charges by AIG for software and data processing were $0.3 million in 2004. There was no expense in 2006 or 2005.

NOTE 4. INVESTMENTS

A summary of net investment income follows:

Years Ended December 31,	2006	2005	2004
Interest on fixed maturity securities	$67,449	$63,122	$57,729
Interest on cash and cash equivalents	1,272	1,188	585
Interest on other long-term investments	63	—	—
Dividends on equity securities	811	5,849	1,484
Total investment income	69,595	70,159	59,798
Investment expense	(1,102)	(1,063)	(967)
Net investment income	$68,493	$69,096	$58,831

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

A summary of net realized investment gains (losses) follows:

Years Ended December 31,	2006	2005	2004
Realized gains on sales of fixed maturity securities	$755	$272	$11,419
Realized gains on sales of equity securities	1,198	6,302	2,726
Total realized gains on sales of investments	1,953	6,574	14,145
Realized losses on sales of fixed maturity securities	(49)	(1,183)	(1,708)
Realized losses on sales of equity securities	(2,554)	(8,299)	(757)
Total realized losses on sales of investments	(2,603)	(9,482)	(2,465)
Realized losses on disposal of property and equipment	(779)	(364)	(849)
Total net realized investment (losses) gains	$(1,429)	$(3,272)	$10,831

A summary of changes in net unrealized investment gains and losses less applicable income taxes for fixed maturity securities and equity securities is as follows:

Years Ended December 31,	2006	2005	2004
Fixed maturity securities:
Net decrease in unrealized losses	$(7,212)	$(32,779)	$(14,612)
Income tax benefit	2,524	11,473	5,114
Total decrease in net unrealized investment losses after taxes	$(4,688)	$(21,306)	$(9,498)
Equity securities:
Net increase (decrease) in unrealized gains (losses)	$1,843	$(2,477)	$635
Income tax (expense) benefit	(645)	867	(222)
Total increase (decrease) in net unrealized investment losses and gains after taxes	$1,198	$(1,610)	$413

A summary of investments available-for-sale follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Treasury securities and obligations of U.S.Government corporations and agencies	$50,113	$132	$(886)	$49,359
Mortgage-backed securities	321,431	32	(8,516)	312,947
Obligations of states and political subdivisions	395,144	11,763	(457)	406,450
Corporate securities	686,780	895	(21,415)	666,260
Total investments available-for-sale	$1,453,468	$12,822	$(31,274)	$1,435,016

December 31, 2005
U.S. Treasury securities and obligations of U.S.Government corporations and agencies	$51,763	$297	$(878)	$51,182
Mortgage-backed securities	323,838	78	(9,135)	314,781
Obligations of states and political subdivisions	327,173	14,912	(194)	341,891
Corporate securities	663,174	1,861	(18,182)	646,853
Total fixed maturity securities	1,365,948	17,148	(28,389)	1,354,707
Equity securities	49,210	335	(2,178)	47,367
Total investments available-for-sale	$1,415,158	$17,483	$(30,567)	$1,402,074

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The Company has no non-interest bearing fixed maturity securities, investments accounted for on a non-accrual basis or any individual securities in excess of 10% of stockholders’ equity. Fixed maturity securities available-for-sale, at December 31, 2006, are summarized by contractual maturity year as follows:

	Amortized Cost	Fair Value
Fixed maturity securities, excluding mortgage-backed securities, due:
2007	$6,547	$6,506
2008-2011	648,748	631,671
2012-2016	322,175	326,748
2017 and thereafter	154,567	157,144
Mortgage-backed securities	321,431	312,947
Total fixed maturity securities	$1,453,468	$1,435,016

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

	Less than 12 Months			12 Months or More			Total
December 31, 2006	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	6	$1,332	$2	17	$38,622	$884	23	$39,954	$886
Mortgage-backed securities	21	71,944	902	32	237,274	7,614	53	309,218	8,516
Obligations of states and political subdivisions	11	53,260	246	4	9,107	211	15	62,367	457
Corporate securities	28	83,999	1,921	114	529,674	19,494	142	613,673	21,415
Total investments in an unrealized loss position	66	$210,535	$3,071	167	$814,677	$28,203	233	$1,025,212	$31,274

	Less than 12 Months			12 Months or More			Total
December 31, 2005	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses	# issues	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	11	$19,692	$314	7	$18,212	$564	18	$37,904	$878
Mortgage-backed securities	21	128,236	2,867	24	169,733	6,268	45	297,969	9,135
Obligations of states and political subdivisions	5	15,527	135	1	1,008	59	6	16,535	194
Corporate securities	70	254,958	6,197	62	300,804	11,985	132	555,762	18,182
Total fixed maturity securities	107	418,413	9,513	94	489,757	18,876	201	908,170	28,389
Equity securities	247	36,250	2,178	—	—	—	247	36,250	2,178
Total investments in an unrealized loss position	354	$454,663	$11,691	94	$489,757	$18,876	448	$944,420	$30,567

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

A summary follows of the unrealized gains and losses on investments available-for-sale, net of tax, that are included in accumulated other comprehensive loss on the consolidated balance sheets:

December 31,	2006	2005
Fixed maturity securities available-for sale:
Unrealized gains	$12,822	$16,904
Unrealized losses	(31,274)	(28,144)
Tax effect	6,458	3,934
Net unrealized losses on fixed maturity securities available-for-sale	$(11,994)	$(7,306)
Equity securities available-for-sale:
Unrealized gains	$—	$315
Unrealized losses	—	(2,157)
Tax effect	—	644
Net unrealized losses on equity securities available-for-sale	$—	$(1,198)
Total net unrealized losses on investments available-for-sale	$(11,994)	$(8,504)

None of the Company’s 233 investment positions with unrealized losses at December 31, 2006 were judged to have any fundamental issues that would lead the Company to believe that they were other-than-temporarily impaired. Of the 233 fixed maturity securities in an unrealized loss position, the Company had 167 investments that were in an unrealized loss position for 12 months or more. The related unrealized losses primarily arose as a result of rising interest rates. The unrealized loss for all investments in an unrealized loss position, which are all investment grade, comprised 3.3% of the related amortized cost.

The Company has the intent and ability to hold these fixed maturity securities to recovery or maturity/redemption, and will do so, as long as the security positions continue to adhere to the Company’s investment strategy. If the Company’s strategy were to change and these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

Cash and securities with fair values of $7.2 million and $7.0 million at December 31, 2006 and 2005 were on deposit with state regulatory authorities in accordance with the related statutory insurance requirements.

NOTE 5. INCOME TAXES

Income tax expense consists of:

Years Ended December 31,	2006	2005	2004
Current tax expense	$26,986	$27,655	$8,822
Deferred tax expense	17,237	12,351	25,246
Total tax expense	$44,223	$40,006	$34,068

A reconciliation of income tax expense computed at the federal statutory tax rate of 35% to total income tax expense follows:

Years Ended December 31,	2006	2005	2004
Federal income tax expense at statutory rate	$49,508	$44,601	$42,803
Tax-exempt income, net	(4,861)	(4,179)	(4,888)
Stock-based compensation	950	—	—
State and local taxes, net of federal benefit	(2,320)	102	(4,477)
Dividends received deduction	(150)	(630)	(294)
Nondeductible political contributions	536	239	497
Effect of nondeductible executive compensation	285	—	435
Other - net	275	(127)	(8)
Income tax expense	$44,223	$40,006	$34,068

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The significant components of deferred income tax expense attributable to income from continuing operations are as follows:

Years Ended December 31,	2006	2005	2004
Net operating loss carryforward deduction	$30,324	$42,265	$29,470
Increase in alternative minimum tax credit, net of $115 credited to additional paid-in capital in 2006	(10,854)	(24,929)	(13,425)
Other - net	(2,233)	(4,985)	9,201
Total deferred tax expense	$17,237	$12,351	$25,246

The Company’s net deferred tax asset is comprised of:

December 31,	2006	2005
Deferred tax assets (“DTAs”):
Alternative minimum tax credit	$59,681	$48,712
Net operating loss carryforward	3,258	33,582
Unearned premiums	23,021	22,927
Unpaid losses and LAE	6,112	6,407
Unrealized investment losses	6,458	4,579
Employee benefits	5,690	675
Research credit	2,423	2,423
Pension liability	8,503	1,011
Other DTAs - net	2,727	1,172
Total DTAs	117,873	121,488

Deferred tax liabilities (“DTLs”):
EDP software development costs	(45,007)	(44,300)
Deferred policy acquisition costs	(22,253)	(20,979)
Other DTLs - net	(2,176)	—
Total DTLs	(69,436)	(65,279)
Net deferred tax asset	$48,437	$56,209

We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is less than “more likely than not” (i.e., a likelihood of more than 50%) that any DTA will be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition were to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of approximately $9.3 million, representing an unrealized tax benefit of $3.3 million at December 31, 2006, compared to $33.6 million at December 31, 2005. As a result of taxable income since 2002, our NOL has been fully utilized through December 31, 2006, except for the amount relating to 21st Century Insurance Company of the Southwest (“21st of the Southwest”) that is subject to the Internal Revenue Service (“IRS”) separate return limitation year provisions. The remaining NOL expires as follows: $1.4 million in 2017; $1.1 million in 2018; $1.5 million in 2019; $3.2 million in 2020; and $2.1 million in 2021.

Our ability to fully utilize the NOL of 21st of the Southwest and our other DTAs depends primarily on future taxable income from operations and tax planning strategies. Because of the Company’s profitable operating history and the availability of tax planning strategies, management believes it is reasonable to conclude that it is at least more likely than not that we will be able to realize the benefits of all of our DTAs. Accordingly, no valuation allowance has been recognized at December 31, 2006 or 2005. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Implementation of tax planning strategies to effect realization of our remaining NOL may require regulatory approvals, which although reasonably expected cannot be assured by management. Future operating losses could possibly jeopardize our ability to realize our other DTAs. Future unfavorable regulatory actions or operating losses would lead management to reach a different conclusion about the likelihood of realizing the DTAs and, if so, to recognize a valuation allowance at that time for some or all of the DTAs.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

In the first quarter of 2005, the Company filed amended California tax returns and paid the State of California approximately $6.8 million to cover all issues outstanding with the Franchise Tax Board (“FTB”), including certain matters paid under protest as to which the Company reserved all its rights to file for refunds and appeal to the California State Board of Equalization (“SBE”) any adverse rulings by the California FTB. In September 2005, the FTB completed its audit and denied our refund claims. In December 2005, the Company filed an appeal with the SBE. In the fourth quarter of 2006, the Company executed a settlement agreement with the FTB, for which the final required regulatory approval was obtained in February 2007. Accordingly, the tax refund and accrued interest totaling approximately $2.9 million ($1.9 million net of federal tax effect) was recorded as a reduction of state income tax expense effective December 31, 2006.

During 2004, we received $12.5 million from the IRS to settle a prior year receivable. At December 31, 2006 and 2005, the Company’s net federal income tax receivable (payable) was $2.6 million and ($3.2) million, which are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets. The Company has no current liability recorded for any contingent income tax items at December 31, 2006 or 2005.

The Company has claimed certain items in prior years tax returns for which ultimate realization is uncertain. At December 31, 2006, due to the Company’s NOL and AMT credit carryforwards, these items have not yet reduced any taxes currently payable. Furthermore, due to the uncertainty, deferred tax assets have not been recorded with respect to these items. In the future, when these items actually reduce current tax payments, it is expected that a current liability will be recorded.

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

Following is a summary of policy acquisition costs deferred for amortization against future income and the related amortization charged to income from operations (policy acquisition costs are amortized over the six-month policy period):

Years Ended December 31,	2006	2005	2004
Deferred policy acquisition costs, beginning of year	$59,939	$58,759	$53,079
Policy acquisition costs deferred	259,767	253,721	228,159
Policy acquisition costs amortized and charged to income during the year	(256,125)	(252,541)	(222,479)
Deferred policy acquisition costs, end of year	$63,581	$59,939	$58,759

Total advertising costs after it takes place included in policy acquisition costs deferred during 2006, 2005 and 2004 were $74.9 million, $70.1 million, and $66.7 million, respectively.

We provide services in certain states that assess premium taxes based on direct premiums written. These taxes generally are in lieu of state income taxes and totaled $36.9 million, $36.0 million, and $33.4 million in 2006, 2005 and 2004, respectively. These amounts are included in policy acquisition costs and are deferred and amortized over the six-month policy period in accordance with our deferred policy acquisition cost policy.

NOTE 7. PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

December 31,	2006	2005
Land	$2,484	$2,484
Building	9,720	9,720
Furniture, equipment and auto	43,244	39,875
Leasehold and building improvements	15,445	16,215
Software currently in service	170,820	157,446
Software projects in progress	17,532	9,666
Subtotal	259,245	235,406
Less accumulated depreciation, including $57,375 and $43,689 for software currently in service	(104,279)	(89,595)
Total	$154,966	$145,811

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

A summary of leased property under capital lease follows:

December 31,	2006	2005
Furniture and equipment	$11,306	$10,391
Leasehold improvements	5,390	5,390
Software currently in service	43,150	43,150
Leased autos under capital lease	2,676	2,249
Subtotal	62,522	61,180
Less:
Accumulated amortization	(42,149)	(36,995)
Deferred gain	(1,092)	(1,534)
Total	$19,281	$22,651

A summary of property and equipment depreciation expense follows:

December 31,	2006	2005	2004
Building	$246	$61	$—
Furniture and equipment	2,437	2,525	3,640
Leasehold and building improvements	1,427	1,166	817
Software currently in service	18,272	18,643	6,975
Total	$22,382	$22,395	$11,432

Depreciation expense for leased property under capital lease was $5.2 million, $12.8 million, and $12.4 million for the years 2006, 2005, and 2004, respectively.

NOTE 8. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Accounting for losses and LAE is highly subjective because these costs must be estimated, often weeks, months or even years in advance of when the payments are actually made to claimants, attorneys, and others involved in the claims settlement process.

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

The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any resulting adjustments are reflected in current operating income. It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE at December 31, 2006. While the Company performs quarterly reviews of the adequacy of established unpaid losses and LAE reserves, there can be no assurance that ultimate amounts will not differ materially, higher or lower, from the recorded liability for unpaid losses and LAE at December 31, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The following is a reconciliation of the activity in the reserve for unpaid losses and LAE:

Years Ended December 31,	2006	2005	2004
At beginning of year:
Reserve for losses and LAE, gross of reinsurance	$523,835	$495,542	$438,323
Reinsurance recoverable	(5,617)	(4,645)	(8,964)
Reserve for losses and LAE, net of reinsurance	518,218	490,897	429,359
Losses and LAE incurred, net of reinsurance:
Current year	972,743	1,024,073	993,946
Prior years	(51,897)	(25,140)	(105)
Total	920,846	998,933	993,841
Losses and LAE paid, net of reinsurance:
Current year	662,036	684,474	642,664
Prior years	300,959	287,138	289,639
Total	962,995	971,612	932,303
At end of year:
Reserve for losses and LAE, net of reinsurance	476,069	518,218	490,897
Reinsurance recoverable	6,200	5,617	4,645
Reserve for losses and LAE, gross of reinsurance	$482,269	$523,835	$495,542

The change in prior accident year estimates recorded in each of the past three years, net of applicable reinsurance, are summarized below:

Years Ended December 31,	2006	2005	2004
Personal auto	$(52,648)	$(27,473)	$(2,936)
Homeowner and earthquake[1]	751	2,333	2,831
Total	$(51,897)	$(25,140)	$(105)

Positive amounts represent deficiencies in loss and LAE reserves, while negative amounts represent redundancies.

The process of making periodic changes to unpaid losses and LAE begins with the preparation of several point estimates of unpaid losses and LAE, a review of the actual claims experience in the period, actual rate changes achieved, actual changes in coverage, mix of business, and changes in certain other factors such as weather and recent tort activity that may affect the loss ratio. Based on this review, our actuaries prepare point estimates of unpaid losses and LAE for each of the coverages, and they use their experience and judgment to arrive at an overall actuarial point estimate of the unpaid losses and LAE for that coverage.

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

As a result of this process, unpaid losses and LAE are finalized and changes are recorded for each of our coverages. The unpaid losses and LAE for each coverage is the difference between the estimated net ultimate losses and LAE and the net paid losses and LAE recorded through the end of the period. The overall change in our unpaid losses and LAE is based on the sum of these coverage level changes. The favorable development in 2006 and 2005 was primarily due to favorable impact of declining frequency and moderate claim severity trends.
___________________

[1]	The Company no longer has any homeowners policies in force. The Company ceased writing earthquake coverage in 1994, but has remaining loss reserves from the 1994 Northridge earthquake.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The following table shows unpaid losses and LAE gross and net of reinsurance:

	2006		2005
December 31,	Gross	Net	Gross	Net
Unpaid losses and LAE
Personal auto lines	$480,731	$475,261	$521,528	$516,849
Homeowner and earthquake	1,538	808	2,307	1,369
Total	$482,269	$476,069	$523,835	$518,218

NOTE 9. DEBT

Debt consisted of:

December 31,	2006	2005
Senior Notes, net of discount (5.9%; maturing in 2013)	$99,910	$99,897
Obligation under capital leases - sale-leaseback (5.7%; maturing through 2007)	13,539	26,327
Obligation under other capital leases - equipment (ranging up to 6.9%; maturing through 2011)	2,446	1,748
Total debt	$115,895	$127,972

The primary purpose of both of the Senior Notes and sale-leaseback enumerated above was to increase the statutory surplus of the Company’s largest insurance subsidiary.

In December 2003, the Company completed a private offering of $100 million principal amount of 5.9 percent Senior Notes due in December 2013 at a discount of $0.8 million. The effective interest rate on the Senior Notes, when all offering costs are taken into account and amortized over the term of the Senior Notes, is approximately 6 percent per annum. Of the $99.2 million in net proceeds from the Senior Notes, $85.0 million was used to increase the statutory surplus of 21st Century Insurance Company, a wholly-owned subsidiary of the Company, and the balance was retained by the holding company. In July 2004, the Company completed an exchange offer in which all of the private offering notes were exchanged for publicly registered notes having the same terms.

The Senior Notes are redeemable at the Company’s option, at any time in whole, or from time to time in part, prior to maturity at a redemption price equal to the greater of (A) 100% of the principal amount of the notes or (B) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued through the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 25 basis points (plus in each case, accrued interest thereon to the date of redemption). The estimated value of redemption was $105.8 million as of December 31, 2006.

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

The remaining capital lease obligation is for certain other longer term operating leases.

Aggregate principal payments on debt outstanding at December 31, 2006 are $14.3 million for 2007, $0.7 million for 2008, $0.5 million for 2009, $0.4 million for 2010, and $100.0 million thereafter.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

NOTE 10. REINSURANCE

The Company has a catastrophe reinsurance agreement for auto physical damage losses incurred under the comprehensive coverage portion of its auto policies. Three participating entities, two of which are AIG subsidiaries (see further discussion in Note 3 of the Notes to Consolidated Financial Statements - Transactions with Related Parties), reinsure covered events up to $45.0 million in excess of $20.0 million. The Company has no current reinsurance on its auto lines other than the aforementioned catastrophe reinsurance agreement.

The Company reinsures 90% of its exposure to its Personal Umbrella Policies through 90% quota share reinsurance treaty policies with Swiss RE Underwriters (55%) and Hannover Ruckversicherungs (35%). All of the aforementioned reinsurers are rated A+ or higher.

The effect of reinsurance on premiums written and earned is as follows:

	2006		2005		2004
Years Ended December 31,	Written	Earned	Written	Earned	Written	Earned
Gross	$1,315,107	$1,312,856	$1,346,370	$1,357,730	$1,337,198	$1,318,417
Ceded	(5,420)	(5,271)	(4,952)	(4,793)	(4,814)	(4,747)
Net	$1,309,687	$1,307,585	$1,341,418	$1,352,937	$1,332,384	$1,313,670

Gross losses and loss adjustment expenses have been reduced by reinsurance ceded as follows:

Years Ended December 31,	2006	2005	2004
Gross losses and LAE incurred	$923,716	$1,002,342	$997,612
Ceded losses and LAE incurred	(2,870)	(3,409)	(3,771)
Net losses and LAE incurred	$920,846	$998,933	$993,841

NOTE 11. EMPLOYEE BENEFIT PLANS

Pension Plans

The Company has a qualified defined benefit pension plan, which covers essentially all employees who have completed at least one year of service. The pension benefits under the qualified plan are based on employees’ compensation during all years of service. The Company’s funding policy for the qualified plan is to make annual contributions as required by applicable regulations; employees may not make contributions to this plan. For certain key employees designated by the Board of Directors, the Company sponsors a non-qualified supplemental executive retirement plan (“SERP”). The SERP benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. Because the internal revenue code does not allow current deductions for advance funding of a non-qualified plan, the Company’s funding policy with respect to this plan is to make contributions as benefits become payable to participants.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Incremental Effect of Adopting Statement 158

On December 31, 2006, the Company adopted FAS 158, as discussed in Note 2 of the Notes to Consolidated Financial Statements. Adoption of FAS 158 had the effect of increasing accumulated other comprehensive loss, a component of stockholders’ equity, by approximately $14.2 million at December 31, 2006, as shown in the following table. The column labeled “Before Adopting FAS 158” includes the effects of the additional minimum liability adjustment that would have been recognized under previously applicable FAS 87 at December 31, 2006:

	Before Adopting FAS 158	Adjustments to Adopt FAS 158	After Adopting FAS 158
Deferred income taxes	$40,797	$7,640	$48,437
Other assets	43,335	(15,386)	27,949
Total assets	$1,959,443	$(7,746)	$1,951,697
Other liabilities	$83,004	$6,442	$89,446
Accumulated other comprehensive loss	(13,598)	(14,188)	(27,786)
Total liabilities and stockholders’ equity	$1,959,443	$(7,746)	$1,951,697

Benefit Obligations

The accumulated benefit obligation for all defined benefit pension plans was $120.6 million and $113.7 million at December 31, 2006 and 2005, respectively. Accumulated benefit obligations represent the present value of both vested and nonvested pension benefits earned at December 31, 2006 based on actual service and compensation through December 31, 2006 and taking into consideration other actuarial assumptions, such as retirement ages, termination, disability, or death.

Projected benefit obligations for defined benefit plans represent the present value of pension benefits earned at December 31, 2006 as described above plus the effects of projected future salary increases to the assumed age of retirement, termination, or death. The following table sets forth the change in the projected benefit obligation of the defined benefit pension plans, including the supplemental plan, at December 31, 2006 and 2005:

Years Ended December 31,	2006	2005
Projected benefit obligation at beginning of year	$133,613	$116,475
Service cost	7,130	6,860
Interest cost	7,739	7,297
Plan amendments	68	831
Actuarial (gain) loss	(8,691)	4,737
Benefits paid	(2,808)	(2,587)
Projected benefit obligation at end of year	$137,051	$133,613

Weighted-average assumptions used to determine the benefit obligations follow:

December 31,	2006	2005
Discount rate	5.9%	5.7%
Rate of compensation increase	4.6%	4.6%

December 31 is the measurement date for the plans. The discount rate can vary from year to year and is determined by developing a hypothetical portfolio of high quality bonds with cash flows matched to our projected benefit costs.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Both of the Company’s defined benefit pension plans have projected benefit obligations in excess of plan assets at December 31, 2006 and 2005, as noted under the discussion of Funded Status. The following table sets forth the projected benefit obligation and accumulated benefit obligation for the unfunded SERP, which has an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005:

December 31,	2006	2005
Projected benefit obligation	$21,997	$22,702
Accumulated benefit obligation	18,404	16,499

Funded Status

The following table sets forth the funded status of the plans at the end of the year and related amounts reported on the consolidated balance sheets:

December 31,	2006	2005
Fair value of plan assets	$112,204	$100,244
Projected benefit obligations	(137,051)	(133,613)
Funded status	(24,847)	(33,369)
Unrecognized net actuarial loss	—	39,735
Unrecognized prior service cost	—	1,333
Amount recognized, end of year	$(24,847)	$7,699

Amounts recognized in the balance sheets consist of:
Pension liability	$(24,847)	$(16,499)
Prepaid pension cost	—	20,007
Intangible asset	—	1,302
Accumulated other comprehensive income	—	2,889
Amount recognized, end of year	$(24,847)	$7,699

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(23,040)	$—
Prior service cost	(1,255)	—
Deferred tax benefits	8,503	—
Amount recognized, end of year	$(15,792)	$—

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Changes in Pension-Related Amounts Included in Accumulated Other Comprehensive Loss

The following table shows pension related amounts included in accumulated other comprehensive loss for the years ended December 31, 2006, 2005, and 2004:

Years Ended December 31,	2006	2005	2004
Balances at beginning of year:
Additional minimum pension liability in excess of unamortized prior service cost	$2,889	$2,642	$2,992
Deferred income tax benefits	(1,011)	(925)	(1,047)
Total at beginning of year	1,878	1,717	1,945

Net effects of minimum liability adjustments required under FAS 87, net of deferred income expense (benefit) of $147, $(86) and $123, respectively	(274)	161	(228)
Incremental effect of adopting FAS 158 in 2006, net of deferred taxes of $7,640	14,188	—	—

Balances at end of year:
Additional minimum pension liability in excess of unamortized prior service cost	—	2,889	2,642
Net actuarial loss	23,040	—	—
Prior service cost	1,255	—	—
Deferred tax benefits	(8,503)	(1,011)	(925)
Total at end of year	$15,792	$1,878	$1,717

Change in Plan Assets

The following table sets forth the change in plan assets at December 31, 2006 and 2005:

Years Ended December 31,	2006	2005
Fair value of plan assets at beginning of year	$100,244	$86,585
Actual return on plan assets net of expenses	13,832	6,282
Employer contributions	936	9,964
Benefits paid	(2,808)	(2,587)
Fair value of plan assets at end of year	$112,204	$100,244

The Company’s pension plan weighted-average asset allocations for 2006 and 2005, and target allocation for 2007, by asset category are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2006	2005	2007
Equity securities	78%	70%	66-84%
Debt securities	21	20	22-28
Other	1	10	0-12
Total	100%	100%

The Company’s pension plan assets are managed by outside investment managers. The Company’s investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities.

The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. The Company utilizes consulting pension actuaries to perform stochastic modeling services to assist the Company in determining the assumed expected long-term rate of return on assets, based on an assumption that 75% of the plan asset portfolio will be invested in equity securities, with the remainder invested in debt securities. Historical returns were not adjusted for purposes of performing the stochastic modeling. Neither the Company nor either of the defined benefit plans have engaged in any prohibited transactions.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Components of Net Periodic Benefit Cost

The following table presents the components of net periodic benefit cost for the years ended December 31, 2006, 2005, and 2004:

Years Ended December 31,	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$7,130	$6,860	$6,493
Interest cost	7,739	7,297	6,638
Expected return on plan assets	(8,440)	(7,317)	(6,441)
Amortization of actuarial net loss	2,612	1,923	2,163
Amortization of prior service cost	146	175	111
Net periodic benefit cost	$9,187	$8,938	$8,964

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are $1.0 million and $0.1 million, respectively.

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

Years Ended December 31,	2006	2005	2004
Discount rate	5.7%	6.0%	6.1%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	4.6%	4.6%	4.6%

Pension Plan Contributions

The amount and timing of future contributions to the Company’s qualified defined benefit pension plan depends on a number of assumptions including statutory funding requirements, the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations. The Company did not make any contributions to its qualified defined benefit pension plan in 2006, contributed $9.0 million in 2005, and contributed $2.5 million in 2004. Based on current assumptions, the Company does not expect to be required to contribute to its qualified plan in 2007.

The Company contributed $0.9 million, $1.0 million, and $0.2 million to its non-qualified defined benefit pension plan in 2006, 2005, and 2004, respectively. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2007.

Estimated Future Benefit Payments

Benefit payments for the Company’s defined benefit pension plans, which reflect expected future service, are expected to be paid as follows:

Years Ended December 31,	Pension Plan and Benefit Payments
2007	$3,311
2008	3,812
2009	4,226
2010	5,118
2011	5,935
2012-2016	49,726
Total	$72,128

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Defined Contribution Plans

The Company sponsors a qualified 401(k) contributory savings and security plan for eligible employees and officers. The Company provides matching contributions equal to 75% of the lesser of 6% of an employee’s eligible compensation or the amount contributed by the employee up to the maximum allowable under IRS regulations. The plan offers a variety of investments among which employees exercise complete discretion as to choice and investment duration. The Company also sponsors a 401(k) supplemental plan to provide specified benefits to a select group of management and highly compensated employees. Company matching contributions charged against operations were $6.0 million, $5.0 million, and $4.9 million in 2006, 2005 and 2004, respectively. The plan offers a variety of investment types among which employees exercise complete discretion as to choice and investment duration.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company leases office space in Woodland Hills, California. The lease for the Company’s headquarters expires in February 2015 and may be renewed for two consecutive five-year periods. See Note 2 of the Notes to Consolidated Financial Statements for the discussion of excess space that the Company vacated at its headquarters.

The Company also leases automobiles, office and telecom equipment as well as office space in several other locations, primarily for claims services. Rent expense for leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The deferred rent liability was $5.8 million and $4.3 million at December 31, 2006 and 2005, respectively. The Company also has software license agreements with terms greater than one year.

Minimum amounts due under the Company’s noncancelable commitments, excluding its commitment to purchase investments discussed in Notes 3 and 18 of the Notes to Consolidated Financial Statements, at December 31, 2006 are as follows:

Years Ended December 31,	Software Commitments	Operating[2] Leases	Capital Leases
2007	$6,471	$19,615	$14,896
2008	6,885	17,044	774
2009	1,690	15,676	542
2010	1,690	16,285	384
2011	1,622	16,224	90
Thereafter	5,482	45,491	—
Total	$23,840	$130,335	$16,686
Less: amount representing interest			(701)
Present value of minimum lease payments			$15,985

The following table summarizes total rental and licensing expense charged to operations:

Years Ended December 31,	2006	2005	2004
Facilities	$15,458	$16,869	$14,925
Equipment and other	3,286	4,557	4,338
Software related	9,576	8,667	7,896
Sublease income	(678)	(408)	(385)
Total	$27,642	$29,685	$26,774

On December 31, 2002, the Company entered into a sale-leaseback transaction for $15.8 million of equipment and leasehold improvements and $44.2 million of software. The leaseback transaction has been accounted for as a capital lease.
____________________
[2]	Includes total amounts due to the Company under current sublease agreement of approximately $2.9 million.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

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

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court and Axen v. 21st Century Insurance Company was filed on April 14, 2004 in Alameda County Superior Court. Both complaints seek injunctive and unspecified restitutionary relief against the Company under Business and Professions Code (“B&P”) Sec. 17200 for alleged unfair business practices in violation of California Insurance Code Sec. 1861.02(c) relating to Company rating practices. The court in the Poss case granted the Company’s motion to dismiss the complaint, based on California’s Proposition 64, but allowed the addition of a second plaintiff, Leacy. Discovery has been stayed in both cases and, because these matters are in the pleading stages, and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time. In January of 2007, a settlement agreement for an immaterial amount was reached with the Axen plaintiff, which the Company is finalizing.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s handling of a 1994 homeowner’s claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company could not invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made. The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera concluded on December 9, 2005, on his claims for bad faith, emotional distress, punitive damages and attorney fees. A jury found he sustained no damages as to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment plus post-judgment interest, which currently totals $2.5 million. This matter is now subject to three separate appeals by the parties. The Company’s Motion to Consolidate the three appeals was recently denied by the Court of Appeal.

Insurance Company cases (Ramona Goldenburg) was originally filed as Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group. The original action was filed on June 20, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contended that the Company uses “biased” software in determining the value of total-loss automobiles. Specifically, Plaintiff alleged that database providers use improper methodology to establish comparable auto values, that the providers populate their databases with biased figures, and that the Company and other carriers allegedly subscribe to the programs to unfairly reduce claims costs. This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. A court-ordered appraisal of Speck’s vehicle was favorable to the Company and Ramona Goldenberg was substituted as a Plaintiff, replacing Speck, and a new appraisal was ordered. On October 13, 2006, Plaintiff’s counsel offered to dismiss this case, with prejudice, in exchange for the Company waiving its costs. The Company has accepted the offer from the Plaintiff’s counsel to dismiss the matter and will support a motion, containing the agreed terms.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Thomas Theis, on his own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on June 17, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company used a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area and the adjusted amount is “predetermined” and “biased.” This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. On January 11, 2007, Plaintiff’s motion to certify a “med-pay” class was granted. This matter is in the discovery state of litigation and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time. The Company intends to vigorously defend the suit.

Silvia Quintana, on her own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on November 16, 2005. This purported class action, filed in San Diego, names the Company in four causes of action: 1) violation of B&P Section 17200, 2) conversion, 3) unjust enrichment and, 4) declaratory relief. Silvia Quintana alleges that the Company’s demand for reimbursement of the medical payments it made to her pursuant to her insurance contract violates the “made-whole rule.” The Company anticipates that if the matter survives the initial pleading stage, it will be consolidated, for discovery and pre-trial motions, with actions alleging similar facts against other insurers. This matter is in the pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time. In July 2006, the trial court denied the Company’s demurrer and motion to strike and the Company has filed a writ to the Court of Appeal for review of this decision. In November 2006, the Court of Appeal ordered the trial court to show cause why the relief the Company requested should not be granted. Oral arguments have not yet been scheduled.

Ronald A.Katz Technology Licensing, L.P. v. American International Group, Inc. et al was filed on September 1, 2006, in the United States District Court for the District of Delaware. The defendants include American International Group, Inc., its subsidiaries and affiliates, including 21st Century Insurance Group, 21st Century Insurance Company, and 21st Century Casualty Company. The complaint alleges infringement of various patents relating to automated call processing applications. The matter is in the initial pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

NOTE 13. CAPITAL STOCK AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company is authorized to issue up to 500,000 shares of preferred stock, $0.001 par value, none of which was outstanding at December 31, 2006 or 2005.

At December 31, 2006 and 2005, there were 86,471,754 and 85,933,960 shares of the Company’s common stock outstanding, respectively. No shares were repurchased in 2006 or 2005. However, forfeited restricted shares are deemed treasury share purchases.

Accumulated other comprehensive income (loss) is a component of stockholders’ equity and includes all net changes in the unrealized appreciation and depreciation in value of available-for-sale investments, changes in minimum pension liability in excess of unamortized prior service cost, and changes in unamortized prior service cost and actuarial loss of defined benefit pension plans.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

A summary of accumulated other comprehensive loss follows:

December 31,	2006	2005
Net unrealized losses on available-for-sale investments, net of deferred income taxes of $(6,458) and of $(4,579)	$(11,994)	$(8,504)
Minimum pension liability in excess of unamortized prior service cost, net of deferred income taxes of $1,011	N/A	(1,878)
Unamortized prior service cost and net actuarial loss of defined benefit pension plans, net of deferred income taxes of $8,503	(15,792)	N/A
Total accumulated other comprehensive loss	$(27,786)	$(10,382)

Net change in accumulated other comprehensive loss follows:

Years Ended December 31,	2006	2005	2004
Unrealized holding losses arising during the period, net of tax benefit of $2,107, $13,357, and $804, respectively	$(3,913)	$(24,806)	$(1,493)
Reclassification adjustment for investment losses (gains) included in net income, net of tax benefit (expense) of $227, $1,018, and $(4,088), respectively	423	1,890	(7,592)
Net effects of minimum pension liability adjustments required under FAS 87, net of tax (expense) benefit of $(147), $86, and $(123), respectively	274	(161)	228
Total net other comprehensive loss	(3,216)	(23,077)	(8,857)
Incremental effect of adopting FAS 158, net of deferred taxes of $7,640	(14,188)	—	—
Total net change in accumulated other comprehensive loss	$(17,404)	$(23,077)	$(8,857)

NOTE 14. STOCK-BASED COMPENSATION

In accordance with FAS 123R, the Company began recognizing the cost of all employee stock options on a straight-line basis over their respective vesting periods, net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated and 2006 results include:

•
Stock-based compensation cost related to stock options granted on or prior to, but not vested at December 31, 2005, based on the grant date fair value originally estimated for the pro forma disclosures in accordance with the original provisions of FAS 123; and

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Prior to the adoption of FAS 123R, the Company previously presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

2006 Stock-Based Compensation Summary

The effect of the adoption of FAS 123R on the consolidated statements of operations for the year ended December 31, 2006 is as follows:

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA	Without FAS 123R		FAS 123R Impact	With FAS 123R
Net losses and loss adjustment expenses	$917,552		$3,294	$920,846
Policy acquisition costs	253,601		2,524	256,125
Other underwriting expenses	44,115		3,542	47,657

Income before provision for income taxes	150,811		(9,360)	141,451
Provision for income taxes	46,681		(2,458)	44,223
Net income	$104,130	3	$(6,902)	$97,228

Basic earnings per share	$1.21		$(0.08)	$1.13
Diluted earnings per share	$1.20		$(0.08)	$1.12

The year ended December 31, 2006 results include $0.7 million of accelerated costs incurred during the first quarter to recognize the effect of retirement eligibility in accordance with the non-substantive vesting period approach and $1.4 million of actual vesting in accordance with an executive retention agreement. As compensation costs for certain employees are included in deferred policy acquisition costs, pre-tax compensation cost related to stock-based compensation of $0.2 million was deferred, at December 31, 2006. The remaining unrecognized compensation cost related to unvested awards at December 31, 2006, was $8.7 million and the weighted-average period over which this cost will be recognized is 1.8 years. As a result of the adoption of FAS 123R, $0.3 million of excess tax benefits in 2006 are classified as a financing cash inflow instead of as an operating inflow in the consolidated statement of cash flows.

2005 Stock-Based Compensation Pro Forma Summary

Had compensation cost for the Company’s stock-based compensation plans been determined in the prior year based on the fair-value based method for all awards, net income would have been reduced by $4.9 million and $5.5 million for the years ended 2005 and 2004, respectively. The Company followed the nominal vesting period approach, which recognizes compensation cost over the vesting period unless the employee retired before the end of the vesting period at which time the Company recognizes any remaining unrecognized compensation cost at the date of retirement. The Company did not determine the amount of stock-based compensation cost that would have been deferred as policy acquisition costs in its pro forma footnotes under FAS 123.
_______________________
[3]
Includes $0.9 million stock-based compensation related to restricted shares and $0.3 million associated tax, as the previous accounting under APB 25 was consistent with that of FAS 123R, for the year ended December 31, 2006.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The pro forma net income and earnings per share amounts follow for the years ended December 31:

AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA	2005	2004
Net income, as reported	$87,426	$88,225
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	207	381
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5,129)	(5,904)
Net income, pro forma	$82,504	$82,702

Basic and diluted earnings per share
As reported	$1.02	$1.03
Pro forma	$0.96	$0.97

Stock Option Plans

The stockholders approved the 2004 Stock Option Plan (the “2004 Plan”) at the Annual Meeting of Shareholders on May 26, 2004. The 2004 Plan supersedes the 1995 Stock Option Plan (the “1995 Plan”), which remains in effect only as to outstanding awards under the 1995 Plan. The 2004 Plan authorizes a Committee of the Board of Directors to grant stock options for the issuance of up to 4,000,000 shares to eligible employees and nonemployee directors, subject to the terms of the 2004 Plan. Additionally, under the 2004 Plan, the Committee may grant stock options that were subject to outstanding awards under the 1995 Plan to the extent such awards expire, are terminated, are canceled, or are forfeited for any reason without shares being issued.

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

Issuable and Issued Securities

A summary of securities issuable and issued for the Company’s stock option plans at December 31, 2006, follows:

AMOUNTS IN THOUSANDS	1995 Stock Option Plan	2004 Stock Option Plan
Total number of securities authorized	10,000	4,000
Number of securities issued	(1,102)	(216)
Number of securities issuable upon the exercise of all outstanding options	(6,546)	(3,397)
Number of securities expired, forfeited, and canceled	(2,637)	(293)
Number of expired, forfeited, and canceled securities returned to plan	2,637	293
Unused options assumed by 2004 Stock Option Plan	(2,352)	2,352
Number of securities available for future grants under each plan	—	2,739

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Current Activity

A summary of the Company’s stock option activity and related information follows:

AMOUNTS IN THOUSANDS	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2005	8,869	$16.22
Granted in 2006	2,012	16.54
Exercised in 2006	(433)	13.12
Expired in 2006	(180)	19.88
Forfeited in 2006	(245)	15.14
Canceled in 2006	(80)	18.48
Options outstanding at December 31, 2006	9,943	$16.36

A summary of the Company’s stock option activity and related information at December 31, for the years presented follows:

AMOUNTS IN THOUSANDS	2006	2005	2004
Fair value of stock options granted	$10,040	$8,186	$10,710
Intrinsic value of options exercised	967	821	108
Grant date fair value of options vested	7,431	5,335	9,221
Proceeds from exercise of stock options	5,675	4,649	576
Tax benefit realized as a result of stock option exercises	338	284	38

Black-Scholes Fair Values

The weighted-average grant-date fair value for options granted during 2006, 2005 and 2004 was $4.99, $4.74, and $5.95, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2006	2005	2004
Risk-free interest rate:
Minimum	4.5%	3.7%	3.4%
Maximum	5.0%	4.3%	4.2%
Dividend yield	1.9%	1.1%	0.6%
Volatility factor of the expected market price of the Company’s common stock:
Minimum	0.29	0.29	0.33
Maximum	0.29	0.32	0.41
Expected option term	6 Years	6 Years	6 Years

The expected term for options granted during the year ended December 31, 2006, was calculated using the simplified method in accordance with Staff Accounting Bulletin No. 107, Shared-Based Payment. The expected volatility of employee stock options was based on the historical volatility of key competitors in the property and casualty insurance industry (based on six years of closing stock prices). The Company believes that the use of historical competitor volatility better reflects current market expectations of the Company’s stock price volatility. The Company’s own historical stock price volatility is not representative of expected volatility due to significant prior year events, such as the effects of the 1994 Northridge earthquake and California Senate Bill 1899 (“SB 1899”), which would not be expected to significantly impact results in the future. The annual risk-free interest rate is based on a traded zero-coupon U.S. Treasury bond on the grant date with a term equal to the option’s expected term. The dividend yield is calculated based on the expected annual dividend over the closing stock price on the grant date.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Outstanding Options

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (amounts in thousands, except price and term data):

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 11.68 - 13.00	1,178	6.2 Years	$ 11.73	$ 6,970	1,174	6.2 Years	$ 11.73	$ 6,949
13.01 - 15.00	2,739	7.7 Years	14.28	9,224	1,384	7.5 Years	14.31	4,628
15.01 - 17.00	3,236	7.4 Years	16.38	4,117	1,458	5.3 Years	16.19	2,130
17.01 - 19.00	1,769	3.7 Years	18.05	2	1,769	3.7 Years	18.05	2
19.01 - 22.00	131	1.2 Years	19.65	—	131	1.2 Years	19.65	—
22.01 - 29.25	890	2.1 Years	24.99	—	890	2.1 Years	24.99	—
$ 11.68 - 29.25	9,943	6.2 Years	16.36	$ 20,313	6,806	5.0 Years	16.74	$ 13,709

The aggregate intrinsic value in the preceding table represents the pre-tax amount that would have been received by the option holders had all option holders exercised their options at December 31, 2006. Vested and expected-to-vest options at December 31, 2006, included in the table above, totaled 9,865,170 with a weighted-average exercise price of $16.37, a weighted-average contractual term of 6.1 years and an aggregate intrinsic value of $20.1 million.

Restricted Shares Plan

The Restricted Shares Plan, which was approved by the Company’s stockholders in 1982, currently authorizes grants of up to 1,421,920 shares of common stock to be made available to key employees. In general, one third of the shares granted vest on the anniversary date of each of the three years following the year of grant. The Company may also grant vested shares that contain sale restrictions. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders upon vesting of the restricted shares.

Total compensation expense relating to the Restricted Shares Plan was $0.9 million, $0.3 million, and $0.6 million in 2006, 2005 and 2004, respectively. Unrecognized compensation cost in connection with restricted stock grants totaled $1.7 million, $1.0 million, and $0.1 million at December 31, 2006, 2005 and 2004, respectively. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Shares Issuable and Issued

A summary of securities issuable and issued for the Company’s Restricted Shares Plan at December 31, 2006, follows:

AMOUNTS IN THOUSANDS	Restricted Shares Plan
Total number of securities authorized	1,422
Number of securities issued	(1,260)
Number of forfeited securities returned to plan	173
Number of securities remaining available for future grants under the plan	335

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

Current Restricted Shares Activity

A summary of activity under the Restricted Shares Plan for the year ended December 31, 2006 follows:

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Number of Shares	Weighted-Average Market Price Per Share on Date of Grant
Non-vested at December 31, 2005	87	$14.08
Vested in 2006	(34)	14.35
Granted in 2006	116	15.83
Forfeited in 2006	(11)	15.38
Non-vested at December 31, 2006	158	$15.28

A summary of the Restricted Shares Plan activity and related information follows for the years ended December 31:

AMOUNTS IN THOUSANDS	2006	2005	2004
Fair value of restricted stock awards granted	$1,845	$1,267	$61
Fair value of restricted stock awards vested	495	232	462

SHARE DATA
Weighted-average fair value per share for restricted shares granted	$15.83	$14.09	$13.67

NOTE 15. STATUTORY FINANCIAL DATA

Statutory surplus and statutory net income for the Company’s insurance subsidiaries were as follows:

Years Ended December 31,	2006	2005	2004
Statutory surplus	$771,009	$704,671	$614,893
Statutory net income	124,522	113,523	110,339

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

•
Costs for application computer software developed or obtained for internal use are capitalized and amortized over their useful life. However, SAP requires the net book value of the assets to be nonadmitted.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The following table reconciles consolidated GAAP net income to statutory net income.

Years Ended December 31,	2006	2005	2004
Net income - GAAP basis	$97,228	$87,426	$88,225
Deferred federal income tax expense	11,730	16,800	23,130
Change in deferred policy acquisition costs	(3,642)	(1,180)	(5,680)
Net loss from non-insurance entities	14,454	9,754	634
Other, net	4,752	723	4,030
Net income - SAP basis	$124,522	$113,523	$110,339

The following table reconciles stockholders’ equity to statutory surplus.

December 31,	2006	2005
Stockholders’ equity - GAAP	$898,549	$829,972
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(20,373)	(24,185)
Deferred gain under capital lease transactions	(79)	(914)
Capital lease obligation	15,985	28,074
Nonadmitted portion of net deferred tax assets	(17,419)	(34,936)
Difference in net deferred tax assets reported under SAP	24,200	38,544
Intercompany receivables	(11,488)	(57,683)
Fixed assets	(22,955)	(22,492)
Equity in non-insurance entities	(47,006)	26,798
Unrealized losses on investments	17,881	10,788
Deferred policy acquisition costs	(63,581)	(59,939)
Pension related liabilities (assets)	15,648	(14,126)
Other prepaid expenses	(14,195)	(11,049)
Other, net	(4,158)	(4,181)
Statutory surplus	$771,009	$704,671

Combined Company Action Level risk-based capital for the Company's insurance subsidiaries was calculated to be $172.9 million as of December 31, 2006. These calculations were made in accordance with the guidelines issued by the National Association of Insurance Commissioners. Each of the Company’s insurance subsidiaries exceeded its respective level of minimum required capital.

The Company is also regulated by the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). Transactions that are defined to be of an “extraordinary” nature may not be effected without the prior approval of the CDI. There are limits on the insurance subsidiaries’ dividend paying capacity. In 2007, the Company estimates that its primary insurance subsidiary has capacity to pay approximately $124.0 million in dividends to its parent without prior approval of the CDI. The Parent received a $110 million dividend from its primary insurance subsidiary in the form of a non-cash settlement of the $86.0 million term loan due to that subsidiary and a $24.0 million cash payment in the fourth quarter of 2006.

On June 15, 2004, the CDI finalized its examination reports on the statutory financial statements of the Company’s two California-domiciled insurance subsidiaries for the three-year period ended December 31, 2002. The reports did not contain any findings or adjustments. The CDI and Texas Department of Insurance are currently examining the three-year period ended December 31, 2005.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

NOTE 16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The summarized unaudited quarterly results of operations were as follows:

Quarters Ended	March 31,	June 30,	September 30,	December 31,
2006
Net premiums earned	$325,824	$325,512	$327,325	$328,924
Net investment income	17,755	17,174	16,897	16,667
Realized investment (losses) gains	(1,067)	30	159	(551)
Income before provision for income taxes	32,185	42,464	42,551	24,251
Net income	21,317	28,321	28,407	19,183
Basic and diluted earnings per share	0.25	0.33	0.33	0.22

2005
Net premiums earned	$336,364	$336,845	$344,102	$335,626
Net investment income	17,037	17,006	17,042	18,011
Realized investment losses	(460)	(1,267)	(939)	(606)
Income before provision for income taxes	28,172	30,116	30,471	38,673
Net income	19,437	20,495	21,102	26,392
Basic and diluted earnings per share	0.23	0.24	0.25	0.31

NOTE 17. SEGMENT INFORMATION

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments for the years ended December 31.

AMOUNTS IN THOUSANDS	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff [4]	Total
2006
Net premiums earned	$1,307,585	$—	$1,307,585
Depreciation and amortization expense	27,392	3	27,395
Segment profit (loss)	83,708	(751)	82,957

2005
Net premiums earned	$1,352,928	$9	$1,352,937
Depreciation and amortization expense	33,744	16	33,760
Segment profit (loss)	71,995	(2,325)	69,670

2004
Net premiums earned	$1,313,551	$119	$1,313,670
Depreciation and amortization expense	22,156	104	22,260
Segment profit (loss)	63,972	(2,714)	61,258

The following table reconciles our total segment profit to our consolidated income before provision for income taxes for the years ended December 31:

AMOUNTS IN THOUSANDS	2006	2005	2004
Segment profit	$82,957	$69,670	$61,258
Net investment income	68,493	69,096	58,831
Other income	638	367	—
Net realized investment (losses) gains	(1,429)	(3,272)	10,831
Other expense	(1,860)	(410)	—
Interest and fees expense	(7,348)	(8,019)	(8,627)
Income before provision for income taxes	$141,451	$127,432	$122,293

NOTE 18. VARIABLE INTEREST ENTITIES

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

The Company has purchased investments that provide housing and other services to economically disadvantaged communities. To that end, the Company is a voluntary member, along with other participating insurance organizations, of Impact Community Capital, LLC (“Impact”). Impact’s charter is to facilitate loans and other investments in such communities.

The VIE structure provides a wider range of investment options through which insurance companies and other institutional investors can address the investment needs of these communities. The Company’s maximum participation in Impact C.I.L., LLC (“Impact C.I.L.”), a VIE and a subsidiary of Impact, is for up to 11.1% ($52.8 million) of $475.0 million of the entity’s funding activities. These commitments consist of a $10.6 million minimum investment and a $42.2 million guarantee of a warehouse lending facility. Potential losses are limited to the Company’s participation as well as associated operating fees. The Company’s pro rata share of these advances to Impact C.I.L., which in turn makes housing investments in economically disadvantaged communities, was approximately 11.1%, or $8.6 million and $5.0 million at December 31, 2006 and 2005, respectively. The revolving member loan and the warehouse financing agreement do not significantly impact the Company’s liquidity or capital.
_____________________
[4]	Homeowner and earthquake segment revenue represents premiums earned as a result of the Company’s participation in the California Fair Plan.

21ST CENTURY INSURANCE GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The Company is not the primary beneficiary of any of the VIEs as the Company has a non-controlling interest with voting rights, beneficiary rights, obligations, and ownership in proportion to each of its Impact related investments.

In addition to the above, the Company held $8.2 million and $6.2 million in other Impact related fixed-income investments at December 31, 2006 and 2005, respectively. The Company also held $0.3 million in other Impact related private equity investments at December 31, 2006. There were no other Impact related private equity investments at December 31, 2005. Total Impact related investment income was $1.0 million, $1.1 million, and $0.8 million for the years ended 2006, 2005, and 2004, respectively.

NOTE 19. SUBSEQUENT EVENTS

Proposal for Offer

On January 24, 2007, the majority owner, AIG, made a proposal to acquire the remaining shares of the Company common stock it does not own. The proposal is subject to several conditions, including the approval of the transaction by a Special Committee of the Company’s Board of Directors who are independent of AIG. Provisions in certain agreements, including the supplemental executive retirement plan and stock-based compensation plans could be triggered by an offer or acquisition, resulting in the accelerated recognition of expense that could materially impact the Company’s future results of operations. The Company’s retirement and stock option valuation assumptions have not been altered as of December 31, 2006 for the subsequent proposal made by AIG.

Further, the Company may need to incur future costs for the retention of personnel, the proposal, and/or litigation stemming from the proposal.

 Edward Bronstein v. 21st Century Insurance Group, et al and a companion case, Francis A. Sliwinski v. 21st Century Insurance Group, et al allege the Company, its directors and AIG have, or will, breach fiduciary duties as a result of AIG’s January 24, 2007 merger proposal to acquire the remaining shares of Company stock which AIG does not yet own. Both actions were filed in the Los Angeles Superior Court in January 2007 and seeks class action certification and equitable relief. The Company has formed a special committee of directors, independent of AIG, to evaluate the terms of any merger proposal. The Company believes the action is without merit.

Streamlining of Operations

On February 26, 2007, the Company announced it expects to incur approximately $3.7 million in severance costs during the first quarter of 2007 in connection with a four percent reduction of its total work force.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers, who certify the Company’s financial reports, and to other members of senior management and the Board of Directors.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, which includes our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation the Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, executive officers, and beneficial ownership required in Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

The Company has adopted Corporate Governance Guidelines and charters for the Audit Committee, Compensation Committee, Executive Committee, Investment Committee, Public Policy Committee, and Nominating and Corporate Governance Committee, and other Committees of its Board of Directors. It has also adopted a Code of Business Conduct covering all Employees and a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Financial Managers. Each of these documents is available on the Company’s web site, www.21st.com, and a copy will be mailed upon request from the Company’s Investor Relations Department (6301 Owensmouth Avenue, Woodland Hills, California 91367, phone 818-673-3996). The Company intends to disclose any amendments to, or waivers of, the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s web site, at www.21st.com under the “About Us” caption, promptly following the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan Category	COLUMN A Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands)	COLUMN B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	COLUMN C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (in thousands)
Equity compensation plans approved by stockholders	9,943	$16.36	3,074[1]
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	9,943	$16.36	3,074

Other information in response to Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Information in response to Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K. All related party transactions, which require disclosure, are included in the Management’s Discussion and Analysis or the Notes to Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.
_______________________
[1]	Includes 335 shares of stock that could be issued pursuant to the Company’s Restricted Shares Plan.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED WITH THIS REPORT
(1) FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as a part of this report:

(2) SCHEDULES

The following financial statement schedule required to be filed by Item 8 and by paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report:

Schedule II - Condensed Financial Information of Registrant	95

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

(b) EXHIBITS REQUIRED
The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 15 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description of Exhibit	Location
3(i)	Certificate of Incorporation of the Company.	Information Statement on Form DEF 14C (filed with SEC on November 13, 2003; Appendix B therein).
3(ii)	By-laws of the Company.	Information Statement on Form DEF 14C (filed with SEC on November 13, 2003; Appendix C therein).
4.1	Indenture, dated December 9, 2003, between 21st Century Insurance Group and The Bank of New York, as trustee.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 4.1 therein).
4.2	Exchange and Registration Rights Agreement, dated December 9, 2003.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 4.2 therein).
10(a)	Amendment to Registrant’s Restricted Shares Plan.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(a) therein).
10(b)	Split Dollar Insurance Agreement between Registrant and Stanley M. Burke, as trustee of the 1983 Foster Insurance Trust.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(b) therein).
10(c)	Registrant’s Supplemental Executive Retirement Plan as amended.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(h) therein).
10(d)	Registrant’s Pension Plan, 1994 Amendment and Restatement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(i) therein).
10(e)	Investment and Strategic Alliance Agreement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(c) therein).
10(f)	Amendment to the Investment and Strategic Alliance Agreement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(d) therein).
10(g)	Registrant’s 1995 Stock Option Plan incorporated herein by reference from the Registrant’s Form S-8 dated July 26, 1995.	Securities Offered on Form S-8 (filed with SEC on July 28, 1995 therein).
10(h)	Amendment to Registrant’s 1995 Stock Option Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 18, 1997 therein).
10(i)	Short Term Incentive Plan.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(i) therein).
10(j)	Amendment to Registrant’s 1995 Stock Option Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 27, 2001 therein).
10(k)	Registrant’s Savings and Security Plan.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(j) therein).
10(l)	Lease Agreements for Registrant’s Principal Offices substantially in the form of this Exhibit.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(l) therein).
10(m)	Forms of Stock Option Agreements.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(m) therein).
10(n)	Form of Restricted Shares Agreement.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(n) therein).
10(o)	Retention agreement substantially in the form of this exhibit for executives Richard A. Andre, Michael J. Cassanego, and Dean E. Stark.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(o) therein).

Exhibit No.	Description of Exhibit	Location
10(p)	Sale and Leaseback Agreement between 21st Century Insurance Company and General Electric Capital Corporation, for itself, and as agent for Certain Participants, as amended, dated December 31, 2002.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(p) therein).
10(q)	Registrant’s 2004 Stock Option Plan incorporated herein by reference from the Registrant’s DEF 14A dated April 21, 2004.	Proxy Statement on Form DEF 14A (filed with SEC on April 21, 2004 therein).
10(r)	Summary of Director Compensation.	Annual Report on Form 10-K (filed with SEC on February 23, 2006; Exhibit 10(r) therein).
10(s)	Chief Executive Officer Short Term Incentive Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 21, 2004 therein).
10(t)	Retention agreement between Lawrence P. Bascom, CFO, and Registrant, dated November 29, 2004.	Current Report on Form 8-K (filed with SEC on December 1, 2004; Exhibit 10.1 therein).
10(u)	License Agreement between Registrant and Century 21 Real Estate Corporation, dated November 30, 2004.	Current Report on Form 8-K (filed with SEC on December 9, 2004; Exhibit 10.1 therein).
10(v)	Amendments to Lease Agreements for Registrant’s Principal.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(v) therein).
10(w)	Registrant’s Supplemental Pension Plan, Restatement No. 1, effective as of January 1, 1996.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(w) therein).
10(x)	Supplemental 401(k) Plan, of 21st Century Insurance Company, Amendment and Restatement dated January 1, 2001 and Amendment dated January 1, 2004.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(x) therein).
10(y)	Registrant’s Executive Medical Reimbursement Plan.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(z) therein).
10(z)	Retention agreement between Bruce Marlow, President and CEO, and Registrant, dated September 14, 2005.	Current Report on Form 8-K (filed with SEC on September 19, 2005; Exhibit 10.1 therein).
10(aa)	Amendments to form of stock option agreements between certain executives and Registrant.	Current Report on Form 8-K (filed with SEC on February 28, 2006; Exhibits 99.1 and 99.2 therein).
10(bb)	Amendment to retention agreements between certain executives and Registrant.	Current Report on Form 8-K (filed with SEC on February 28, 2006; Exhibits 99.3 therein).
10(cc)	Employment agreement between Steven P. Erwin, Sr. Vice President and CFO, and Registrant, dated May 5, 2006.	Current Report on Form 8-K (filed with SEC on May 11, 2006; Exhibit 10.1 therein).
14	Code of Ethics.	Annual Report on Form 10-K (filed with SEC on February 23, 2006).
21	Subsidiaries of Registrant.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

AMOUNTS IN THOUSANDS
December 31,	2006	2005
Assets
Cash	$25,921	$2,667
Fixed maturity securities available-for-sale, at fair value (amortized cost: $16,769 and $14,648)	16,197	14,197
Accounts receivable from subsidiaries *	—	7,429
Investment in unconsolidated insurance subsidiaries, at equity *	852,978	858,144
Property and equipment, at cost less accumulated depreciation of $44,159 and $35,498, including software leased to a subsidiary of $114,738 and $106,741 (net of accumulated depreciation of $43,780 and $34,960, respectively)	114,738	106,741
Other assets	6,569	3,296
Total assets	$1,016,403	$992,474
Liabilities and stockholders’ equity
Senior notes	$99,910	$99,897
Term loan due to subsidiary *	—	58,000
Other liabilities	6,949	4,605
Accounts payable to subsidiaries *	10,995	—
Total liabilities	117,854	162,502
Stockholders’ equity	898,549	829,972
Total liabilities and stockholders’ equity	$1,016,403	$992,474

* Eliminated in consolidation

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

AMOUNTS IN THOUSANDS
Years Ended December 31,	2006	2005	2004
Revenues
Dividends received from subsidiaries *	$110,000	$—	$—
Rental income from software lease to subsidiary *	9,438	8,151	6,735
Interest and other income	952	708	326
Total revenues	120,390	8,859	7,061
Expenses
Loan interest and fees	9,777	7,302	6,035
Depreciation expense	11,602	12,311	5,017
Other expenses	6,924	3,776	3,867
Total expenses	28,303	23,389	14,919
Income (loss) before provision for income taxes	92,087	(14,530)	(7,858)
Provision for income tax benefit	3,397	5,267	7,267
Net income (loss) before equity in undistributed loss of subsidiaries	95,484	(9,263)	(591)
Equity in undistributed income of subsidiaries	1,744	96,689	88,816
Net income	$97,228	$87,426	$88,225

* Eliminated in consolidation

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS
Years Ended December 31,	2006	2005	2004
Net cash provided by operating activities	$39,940	$15,495	$22,133
Investing activities
Net purchases of investments available-for-sale	(2,172)	—	(14,768)
Net purchases of property and equipment	(20,756)	(18,686)	(22,960)
Net cash used in investing activities	(22,928)	(18,686)	(37,728)
Financing activities
Proceeds from exercise of options	5,675	4,649	576
Proceeds from term loan due to subsidiary *	28,000	40,000	18,000
Excess tax benefit from stock-based compensation	154	—	—
Repayment of advance from subsidiary *	—	(26,760)	(17,103)
Dividends paid	(27,587)	(13,724)	(8,546)
Net cash provided by (used in) financing activities	6,242	4,165	(7,073)
Net increase (decrease) in cash	23,254	974	(22,668)
Cash, beginning of year	2,667	1,693	24,361
Cash, end of year	$25,921	$2,667	$1,693

Non-cash financing activity:
Settlement of term loan due to subsidiary with a portion of the dividend from subsidiary*	$(86,000)	—	—

* Eliminated in consolidation

See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE II

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

21st Century Insurance Group’s (the “Registrant”) investment in subsidiaries is stated at cost plus equity in undistributed income (loss) of subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of 21st Century Insurance Group and subsidiaries included in the Registrant’s 2006 Annual Report on Form 10-K.

The balance sheets of the Registrant include accounts receivable from, or payable to, its subsidiaries, the investment in unconsolidated subsidiaries, and term loans due to subsidiary. These balances are eliminated in the related consolidated financial statements.

The Registrant includes in its statement of operations dividends from its subsidiaries and equity in undistributed income of subsidiaries, which represents the net income of each of its wholly-owned subsidiaries. The Registrant also leases certain software to its subsidiaries and receives rental income. The base amount upon which monthly rent is calculated is the cost of the software acquired. Interest at a rate of 7.02% is then charged to the subsidiaries. In addition, loan interest is charged to the Registrant by its subsidiary for a series of term loans drawn under a term loan line made available by the subsidiary. All of these intercompany transactions are eliminated in the related consolidated financial statements.

Property and Equipment

A summary of property and equipment follows:

December 31,	2006	2005
Furniture and equipment	$379	$538
Software currently in service	144,311	132,632
Software projects in progress	14,207	9,069
Subtotal	158,897	142,239
Less accumulated depreciation, including $43,780 and $34,960 for software currently in service	(44,159)	(35,498)
Total	$114,738	$106,741

Intercompany Lease Arrangement

Effective December 31, 2003, the California Department of Insurance approved an intercompany lease, whereby 21st Century Insurance Company, a wholly-owned subsidiary, leases certain computer software from the Registrant. The monthly lease payment, currently $0.8 million, started in January 2004 and is subject to upward adjustment based on the cost incurred by the Registrant.

Senior Notes

Senior Notes in the amount of $100.0 million net of discount are due and payable in 2013. Interest accrues at 5.9% per annum and is payable semi-annually. The Registrant used the funds from the Senior Notes to contribute capital to one of its insurance subsidiaries and for other long-term purposes. Future commitments to repay the Senior Note and interest are as follows: 2007 - 2012 - $5.9 million per annum; 2013 - $105.9 million.

Term Loans Due to Subsidiary

An intercompany term loan line was structured with the Registrant’s primary insurance subsidiary, 21st Century Insurance Company, in October 2004. Funds are made available under the term loan line, which automatically renews every twelve months, to the Registrant through individual notes with three year maturities. Proceeds from the loan have been used to provide working capital for projects to modify, update and improve information technology for use by the Registrant and its affiliates, and other purposes.
.

21ST CENTURY INSURANCE GROUP (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT WHERE NOTED
DECEMBER 31, 2006

The effective interest rate on the notes is the three-year Applicable Federal Rate (“AFR”) at the time of a draw, plus a margin of 1.58%. The AFR is the minimum interest rate under tax law that avoids the IRS below-market interest loan rules. Interest is accrued and payable at the end of the term of the note.

In 2005, an amendment was approved by the California Department of Insurance that increased the maximum draw amount from $40.0 million to $150.0 million, with interest rates varying from 4.06% to 5.92%. Interest expense on the term loan due to the subsidiary for the years ended December 31, 2006 and 2005 was $3.7 million and $1.3 million, respectively. Interest payable on the term loan at December 31, 2006 and 2005 was $0.2 million and $1.3 million, respectively. The term loan line had a zero balance at December 31, 2006.

Commitments and Contingencies

The Registrant has guaranteed the obligation under capital lease of 21st Century Insurance Company. The Registrant is also party to a number of operating leases for occupied premises and software commitments. The Company’s noncancelable commitments at December 31, 2006 are included in Note 12 of the Notes to Consolidated Financial Statements.

Dividends

The Registrant’s primary insurance subsidiary, 21st Century Insurance Company, declared a $110.0 million dividend that was distributed to the Registrant in the form of a non-cash settlement of the $86.0 million term loan due to that subsidiary and a $24.0 million cash payment. No dividends were received from any of its subsidiaries in 2005 and 2004.

SIGNATURES OF OFFICERS AND BOARD OF DIRECTORS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2007	21ST CENTURY INSURANCE GROUP
(Registrant)
By: /s/ Bruce W. Marlow
Bruce W. Marlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 26th of February 2007.

Signature	Title
/s/ Bruce W. Marlow
Bruce W. Marlow	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven P. Erwin
Steven P. Erwin	Sr. Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jesús C. Zaragoza
Jesús C. Zaragoza	Vice President and Controller

/s/ Robert M. Sandler
Robert M. Sandler	Chairman of the Board

/s/ Steven J. Bensinger
Steven J. Bensinger	Director

/s/ John B. De Nault, III
John B. De Nault, III	Director

/s/ Carlene M. Ellis
Carlene M. Ellis	Director

/s/ R. Scott Foster, M.D.
R. Scott Foster, M.D.	Director

Roxani M. Gillespie	Director

Jeffrey L. Hayman	Director

/s/ Phillip L. Isenberg
Phillip L. Isenberg	Director

/s/ Keith W. Renken
Keith W. Renken	Director

/s/ Thomas R. Tizzio
Thomas R. Tizzio	Director