Form 10-K/A
period 2006-12-31
21ST CENTURY INSURANCE GROUP
filed 2007-04-26
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

There were 87,924,505 shares of common stock outstanding on April 16, 2007.

Documents Incorporated By Reference:
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends 21st Century Insurance Group’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2007 (the “Original Filing”). We are filing this Amendment for the following reasons:

•	To include in Part II Item 9B interested party disclosures and annual report disclosures required by the New York Stock Exchange regarding certifications the Company has filed;

•
To include information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2006; and

•
In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as discussed above, we have not modified or updated the disclosures presented in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of our original Form 10-K.

Description	Page Number
Part II
Item 9B. Other Information	3
Part III
Item 10. Directors, Executive Officers and Corporate Governance	3
Item 11. Executive Compensation	9
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13. Certain Relationships and Related Transactions, and Director Independence	32
Item 14. Principal Accounting Fees and Services	33
Part IV
Item 15. Exhibits, Financial Statement Schedules	34
Signatures	36

Exhibit Index
31.1 Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)
31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

PART II

ITEM 9B. OTHER INFORMATION

The Annual Chief Executive Officer Certification to the New York Stock Exchange (the “Exchange”) was filed without any qualifications with the Exchange in June 2006. The certifications by the Chief Executive Officer and Chief Financial Officer, required under Section 302 of the Sarbanes-Oxley Act of 2002, were filed as exhibits to the Company’s Annual Report on Form 10-K and this Amendment No. 1 on Form 10-K/A.

Any shareholder or other interested party interested in communicating with members of the Board of Directors may send written communications to the Company’s Board of Directors, any of the individual Directors or the non-management Directors as a group, to the attention of the Corporate Secretary. The e-mail address, mailing address and telephone number are available on the Company’s website, www.21st.com.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

INFORMATION REGARDING BOARD OF DIRECTORS

The following individuals serve on our board of directors for a term of one year and until their successors are elected and take office:

Robert M. Sandler	Age 64
Director since 1994
Chairman of the Board of the Company. Executive Vice President - Domestic Personal Lines, Senior Casualty Actuary and Senior Claims Officer of American International Group (“AIG”) located in New York, NY.

Steven J. Bensinger	Age 52
Director since 2005
Executive Vice President and Chief Financial Officer of AIG located in New York, NY. He previously served as Executive Vice President and Chief Financial Officer of Combined Specialty Group (now Axis Specialty) in 2002 and as Executive Vice President of Trenwick Group Ltd. from 1999 to 2001. He currently is a director of Transatlantic Holdings, Inc., a majority owned subsidiary of AIG (“TRH”), and International Lease Finance Corporation, a wholly owned subsidiary of AIG (“ILFC”).

John B. De Nault, III	Age 59
Director since 1988
Chairman of the Board of Omnithruster, Inc. in Orange, CA and private investor with offices in Orange County, CA. He also currently serves as Vice Chairman of the Board of Liberty Bank. Mr. De Nault is a trustee for the University of Redlands. He is the son of John B. De Nault, former Chairman and Director of the Company.

Carlene M. Ellis	Age 60
Director since 2004
Retired as a Vice President of Intel Corporation in 2003. She currently is a director of The Education Financing Foundation of California. Ms. Ellis is also a member of the Advisory Board for the Graduate School of Management for the University of California at Davis.

R. Scott Foster, M.D.	Age 66
Director since 1986
Ophthalmologist in Stockton, CA and Clinical Professor at Stanford University. He is the son of the late Louis W. Foster, Founder of the Company.

Roxani M. Gillespie	Age 65
Director since 1998
Partner in the law firm of Barger & Wolen located in San Francisco, CA. She served as the California Insurance Commissioner from 1986 to 1991.

Jeffrey L. Hayman	Age 47
Director since 2002
Mr. Hayman joined AIG in 1998 and is currently Regional President, General Insurance, AIG Companies Far East (Japan and Korea); Chairman and CEO of AIU Insurance Company - Japan Branch; as well as Vice President, Foreign General Insurance, AIG, Inc. He also serves on the Board of Directors of Fuji Fire & Marine Insurance Company and Japan International Accident & Fire Insurance Company. Mr. Hayman is a Chartered Financial Consultant and Chartered Life Underwriter.

Phillip L. Isenberg	Age 68
Director since 2004
President of Isenberg/O’Haren Government Relations since 2004. Mr. Isenberg previously served as a member of the California State Assembly from 1982 to 1996 and Mayor of Sacramento from 1975 to 1982.

Bruce W. Marlow	Age 58
Director since 2000
Vice Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Marlow previously served as Chief Operating Officer of auto insurer Progressive Corporation and as a Senior Vice President of Allstate Corporation. He is a board member of the Property Casualty Insurance Association (PCI) and the Los Angeles Philharmonic.

Keith W. Renken	Age 72
Director since 2002
Retired as Senior Partner and Chairman, Executive Committee of Southern California, of the public accounting firm Deloitte & Touche in 1992, Mr. Renken currently serves as a director of East West Bank and Willdan Group, Inc.

Thomas R. Tizzio	Age 69
Director since 2006
Retired from AIG as Senior Vice Chairman, General Insurance in 2006. Mr. Tizzio remains as an Honorary Director of and adviser to AIG and serves as a director of TRH and ILFC. Mr. Tizzio joined AIG in 1967 and subsequently held a number of management positions in AIG's property-casualty insurance and reinsurance operations. He also currently serves as a trustee of the American Institute for Property and Liability Underwriters and the Insurance Institute of America.

EXECUTIVE OFFICERS

The following is information concerning the executive officers of the Company.

Officers of the Company	Age	Served As Officer Since	Business Background
Bruce W. Marlow	58	2000
Vice Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Marlow previously served as Chief Operating Officer of auto insurer Progressive Corporation and as a Senior Vice President of Allstate Corporation. He is a board member of the Property Casualty Insurance Association (PCI) and the Los Angeles Philharmonic.

Richard A. Andre	57	1988
Senior Vice President, Human Resources. Before joining the Company in 1988, Mr. Andre was with Fidelity National Title Insurance Company. Prior to that time, he was with Safeco Corporation where he held a variety of positions including Vice President of Personnel for Safeco Title Insurance Company.

Michael J. Cassanego	56	1999
Senior Vice President, General Counsel and Secretary. Mr. Cassanego joined the Company in 1999. He was previously employed by Industrial Indemnity Company, serving in several positions including Senior Vice President, Secretary and General Counsel, and its successor, Fremont Compensation Insurance Group.

Steven P. Erwin	63	2006
Senior Vice President and Chief Financial Officer. Mr. Erwin joined the Company in 2006. He was Principal with Interim CFO Resources from 2003 through 2006. Prior thereto, he served as Executive Vice President and CFO at Health Net, Inc. from 1998 to 2002.

Marlis S. Kerby	54	2004
Senior Vice President, Information Technology. Ms. Kerby joined the Company in 1998, serving in various capacities in the Information Technology Department. She has over 25 years of information technology experience in a variety of industries.

Allen Lew	43	2003
Senior Vice President and Chief Actuary. Mr. Lew joined the Company in April 2003. He was previously employed by Allstate Insurance Company as Director of Pricing from 2001 to 2003 and New England Fidelity Insurance Company as Senior Vice President, Chief Financial Officer and Treasurer from 1999 to 2001.

John M. Lorentz	54	1996	Vice President, Finance. Mr. Lorentz joined the Company in 1996. He was previously employed by Transamerica Financial Services in various capacities, including Vice President and Controller.

Michael T. Ray	52	2005
Senior Vice President, Customer Processes. Before joining the Company in June 2005, Mr. Ray served as President of MTR Technical Services for 3 years and previously, as Group Senior Vice President of Assurant Solutions.

Caren L. Silvestri	53	2000
Vice President, Customer Processes. Ms. Silvestri joined the Company in 1982, serving in various positions in Marketing, Operations and Underwriting. She has over 25 years experience in the insurance industry.

Dean E. Stark	53	1993	Senior Vice President, Claims. Mr. Stark joined the Company in 1979, serving in numerous claim positions including Vice President. He has over 30 years of experience in the insurance industry.

Anthony W. Tomich	36	2006
Treasurer & Investor Relations Officer. Mr. Tomich joined the Company in 2004, serving as Assistant Vice President and Assistant Treasurer until assuming his current responsibilities. Prior thereto, from March 2003, he was Director of Finance at Medsn, Inc. Previously, from February 2001, he served as a Business Unit CFO at DirecTV Broadband, Inc.

Jesus C. Zaragoza	33	2006
Vice President and Controller since May 2006. Mr. Zaragoza joined the Company in 2003 and was appointed Assistant Vice President and Controller in April 2004. Previously, he worked in the audit practice of Deloitte & Touche for 7 years.

Each officer serves at the pleasure of the Board of Directors. Every person chosen by the Board of Directors to be an executive officer is listed above.

BOARD OF DIRECTORS AND COMMITTEE MEETINGS

The business of the Company is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis during the year to review significant developments affecting the Company and to act on matters requiring Board approval and special meetings when necessary. The Board of Directors met five times during 2006. Each Board member, except Mr. Bensinger, participated in at least 75% of the meetings of the Board and Committees of the Board on which he or she served. Board members, unless excused by the Chairman of the Board of Directors, are expected to attend the Annual Meeting of Stockholders. In year 2006, every director, except Mr. Bensinger and Mr. Tizzio, attended the meeting.

The Board of Directors has standing Audit, Compensation, and Nominating and Corporate Governance Committees, as described in further detail below. The Committees’ charters, the Corporate Governance Guidelines, the Code of Ethics and the Code of Business Conduct are available on the Company’s web site (www.21st.com) and, upon request, are available in print to any stockholder.

Controlled Company and Independent Directors

Pursuant to the rules of the New York Stock Exchange (“NYSE”), the Company is deemed a “controlled company” because over 50% of the outstanding common stock is owned by subsidiaries of AIG. Therefore, the Board of Directors has determined that a majority of the members are not required to be independent directors pursuant to the rules of the NYSE and the Securities & Exchange Commission (“SEC”). In addition, neither the Nominating and Corporate Governance Committee nor the Compensation Committee is required to have members comprised solely of independent directors as a result of the Company's status as a “controlled company”.

In fact, a majority of the members are not independent directors due to either their affiliation with AIG or status as an employee of the Company. The Board of Directors has reviewed the above rules and its Director Independence Standards and considered the qualifications of all nominees, including business relationships with AIG. After due consideration, the present Board has determined that John B. De Nault, III, Carlene M. Ellis, Phillip L. Isenberg, R. Scott Foster, and Keith W. Renken are independent directors pursuant thereto. The Board thereafter determined that each of these individuals, except Mr. Isenberg, is eligible to serve on its Audit Committee. Stockholders are urged to read the Director Independence Standards below in their entirety. Each of the Company’s committees presently has at least one independent director (as determined by the Board) serving thereon.

Director Independence Standards

Pursuant to the NYSE listing standards, a director shall be deemed to have a material relationship with 21st Century Insurance Group and its affiliates (“21st”) and shall not be considered “independent” if any of the following relationships with 21st exists:

•	A director who is, or has been within the last three years, employed by 21st or AIG or has an immediate family member employed as an executive officer of 21st.

•
A director who receives, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 from 21st or AIG, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not in any way contingent on continued service) and other than compensation received by an immediate family member as a non-executive employee of 21st or AIG.

•
A director (A) who is or has an immediate family member who is, a current partner of a firm that is 21st’s internal or external auditor; (B) who is a current employee of such a firm; (C) who has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) who was, or has an immediate family member who was, within the last three years (but no longer) a partner or employee of such a firm and personally worked on 21st’s audit within that time.

•
A director who is, or has been within the last three years, employed, or has an immediate family member who is, or has been within the last three years, employed as an executive officer of another company where any of 21st’s present executives serves on that company’s compensation committee.

•
A director who is currently employed, or has a family member currently employed as an executive officer, by a for-profit company that makes payments to or receives payments from 21st for property or services in an amount which, in any of the last three fiscal years, exceeds, in any single fiscal year, the greater of $1 million or 2% of the other company’s consolidated gross revenues.

The following relationships and transactions shall not be deemed material for purposes of the NYSE listing standards. The fact that a particular relationship or transaction is not addressed by the below standards or exceeds the thresholds in these standards shall not create a presumption that the director is or is not “independent’’.

•
A relationship arising solely from a director’s status as an executive officer, employee or a greater than 10% equity owner of a for-profit corporation or organization that has made payments to or received payments from 21st or AIG so long as the payments made or received during any of the past three fiscal years are not in excess of the greater of $1 million or 2% of the other company’s consolidated gross revenues for the fiscal year in which the payments were made (based on the other company’s most recently available financial statements).

•	A relationship arising solely from director’s ownership of 10% or less of the equity interests in an entity that has a relationship or engages in a transaction with 21st or AIG.

•
A relationship arising solely from a director’s position as a director or advisory director (or similar position) of another for-profit or not-for-profit corporation or organization that engages in a transaction with 21st or AIG or receives contributions from 21st, AIG or the Starr Foundation.

•
A relationship arising solely from a director’s affiliation with a charitable organization as an executive officer that receives contributions from 21st, AIG or The Starr Foundation, so long as such contributions (other than employee matching contributions) for a calendar year are not in excess of the greater of $1 million or 2% of the organization’s consolidated gross revenues for the charitable organization’s most recent fiscal year for which financial statements are publicly available.

•	The ownership by a director of equity securities of 21st or AIG.

•	Any other relationship or transaction that is not required to be disclosed pursuant to Item 404(a) of Regulation S-K.

•	Any relationship or transaction with an immediate family member of a director that would fall within one of the preceding standards.

In addition to satisfying all of the independence criteria set forth above, all members of the Audit Committee must also meet the following requirements:

•
Director’s fees are the only compensation that members of the Audit Committee may receive from the Company or AIG. Audit Committee members may not receive consulting, advisory or other compensatory fees from the Company or AIG (other than in his or her capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board).

No member of the Audit Committee may be an "affiliated person" of the Company, any of its subsidiaries, or AIG, as such term is defined by the Securities and Exchange Commission.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee met twice during 2006. The Committee’s purposes include but are not limited to:

(1)
Identify and recommend qualified individuals to be members of the Board of Directors and its committees. Nominees to the Board of Directors may be proposed by current Board members, Company management, its stockholders and others. Evaluations are based upon several criteria including a person’s:

•	Personal and professional ethics, values and integrity;

•	Ability to work together as part of a team;

•	Commitment to representing the long-term interests of the Company;

•	Skill, diversity, background and experience with businesses and other organizations that the Board of Directors deems relevant;

•
Interplay of the person’s experience with the experience of other Board members, including the extent to which the person’s experiences would be a desirable addition to the Board and any of its committees; and

•	Ability and willingness to commit adequate time to the Company over an extended period of time.

The Committee utilizes a variety of methods for identifying and evaluating nominees. Its general policy is to assess the appropriate size of the Board of Directors and determine whether any vacancies are expected due to retirement or otherwise. If a vacancy is anticipated, the Committee considers potential candidates to fill the vacancy but, since the Company is a controlled company, deference is given to candidates suggested by AIG, the majority stockholder. The Committee strives to maintain an appropriate number of independent Board members while recognizing that a majority of the Board membership will be AIG nominees. Candidates may come to the attention of the Committee through its current members, stockholders, other Board members or other persons. Any stockholder nomination, proposed for consideration by the Committee, should include the nominee’s name and qualifications for Board of Director membership and be addressed to the Committee, c/o the Corporate Secretary. These candidates are evaluated at regular or special Committee meetings. The Board of Directors considers properly submitted stockholder nominations for candidacy.

(2)	Advise the Board of Directors on corporate governance matters, including the development and recommendation of Company’s corporate governance guidelines.

(3)	Oversee the evaluation of the Board’s performance.

The Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for outside counsel, experts and other advisors as the Committee deems appropriate to assist it in the performance of its functions.

Current committee members are Roxani M. Gillespie, Keith W. Renken, Thomas R. Tizzio, and Robert M. Sandler. The Board of Directors has determined that Mr. Renken is an “independent director”.

Compensation Committee

The Compensation Committee met five times during 2006. The Compensation Committee reviews and approves compensation policies and establishes the executive compensation on behalf of the Board of Directors. The Compensation Committee also reviews and approves equity-based compensation policies and determines the equity-based compensation, for the executive officers. For additional detail, including discussion of the Company’s processes and procedures for the consideration and determination of executive and director compensation, please refer to the Committee’s charter on the Company web site (www.21st.com), the Compensation Discussion and Analysis, beginning on page 9, the annual Compensation Committee Report on page 16 and the Director Compensation discussion on page 29 below. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. Current committee members are Robert M. Sandler, Carlene M. Ellis, R. Scott Foster, and Thomas R. Tizzio. Ms. Ellis and Mr. Foster have been determined by the Board to be “independent directors.”

Audit Committee

The Audit Committee met eight times during 2006. The Audit Committee is governed by a written charter available on the Company's web site at www.21st.com. The Committee represents and assists the Board in fulfilling its oversight responsibility for:

1)	The integrity of the Company's financial statements and the effectiveness of its system of internal controls;

2)	The Company's compliance with legal and regulatory requirements;

3)	The qualifications, independence, and performance of the independent auditors; and

4)	The performance of the internal audit function.

The current members of the Committee, who the Board has determined are "independent directors" and meet the financial literacy standards of the NYSE, are John B. De Nault, III, Carlene M. Ellis, R. Scott Foster and Keith W. Renken.

Mr. Renken, as a former senior partner of the accounting firm of Deloitte & Touche and a current adjunct professor at the University of Southern California, was determined by the Board, at its February 2006 meeting, to be an audit committee financial expert, as defined in SEC rules, and has also been determined by the Board to be an “independent director”, as indicated above.

Special Committee

On October 4, 2006, the Board of Directors formed a Special Committee, composed entirely of independent directors, to evaluate a potential proposal from AIG, the Company’s majority stockholder. The Committee consists of John B. De Nault III, Carlene M. Ellis, R. Scott Foster and Keith W. Renken. The Special Committee is authorized to retain any necessary financial and legal expertise. The Committee met ten times last year.

Executive Sessions of Independent and Non-management Directors

Pursuant to the Company’s Corporate Governance Guidelines, the non-management directors meet at regularly scheduled executive sessions, with no members of management present. Executive sessions of non-management directors are presided over by the Chairman of the Board of Directors or by another director selected by the majority of the non-management directors in attendance. The non-management directors met once last year.

Those directors who are classified as "independent directors" also meet in executive session at least once a year. Executive sessions of independent directors are presided over by the Chairman of the Audit Committee or by another director selected by the majority of the independent directors in attendance. The independent directors met seven times in 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater-than-ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of reports furnished to the Company and written representations that no other reports were required during the 2006 fiscal year, all Section 16(a) filing requirements were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Philosophy of Compensation Program

The Compensation Committee (as used in this section of the Form 10-K/A, the “Committee”) currently reviews, establishes and approves the compensation granted to the named executive officers listed in the Summary Compensation Table (“NEOs”) and the other executive officers, and notifies the Board of Directors accordingly. The Committee’s fundamental policy has been to offer the Company’s NEOs and other executive officers competitive compensation opportunities based in large part upon their contributions to the success of the Company. The Company employs a “total direct compensation” perspective to review compensation, and believes in compensating Company executives for demonstrated and sustained levels of performance in their individual jobs. For this purpose “total direct compensation” consists of base salary and short-term and long-term incentives. The achievement of higher levels of performance and contribution is rewarded by higher levels of compensation.

The Committee operates under a charter, available on the Company’s website, and meets according to an annual schedule with additional meetings scheduled as necessary. In making compensation decisions the Committee receives input from executive management and the Committee’s independent consultants, including Hewitt and Associates, Mercer Consulting and Towers Perrin, both outside of the meetings and in executive session. The Committee reviews and approves proposed compensation programs designed for short and long-term incentives, supplemental benefits, and perquisites and sets incentive plan performance targets after obtaining input from management and independent sources.

The Committee’s primary principles in determining the compensation levels for the NEOs and other executive officers have been as follows:

1.
Be competitive in the insurance industry but with greater emphasis on incentives to increase the relationship of compensation to Company performance and offer greater compensation potential for superior performance;

2.	Emphasize continuity of management in order to enhance stockholder value;

3.	Meet local and national market conditions in order to attract and retain top talent;

4.	Provide greater emphasis on long-term compensation in order to reinforce long-term value creation for stockholders and match competitors’ practices; and

5.
Use equity compensation, historically emphasizing stock options, to increase the alignment of the NEOs with stockholders, motivate creation of stockholder value, offer the greatest potential for gains relative to costs to the Company, and match competitors’ practices.

Role of Executive Officers in Compensation Decisions

The CEO, in consultation with the Senior Vice President, Human Resources, annually reviews and evaluates the performance of each executive officer, other than the CEO. Based upon this review, the CEO makes compensation recommendations to the Committee, which, in its discretion, approves and/or modifies those recommendations.

Setting Executive Compensation

In designing the compensation program for the executive officers, the Committee relies upon information presented by executive management and its independent consultants to make competitive compensation comparisons, but does not attempt to set specific compensation standards. The Committee reviews benchmarking analyses of peer companies selected by the consultants, in consultation with the Committee and executive management, as part of its process in determining compensation levels for the NEOs. These peers are competitors in the personal insurance or a related industry and have similar business models or financial characteristics. For 2006, this peer group consisted of the following:

Alfa Corp.	Infinity Property and Casualty Co.
Alleghany Corp.	Mercury General Corp.
Argonaut Corp.	RLI Corp.
Commerce Group Inc.	Safety Insurance Group Inc.
Erie Indemnity Co.	State Auto Financial Corp.
Harleysville Group, Inc.	Zenith National Insurance Corp.

Since it is difficult to isolate peer companies of similar size and scope of operation, the Committee also receives compensation data on competitors Allstate Corp., Progressive Corp., Safeco Corp., and St Paul Travelers Cos Inc., all with greater market penetration than the Company, and general industry data. This information serves as reference points, aiding the Committee in establishing appropriate compensation levels.

Executive management annually compares the compensation for selected senior management positions, including the CEO, but, such as in 2006, retains outside consultants to complete similar analyses, researching the companies listed above, for all NEOs every two or three years. This information is used to indicate whether base salary remains competitive, enabling the Company to attract and retain talented executives.

Elements of Compensation

The compensation program for the NEOs and other executive officers for fiscal year 2006 was comprised of the following elements:

1.	Base salary;
2.	Short-term incentive compensation;
3.	Long-term incentive compensation;
4.	Retention/severance arrangements;
5.	Retirement and other plans; and
6.	Perquisites and other benefits.

Additional financial information is included in the tables beginning on page 17 below.

Base Salary

The Company provides a base salary to executive officers to compensate them for their performance and impact on the Company’s results and to recognize their special skills, capabilities and contributions. Since the Company is located in Southern California, a high-cost locality, the base salary for a new executive is intended to attract and retain superior talent, provide a reasonable standard of living, and meet competitors’ practices.

The base salary is a critical part of an executive officer’s compensation package in that it is a guaranteed payment for services rendered. Additionally, it is one of the components used as a base amount to calculate the awards for his or her short-term and long-term incentive compensation. Base salary and short-term incentive plan cash bonuses are used in the calculation of benefits under the Company’s retirement plans, including the Supplemental Executive Retirement Plan. Therefore, the base salary, and its “multiplier effect” on other components of total compensation, is carefully considered by the Committee in assessing and ensuring a competitive total compensation package.

The Committee uses the following factors to determine base salary levels for executive officers:

1.
The CEO’s evaluations and recommendations regarding internal pay equity and performance in areas of job knowledge, performance and skills, compliance with applicable laws and regulations, interpersonal relations, adaptability and individual goals;

2.	Prior compensation; and

3.	Competitors’ practices.

The Committee generally targets percentage increases of base salary at the low end of the market trends if the current salary remains competitive. The Committee normally evaluates the base salaries of the NEOs, including the CEO, annually in February as part of a general review of the Company’s performance and in conjunction with the determination of short-term and long-term incentive awards. If a promotion occurs mid-cycle, the Committee also approves all changes in the NEO’s compensation package.

For 2006, the Committee, based upon the recommendation of executive management, adjusted the base salary for the executive officers except Mr. Marlow, from 0 - 15%, based upon each person’s contributions to enhancing Company performance. For 2007, increases in base salary for the executive officers (effective April 1, 2007), again excluding Mr. Marlow, ranged from 2% - 13%, again based upon each person’s contributions to enhancing Company performance.

In addition to the factors described above, Mr. Marlow’s base salary adjustments are tied closely to the Company’s overall performance. Key components are revenue growth, the combined ratio, net income and return on equity. Consideration is also given to other relevant performance factors or accomplishments influencing stockholder value.

Based on these factors, the Committee recommended an increase in Mr. Marlow’s base salary for 2006 from $800,000 to $900,000, which increase was evaluated and determined by the Committee and approved by the Board of Directors in February 2006. In December 2006, the sole responsibility for determining Mr. Marlow’s salary was placed with the Committee. In February 2007, the Company granted Mr. Marlow an increase of $50,000 (effective April 1, 2007) and reported that decision to the Board of Directors.

Short-Term Incentive Compensation

The Company provides the NEOs and other participants the opportunity to receive additional cash compensation each year under the Company’s Short Term Incentive (“STI”) Plan. STI Plan payments for the NEOs and other participants are based upon the enhancement of value created for the stockholders as measured by a pre-established formula based on the Company’s revenue growth rate and GAAP combined ratio. The CEO and other participants receive STI payments based on targeted percentages of their base salary. The formula and target percentages of base pay utilized in the determination were approved by the Committee or in the past, by the Board of Directors. Mr. Marlow’s cash-based short-term incentive compensation is based upon the same financial targets used under the STI Plan and is determined in compliance with the Company’s Chief Executive Officer Short Term Incentive Plan (“CEO Plan”) approved by the stockholders in 2004.

The Committee’s objectives for the STI Plan are threefold. First, to motivate improved Company performance by emphasizing performance-based bonuses. Next, to pay bonuses based upon the Company’s annual results. Finally, to pay for such performance by providing competitive cash compensation for achievement of aggressive levels of performance.

For the 2006 plan year, the overall amount of incentive compensation awarded was based on the Company’s 2006 results using the approved formula and targeted percentages of base salary of all participants. For 2006, revenues decreased by 2.3%, while the combined ratio of 93.7% was the lowest since 1999 and the net income of $97.3 million was the highest since 1998. The targets for 2006 and 2007 are a revenue growth rate of 15% and a combined ratio of 96%. Please refer to Summary of STI Plan below for further information on these targets. The resulting 2006 STI payout (paid in 2007) was 59% of the applicable target percentages of 2006 base salary. Individual bonuses awarded were based upon the formula and applicable target income percentage, subject to modification based upon individual or team results and contributions to strategic Company goals. The STI Plan allows the Committee to increase or decrease the STI Plan awards, in total or by individual, if the Committee decides, in its discretion, such adjustments are appropriate. The Committee did exercise this discretion, increasing the STI awards to certain NEOs for their individual performances or contributions. In the case of the CEO Plan, however, discretionary increases would not be fully deductible under Section 162(m) of the Internal Revenue Code.

In 2006, meeting the performance level at 100% of target performance for the executive officers could have resulted in payments to them from 50% to 150% of base salary. For 2006 performance, the executive officers were awarded STI payments from 29% to 88% of base salary. For 2007, the Committee has set the target bonus percentage at 300% and 150% of base salary for the CEO and the other NEOs, respectively. These percentages were 150% and 75% of base salary, respectively, for 2006. The increase in the target percentage of base salary for 2007 is in lieu of any Long Term Incentive (“LTI”) Plan award to the executive officers for 2007. No other changes in the STI Plan or CEO Plan were made for 2007.

The Committee and the Board of Directors have not yet established a policy regarding recovery of STI awards if the Company ever needs to restate its financial results. Such a decision will be made if and when the situation arises.

Summary of STI Plan

Purpose: To focus Management on business challenges and opportunities within their control in the current year. While current year results should be maximized, it should be done in context with the steady, long-term development of the Company and its franchise with consumers.

Composition

1.	The Short Term Incentive score is created by weighting the performance of the Core Business (as defined below), as externally reported to stockholders.
2.
An STI “pool” is created by multiplying the STI performance factor by the STI target percentage for each position and the paid salary of the individual. Management will recommend to the Compensation Committee any variances from the calculated amounts for each manager in the Plan based on that individual’s performance and contributions for the year.

3.
After approval of the Plan and communication of the Plan to Management, the “pool amount” result of this Plan may not be subsequently modified without the affirmative vote of 2/3 of the full Compensation Committee and 2/3 of the full Board.

4.
Any revisions to this STI Plan, such as to the Core Business matrix for a subsequent year, are to be completed and approved by the Compensation Committee and the Board by September 30th of the year prior to the change taking effect.

5.	Bonus accruals are included in underwriting results.

Core Business Component

1.	Core Business is defined as the ongoing Personal Lines business, as defined by the current “Exhibit A” in the Company’s earnings release.
a.	Any reorganization of companies, agencies, reinsurance transaction, etc. will be reconstituted to measure DWP and GAAP CR for the Core Business as currently defined.
b.	“Cross Sell” products will generally be recorded on an income or expense reduction basis, not as Gross Revenue.
2.	Results will be on a Calendar Year GAAP basis as externally reported to stockholders.
3.	Specifically excluded from results:
a.	Investment income, financing costs, taxes, etc.
b.	SB1899, Northridge and similar pre 2003 earthquakes and Homeowners Insurance.
c.	One time adjustments in Capitalized assets, such as for IT.
d.	Impact of CDI fines and other regulatory actions exceeding $1 million.
4.	Specifically includes the impact of new earthquakes, fire, flood and other natural disasters affecting the personal auto/core business.
5.	Results will be placed against the attached matrix to produce a Core Business STI Performance Score. Results falling between the listed points will be interpolated on a linear basis.

Target STI as a Percentage of Base Salary
	2007	2006
CEO	300%	150%
Operating Committee Officers	150%	75%
Other VP’s	100%	50%
MGR’s	25%	25%

STI Matrix

	CALENDAR YEAR GAAP COMBINED RATIO
% Growth in DWP	94	95	96	97	98	99	100	101	102
30%	200	185	170	145	120	100	85	50	0
25%	180	165	150	130	100	85	50	0	0
20%	165	150	125	110	75	50	0	0	0
15%	145	125	100	75	50	25	0	0	0
10%	130	105	85	65	35	20	0	0	0
5%	105	90	70	55	25	15	0	0	0
0%	75	65	50	40	20	10	0	0	0
-5%	40	30	25	0	0	0	0	0	0

Numbers in tables represent % of target bonus to be paid.
Actual results are interpolated between chart values.

Long-Term Incentive Compensation

The Company’s LTI Plan has been operated under the Company’s Restricted Shares and 2004 Stock Option Plans and has primarily used stock option awards as the long-term compensation vehicle for the executive officers. The Committee has not granted LTI awards to the NEOs or other executive officers in 2007, choosing instead to enhance the potential STI Plan awards for 2007 performance as described above.

Restricted Shares

The Committee may grant restricted shares awards to the executive officers and others consistent with a policy designed to align the interests of these individuals with those of the stockholders as approved by the stockholders in 1982. Such grants provide executive officers with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the Company.

Stock Options

In 1995, the Committee concluded that a stock option plan would enhance the linkage between stockholder value and executive compensation. Upon the Committee’s recommendation, in 2004, the Board of Directors adopted and stockholders approved the 2004 Stock Option Plan to replace the expiring 1995 Stock Option Plan. The 2004 Stock Option Plan helps to enable the Company to attract, retain and motivate key employees and non-employee directors and to further align their interests with those of the Company’s stockholders by providing for or increasing their proprietary interest in the Company. The Committee administers the 2004 Stock Option Plan and has the authority to select persons to be granted options and to determine exercise prices, vesting schedules and other provisions not inconsistent with the provisions of the 2004 Stock Option Plan.

The Company’s LTI Plan has used stock option awards granted under the 2004 Stock Option Plan as its primary long-term compensation vehicle for the executive officers. Each stock option award historically gives eligible employees the right to purchase shares of the Company’s common stock at a specified price (the market price on the effective date of the grant). Stock option awards vest at fixed numbers of shares per year over varying future periods.

The Committee’s approach toward establishing LTI Plan awards was to first establish a targeted percentage of base salary for the LTI Plan awards to be made to each NEO based upon the compensation study and factors described under “Setting Executive Compensation.” In 2006, the Committee established the target percentage of base salary at a maximum of 300% for Mr. Marlow and 150% for the other NEOs. Options granted in 2006 to the NEOs vest equally over a three-year period based on the grant date and have a ten-year term. The grant price for all options was the fair market value of Company common stock on the date of grant. To date during 2007, the Committee has not granted stock options to any NEO or other employee.

The Company typically grants LTI Plan awards to eligible employees, including the NEOs, at the Committee’s normally scheduled meeting each February after the Company’s Annual Report on Form 10-K is filed. The Company’s executive management recommends awards to the Committee, which, in its sole discretion, may accept, modify or reject it. The Committee’s decision is reported to the Board of Directors. Similar procedures exist for grants to new hires and promotional grants to current employees. In all situations, the current practice is that the grant price is the closing price of the Company stock on the New York Stock Exchange on the date of the Committee meeting or, if the Exchange is not open for business on that date, the closing price on the next business day.

Retention/Severance Arrangements

Retention Agreements

In order to retain certain executive officers, the Company has entered into retention agreements with four current executive officers (Richard A. Andre, Michael J. Cassanego, Bruce W. Marlow and Dean E. Stark) and one former senior officer, Lawrence P. Bascom. The Board of Directors approved these retention agreements to minimize the distractions or concerns these executives may have regarding substantial or adverse changes at the Company. The Board of Directors approved changes to these retention agreements in 2005 to avoid potential taxes to the executive officers under Section 409A of the Internal Revenue Code of 1986 (“Section 409A”). None of the changes enhanced the benefits to the executive officers in any respect. Certain changes were made to comply with Section 409A requirements.

Subject to certain exceptions and limitations, these retention agreements require the Company to take the following actions in the event that an executive officer, who is a party to a retention agreement, is terminated without “cause” (as defined in the applicable retention agreement) or resigns with good reason (as defined in the applicable retention agreement) or in the event that a successor to the Company or an affiliate of the Company to which the executive officer is transferred fails to assume the Retention Agreement:

1.	Other than with respect to Mr. Marlow, make a one-time cash payment to such officer equal to 2.5 times his or her annual base salary (Mr. Marlow is entitled to 3.5 times annual base salary);

2.
Vest all of such executive officer’s stock options, waive the 90 day post-termination provisions in the executive officer’s stock option agreements, and allow such options to be exercisable for their full remaining term, subject to a 5-year maximum; and

3.	Provide to the executive officer and his spouse and dependents for 30 months all life, disability, accident and health benefits at substantially similar benefit levels.

If the executive officer is entitled to and actually receives severance benefits payable under the Executive Severance Plan, he or she is not entitled to benefits under the retention agreement.

Individual Hire Agreements

Individual hire agreements were presented to Steven P. Erwin and Michael T. Ray by the Company’s CEO, Mr. Marlow, as a material inducement to their joining the Company. Mr. Erwin, the Company’s CFO, is eligible for certain severance payments, retirement benefits and vesting of 150,000 stock options in the event of a change of control of the Company. Mr. Ray, a Senior Vice President, is eligible for a retention agreement, subject to Board approval and certain terms and conditions, authorizing a severance benefit equal to 2.5 times his base salary.

Please refer to the section entitled “Potential Payments upon Termination or Change of Control” below for additional information on all these agreements.

Executive Severance Plan

The Company maintains an Executive Severance Plan for the protection of its interests and those of the NEOs in the case of a “change of control”, as defined. The goal of the plan is to maintain the continuity of Company operations and to provide income protection in the event of involuntary loss of employment.

The Executive Severance Plan covers each of the Company’s executive officers. If an executive officer is terminated for reasons other than death, long-term disability, or good cause within a three-year period following a change of control of the Company, or if the executive officer resigns after significant adverse changes in his or her authority, duties, compensation, benefits or geographical location during the three-year period following a change in control, then the executive officer is entitled to a lump sum severance payment of one to three times his or her current annual salary and bonus. All severance payments are limited to the amount deductible to the Company under the provisions of Internal Revenue Code Section 280G.

Please refer to the section entitled “Potential Payments upon Termination or Change of Control” below for additional information on this plan.

Retirement and Other Plans

The NEOs are eligible for the same benefits that are available to Company employees generally. These include participation in a tax-qualified pension and 401(k) plan and group life, health, dental, vision, and disability insurance plans.

Pension Plan

The Company’s Pension Plan is a noncontributory defined benefit plan for all employees under which normal retirement is age 65 and early retirement can be elected by any participant who has reached age 55 and has at least 10 years of service. Subject to certain maximum and minimum provisions, pension benefits under the Pension Plan are based on an employee’s career average compensation and length of service. The annual pension benefit payable upon normal retirement is equal to the sum of the accruals for each year a participant was in the plan.

At retirement, the participant has various life and contingent annuity payment elections. For purposes of the Pension Plan, compensation includes base annual salary plus overtime and bonuses. These pension benefits serve as an offset in calculating benefits for participants under the Supplemental Executive Retirement Plan.

Supplemental Executive Retirement Plan

Executive officers, management or highly compensated employees, nominated by the Chief Executive Officer and approved by the Board of Directors, are eligible to participate in the Supplemental Executive Retirement Plan, which is intended to provide additional retirement security for eligible participants. The Supplemental Executive Retirement Plan (the “SERP”) is a non-qualified defined benefit plan under which normal retirement is age 65 with at least 15 years of service, and early retirement can be elected by any participant who has reached age 55 with at least 10 years of service. The annual retirement benefit payable for 15 years is equal to 60% of the average of the three highest consecutive years of compensation, defined as any base salary and STI payments, during the ten-year period preceding retirement, reduced by the participant’s benefit under the Pension Plan and 50% of the participant’s social security benefit. All NEOs, except Mr. Zaragoza, participate in the SERP.

The 401(k) Savings and Security Plan

This Plan is available to the NEOs and other eligible Company employees enabling them to contribute certain percentages of their annual base salary and STI into the Plan. The Company will match 75% of the first 6% of an employee’s eligible compensation contributed to the Plan, subject to the maximums permissible under the Internal Revenue Code.

Pension Supplemental Plan and 401(k) Supplemental Plan

Effective January 1, 1996, the Company adopted the Pension Supplemental Plan and the 401(k) Supplemental Plan. Each is a non-qualified deferred compensation plan designed for certain executive officers and key employees of the Company whose benefits under the Company’s qualified Pension and 401(k) Plans have been limited by certain provisions of the Internal Revenue Code (the “Code”). All NEOs are eligible to participate in these plans.

The Pension Supplemental Plan provides a benefit equal to the difference between the pension that would be payable under the Pension Plan, absent the Code’s limitations upon compensation considered in calculating pension benefits, and the actual benefits payable subject to those limitations. If a participant in this plan is also entitled to receive benefits under the Supplemental Executive Retirement Plan, the Pension Supplemental Plan benefits will be reduced accordingly.

The 401(k) Supplemental Plan permits certain executive officers and key employees to defer an amount of current compensation which, in addition to amounts actually contributed to the 401(k) Plan, allows the participant to defer the full amount of contributions that could have been deferred under the 401(k) Plan without regard to limitations which the Code places on contributions and eligible compensation. To the extent that such limitations preclude a participant’s account from receiving matching contributions under the 401(k) Plan, the participant will receive a like amount of matching contributions under the 401(k) Supplemental Plan.

Executive Medical Reimbursement Plan

The Company offers an Executive Medical Reimbursement Plan covering each of its executive officers and their immediate family members. Reimbursement of up to $5,000 of medical, dental, and other similar expenses annually (that are not covered under the Company’s other medical and dental plans) is available to the officers under a fully insured plan.

AIG Employee Stock Purchase Plan

On an after-tax basis, this Plan allows Company full-time employees, including the NEOs, to purchase shares of AIG’s common stock at a 15% discount from the prevailing market price at specific dates, subject to a maximum purchase of $10,000 per annum.

Perquisites and Other Benefits

The Company provides certain perquisites and other benefits to the NEOs to provide for their health and welfare and enable them to better perform their assigned responsibilities. These benefits include annual physical examinations, car allowances and fees for DSL lines in their residences. In addition, the CEO is provided with security resources.

Tax Considerations

The Company has reviewed Section 162(m) of the Internal Revenue Code, which generally limits the deduction of compensation paid to a company’s chief executive officer and each of the other four highest compensated executive officers, to $1,000,000 for each individual, unless certain requirements for performance-based compensation are satisfied. The Committee believes that payments to Mr. Marlow pursuant to the CEO Plan will be deductible under Section 162(m). None of the compensation deduction attributable to stock options granted by the Company is limited by this section, but compensation deductions attributable to restricted stock grants, generally equaling the fair market value of the underlying stock on the date of vesting, do not qualify as an exception. While the Committee considers Section 162(m) in evaluating compensation of executive officers, it is only one of several factors considered in arriving at a compensation package.

Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments. None of the NEOs are provided with tax gross-up payments in the event payments to them become subject to this excise tax. Instead, their benefits will be limited to the maximum payout that would result in no portion of the payout being subject to the excise tax.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee (the “Committee”) is composed of two non-employee directors, Mr. Sandler and Mr. Tizzio, and two non-employee independent directors, Ms. Ellis and Dr. Foster. It oversees the Company’s compensation programs on behalf of the Board of Directors, reviews and approves the overall compensation program for the Chief Executive Officer and other members of senior management, including the named executive officers, and determines and administers their compensation. The Committee also oversees the administration of the Company’s overall incentive compensation plans and equity-based compensation plans. In fulfilling these responsibilities, the Committee seeks input, as necessary, from independent consultants. Each Committee member is a non-employee director under Rule 16b-3 of the Securities and Exchange Act of 1934 and an outside director within the meaning of Section 162(m) of the Internal Revenue Code.

The Committee’s fundamental policy has been to offer the Company’s executive officers competitive compensation opportunities based in large part upon their contributions to the success of the Company. The Company believes in compensating its executives for demonstrated and sustained levels of performance in their individual jobs. The achievement of higher levels of performance and contribution is rewarded by higher levels of compensation.

In fulfilling its oversight responsibilities, the Committee reviewed and discussed the Compensation Discussion & Analysis (“CD&A”) with executive management. Based on those reviews and discussions, this Committee recommended to the Company’s Board of Directors that the CD&A be included in this Form 10-K/A, amending our Annual Report on Form 10-K.

The Committee’s recommendations as outlined in this report have been reviewed and approved by the Board of Directors.

Submitted by the Compensation Committee.

Robert M. Sandler
Carlene M. Ellis
R. Scott Foster
Thomas R. Tizzio

Compensation Committee Interlocks and Insider Participation

As indicated above, the Company’s Compensation Committee consists of Robert M. Sandler, Carlene M. Ellis, R. Scott Foster and Thomas R. Tizzio. No Committee member is or was an officer or employee of the Company or any of its subsidiaries and none was involved in any related-persons transaction.

EXECUTIVE COMPENSATION TABLES

The Summary Compensation Table sets forth the annual and long-term compensation and other compensation paid to the Company’s Chief Executive Officer, Principal Financial Officers and the four highest-paid executive officers (the “Named Executives” or “NEOs”), based on total compensation earned during 2006 less any change in pension value or non-qualified deferred compensation earnings. Future total compensation for each Named Executive, except Mr. Zaragoza, is subject to the retention agreement or individual hire agreement provided to him by the Company.

Stock option awards were made pursuant to our 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan supersedes the 1995 Stock Option Plan (the “1995 Plan”), which remains in effect only as to outstanding awards under the 1995 Plan. The value shown for the option awards reflects amounts recognized in 2006 for financial reporting purposes under Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payment, for stock option awards granted during 2006, except that estimates of forfeitures related to service-based vesting conditions have been disregarded. See Note 14 of the Notes to our audited Consolidated Financial Statements for the year ended December 31, 2006 included in our Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 for a complete description of the FAS 123R valuation, including the assumptions used.

Fiscal Year 2006 Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (STI)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation (4)	Total
Bruce W. Marlow Vice Chairman of the Board, Chief Executive Officer & President	2006	$896,154	$-	$-	$2,494,711	$796,500	$1,057,614	$110,390	$5,355,369
Michael J. Cassanego Senior Vice President, General Counsel & Secretary	2006	374,038	-	-	542,991	250,000	293,900	55,843	1,516,672
Michael T. Ray Senior Vice President, Customer Processes	2006	339,615	100,000 (5)	-	366,249	151,000	113,735	277,342	1,347,941
Dean E. Stark Senior Vice President, Claims	2006	339,038	-	-	506,233	160,000	195,791	43,706	1,244,768
Steven P. Erwin Chief Financial Officer & Principal Financial Officer (“PFO”)	2006	246,154	-	80,050	231,765	230,000	111,124	49,921	949,014
Lawrence P. Bascom Chief Financial Officer & PFO (through 4/7/2006)	2006	144,505	-	-	1,405,203	-	-	1,029,959	2,579,667
Jesus C. Zaragoza PFO (4/26 - 5/7/2006) & Controller	2006	181,229	-	49,869	52,731	75,000	6,273	29,228	394,330

_____________________

(1)	Includes compensation deferred under the 401(k) Supplemental Plan for Messrs. Cassanego, Ray and Stark.
(2)	These amounts reflected in the table represent STI Plan compensation paid in February 2007 that related to service in 2006.
(3)	Change in Pension Value only for each Named Executive. No above-market earnings under any employee salary deferral plan in which NEOs participated.
(4)	See the All Other Compensation table below for additional information.
(5)	Sign-on bonus.

All Other Compensation Table

The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

Name	Car Allowance	401(k) Contributions to Qualified Plan	Contributions to Non-Qualified Plan	Relocation Expense	Severance	Security Hardware	Other Benefits(1)		Total
Bruce W. Marlow	$24,000	$9,899	$-	$-	$-	$48,430	$28,061	(2)	$110,390
Michael J. Cassanego	19,200	9,900	15,283	-	-	-	11,460		55,843
Michael T. Ray	19,223	9,900	9,681	230,750	-	-	7,788		277,342
Dean E. Stark	19,200	10,233	6,495	-	-	-	7,778		43,706
Steven P. Erwin	11,815	9,208	-	23,950	-	-	4,948		49,921
Lawrence P. Bascom	5,908	6,600	-	3,798	1,007,660	-	5,993		1,029,959
Jesus C. Zaragoza	13,477	9,900	-	-	-	-	5,851		29,228

(1)	Includes executive life and medical benefits.

(2)	Includes $9,000 for directors fees.

Fiscal Year 2006 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)		Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Bruce W. Marlow	02/22/06	$-		$1,350,000	$2,700,000	N/A	N/A	N/A	-	561,331	$16.80	$2,845,949
Michael J. Cassanego	02/22/06	-		281,250	562,500	N/A	N/A	N/A	-	116,944	16.80	592,906
Michael T. Ray	02/22/06	-		255,000	510,000	N/A	N/A	N/A	-	106,029	16.80	537,567
Dean E. Stark	02/22/06	-		255,000	510,000	N/A	N/A	N/A	-	106,029	16.80	537,567
Steven P. Erwin	05/08/06	200,000	(3)	200,000	400,000	N/A	N/A	N/A	-	150,000	16.01	730,500
									5,000		16.01	80,050
Lawrence P. Bascom		N/A		N/A	N/A	N/A	N/A	N/A	-	124,740	16.80	632,432
Jesus C. Zaragoza	02/22/06	-		100,000	200,000	N/A	N/A	N/A	-	30,000	16.80	152,100
	09/12/06								8,000		15.11	120,880

(1)	For additional information, please refer to the Short Term Incentive Plan disclosure in the Compensation Discussion and Analysis on page 11 above.

(2)	For additional information, please refer to the Long Term Incentive Plan disclosure in the Compensation Discussion and Analysis on page 13 above.

(3)	Guaranteed payout per Hiring Agreement.

Outstanding Equity Awards Table at Fiscal Year-End (December 31, 2006)

		Option Awards (1)					Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (2) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce W. Marlow	02/09/00	30,000	-	-	$18.18	02/09/10	-	$-	-	$-
	05/23/00	30,000	-	-	22.12	05/23/10	-	-	-	-
	11/08/00	40,000	-	-	16.50	11/08/10	-	-	-	-
	06/06/01	610,571	-	-	18.15	06/06/11	-	-	-	-
	02/27/02	348,837	-	-	16.03	02/27/12	-	-	-	-
	02/26/03	425,531	-	-	11.68	02/26/13	-	-	-	-
	02/25/04	264,026	132,014	-	14.40	02/25/14	-	-	-	-
	02/16/05	161,616	323,232	-	14.27	02/16/15	-	-	-	-
	02/22/06	-	561,331	-	16.80	02/22/16	-	-	-	-
Lawrence P. Bascom	02/22/06	124,740	-	-	16.80	04/07/11	-	-	-	-
Michael J. Cassanego	05/25/99	20,000	-	-	17.81	05/25/09	-	-	-	-
	05/23/00	20,000	-	-	22.12	05/23/10	-	-	-	-
	11/08/00	49,188	-	-	16.50	11/08/10	-	-	-	-
	06/06/01	68,408	-	-	18.15	06/06/11	-	-	-	-
	02/27/02	71,262	-	-	16.03	02/27/12	-	-	-	-
	02/26/03	117,021	-	-	11.68	02/26/13	-	-	-	-
	02/25/04	57,756	28,878	-	14.40	02/25/14	-	-	-	-
	02/16/05	35,354	70,707	-	14.27	02/16/15	-	-	-	-
	02/22/06	-	116,944	-	16.80	02/22/16	-	-	-	-
Steven P. Erwin	05/08/06	-	150,000	-	16.01	05/08/16	-	-	-	-
Michael T. Ray	06/06/05	50,000	100,000	-	13.92	06/06/15	-	-	-	-
	02/22/06	-	106,029	-	16.80	02/22/16	-	-	-	-
Dean E. Stark	02/26/97	6,250	-	-	17.62	02/26/07	-	-	-	-
	06/05/97	6,250	-	-	19.75	06/05/07	-	-	-	-
	07/18/97	12,500	-	-	22.00	07/18/07	-	-	-	-
	03/24/98	15,000	-	-	29.25	03/24/08	-	-	-	-
	05/25/99	15,000	-	-	17.81	05/25/09	-	-	-	-
	05/23/00	18,000	-	-	22.12	05/23/10	-	-	-	-
	11/08/00	40,988	-	-	16.50	11/08/10	-	-	-	-
	06/06/01	64,676	-	-	18.15	06/06/11	-	-	-	-
	02/27/02	67,375	-	-	16.03	02/27/12	-	-	-	-
	02/26/03	106,882	-	-	11.68	02/26/13	-	-	-	-
	02/25/04	51,980	25,990	-	14.40	02/25/14	-	-	-	-
	02/16/05	31,819	63,636	-	14.27	02/16/15	-	-	-	-
	02/22/06	-	106,029	-	16.80	02/22/16	-	-	-	-
Jesus C. Zaragoza	02/25/04	1,300	650	-	14.40	02/25/14	-	-	-	-
	07/06/04	2,000	1,000	-	12.95	07/06/14	-	-	-	-
	02/22/06	-	30,000	-	16.80	02/22/16	-	-	-	-
	10/01/04						1,500	26,475	-	-
	04/04/05						1,622	28,628	-	-
	09/13/06						8,000	141,200	-	-

(1)	Awards vest at the rate of 33.33% each year over a three-year period beginning on Date of Grant.

(2)	Option exercise price represents the closing market price of the Company stock on Date of Grant.

Fiscal Year 2006 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce W. Marlow	-	$-	-	$-
Michael J. Cassanego	-	-	-	-
Michael T. Ray	-	-	-	-
Dean E. Stark	-	-	-	-
Steven P. Erwin	-	-	5,000	80,500
Lawrence P. Bascom	200,000	180,457	-	-
Jesus C. Zaragoza	-	-	2,311	34,779

(1)	Equal to the difference between the market price of the underlying securities at exercise and the exercise price of the options.

Pension Benefits Table

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the years of credited service under the three pension plans, determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. A summary of each plan is included in the Compensation Discussion and Analysis above.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Bruce W. Marlow	Pension	6.83	$154,035	$-
	Supplemental Pension	6.83	-	-
	Supplemental Executive Retirement Plan	6.83	3,577,540	-
Michael J. Cassanego	Pension	7.75	157,657	-
	Supplemental Pension	7.75	-	-
	Supplemental Executive Retirement Plan	7.75	1,230,248	-
Michael T. Ray	Pension	1.50	31,889	-
	Supplemental Pension	1.50	-	-
	Supplemental Executive Retirement Plan	1.50	114,745	-
Dean E. Stark	Pension	27.00	275,526	-
	Supplemental Pension	27.00	-	-
	Supplemental Executive Retirement Plan	27.00	1,411,357	-
Steven P. Erwin	Pension	.58	34,269	-
	Supplemental Pension	.58	-	-
	Supplemental Executive Retirement Plan	.58	76,855	-
Lawrence P. Bascom	Pension	1.33	-	-
	Supplemental Pension	1.33	-	-
	Supplemental Executive Retirement Plan	1.33	-	-
Jesus C. Zaragoza	Pension	3.00	14,321	-
	Supplemental Pension	3.00	710	-
	Supplemental Executive Retirement Plan	3.00	-	-

(1)	Actual years of service to the Company.

(2)	Each plan includes base salary, bonus and STI in the benefit formula to determine the available benefits.

Non-Qualified Deferred Compensation Table

Executive officers, including the NEOs, and certain key employees may defer up to 80% of his or her base salary and up to 100% of his or her bonus and STI Plan payments into the 401(k) Supplemental Plan. Please refer to the Compensation Discussion and Analysis above for a summary of the 401(k) Supplemental Plan.

Name (a)	Executive Contributions in Last FY(1) (b)	Registrant Contributions in Last FY(2) (c)	Aggregate Earnings in Last FY(3) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last FYE(3) (f)
Bruce W. Marlow	$-	$-	$-	$-	$47,125
Michael J. Cassanego	102,442	15,283	30,530	-	340,832
Michael T. Ray	16,981	9,681	4,574	-	40,138
Dean E. Stark	15,271	6,495	10,279	-	184,071
Steven P. Erwin	-	-	-	-	-
Lawrence P. Bascom	-	-	-	-	-
Jesus C. Zaragoza	-	-	-	-	-

(1)	These executive contributions are reported for each NEO in the Salary column in Summary Compensation Table above.

(2)	These contributions by the Company are reported for each NEO in the All Other Compensation column in the Summary Compensation Table above.

(3)	Reflects earnings on deferred compensation (d) and the deferred compensation balance (f) for the named executive under the 401(k) Supplemental Plan.

Each Named Executive may contribute up to 80% of base salary and 100% of bonus and STI to the 401(k) Supplemental Plan; a Named Executive elects to withdraw funds through a future lump sum distribution or a quarterly distribution over five, ten or fifteen years. Each Named Executive may contribute up to 25% of base salary, bonus and STI to the 401(k) Savings and Security Plan, subject to a $100,000 highly compensation limit, in which case the contribution is limited to 10%; a Named Executive may withdraw or borrow funds from the plan, subject to restriction applicable to all Company employees under the Internal Revenue Code.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The Company provides payments and benefits, or accelerates the vesting of certain benefits, under several plans or agreements for key executives, including the NEOs, in the event of:

•	Termination of employment, other than termination for “Cause” or voluntary termination without “Good Reason” (as defined in such plans or agreements);

•	Termination following a “change in control”; or

•	The occurrence of a “change in control”.

The terms and conditions for these payments and benefits, as well as certain definitions, vary under each plan or agreement. These plans and agreements are:

•	Retention Agreements;

•	Hire Agreements with Individual Officers;

•	Executive Severance Plan;

•	Supplemental Executive Retirement Plan; and

•	Stock Option and Restricted Share Grant Agreements.

The payments and benefits payable to our NEOs under these plans and agreements (assuming they were triggered as of December 31, 2006) are summarized in Tables beginning on page 28 below, which describe, respectively, three different potential triggering events:

•	Termination of the executive’s employment other than for “Cause” by the Company or for “Good Reason” by the executive other than in connection with a change in control;

•
Termination of the executive’s employment other than for “Cause” by the Company or “Good Reason” by the executive in connection with a change in control due to an acquisition by the Company’s majority stockholder, American International Group, Inc., of the remaining outstanding shares of the Company (through merger or otherwise) or a change in the composition of a majority of the Company’s Board of Directors in connection therewith (hereafter, an “AIG Acquisition”); and

•	Termination of the executive’s employment other than for “Cause” by the Company or for “Good Reason” by the executive in connection with a change of control other than an AIG Acquisition.

Material terms of the plans and agreements are described generally in the following sections. These plans or agreements do not materially condition payment of benefits pursuant to a non-compete, non-solicitation, non-disparagement, confidentiality or similar agreement.

Retention Agreements

Executives Michael J. Cassanego, Dean Stark and Rick Andre entered into Retention Agreements with the Company effective April 1, 2003. Former Chief Financial Officer Lawrence P. Bascom received a similar agreement effective November 29, 2004, and President and Chief Executive Officer Bruce W. Marlow entered into a similar agreement effective September 14, 2005. The Retention Agreements were amended on December 14, 2005, primarily to ensure their compliance with Section 409A of the Internal Revenue Code. The amended agreements, with certain exceptions and limitations, require the Company to do the following in the event that an officer party to a Retention Agreement is terminated without “Cause” or resigns with “Good Reason” (as defined in the Retention Agreements) or in the event that a successor to the Company or an affiliate of the Company to which the officer is transferred fails to assume the Retention Agreement:

•
Pay to such officer, other than Mr. Marlow, a cash lump-sum equal to 2.5 times his annual base salary (Mr. Marlow is entitled to 3.5 times annual base salary), such payment to be paid within 15 days following the seven-month anniversary of the officer’s termination date (unless Company’s counsel determines that this payment delay is not required to comply with Internal Revenue Code Section 409A);

•
Vest all of such executive officer’s stock options, waive the 90 day post-termination provisions in the executive officer’s stock option agreements, and allow such options to be exercisable for their full remaining term, subject to a 5-year maximum;

•
For all outstanding options as of December 31, 2005, provide a payment equal to $0.50 per option share multiplied by “x”, where “x” is the number of years or partial year remaining in the maximum term of the option as of the termination date, assuming the officer had not been terminated, minus 5 (subject to a payment delay as necessary for Section 409A compliance.) This amended provision replaced a previous Retention Agreement provision providing these officers an extended option exercise period of five years after termination (or the remaining term of the option, whichever is shorter). For outstanding option shares issued prior to December 31, 2005 that are subject to this provision, the executive now has only 90 days after termination to exercise the options;

•
Provide that any future option grants will provide immediate vesting upon the officer’s termination (without Cause or for Good Reason) for an extended option exercise period of up to five years after termination and immediately vest upon the officer’s termination date. If the termination is the result of a Good Reason termination, however, and the Company’s counsel determines that Section 409A may apply, the executive would have only 90 days after termination to exercise the options, but would receive the $0.50 per option share payment described above for any eligible shares; and

•
Provide to the officer and his spouse or dependents all life, disability, accident and health benefits (comparable to those provided before termination) for the earlier of a) 30 months, b) the remaining months in the year of termination plus 24 months, or c) the time the officer becomes covered under another group health plan.

Benefits under the Retention Agreements are paid only if the officer’s employment is terminated without “Cause” or the officer resigns for “Good Reason”. These terms are defined in detail in the Retention Agreements but are summarized as follows:

•	“Cause” is defined as a willful failure to perform duties or engaging in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise.

•	“Good Reason” is defined as any of the following:

o	A material breach by the Company of its obligations under the Retention Agreement;

o	A purported termination by the Company other than by a formal Termination Notice pursuant to procedures specified in the Retention Agreement; and

o	Constructive termination by reason of Company or controlling stockholder actions that:

▪	Reduce base compensation by more than 5%;

▪	Reduce benefits under incentive plans by more than 25% without regard to either individual or Company performance;

▪	Demote or materially change nature or location of the officer’s position or transfer the officer to another affiliate of the Company without his consent; and

▪	Interfere with the officer’s ability to fulfill the responsibilities of his office in a lawful manner.

Other material terms of the Retention Agreements include:

•
Golden Parachute Limitation: payments under the Retention Agreement and other agreements or programs shall not exceed the maximum amount that may be paid without triggering golden parachute penalties under Section 280G and related provisions of the Internal Revenue Code.

•
Relationship to Other Severance Programs: Severance benefits under the Retention Agreements are in lieu of any other severance benefits other than benefits under the Executive Severance Plan following a change in control of the Company (assuming all benefits under the Executive Severance Plan are actually paid to the officer). Nothing in the Retention Agreements affect the officer’s entitlement to benefits under the Supplemental Executive Retirement Plan.

•
The term of the Retention Agreements shall not be less than three years, but the agreements continue beyond that term unless terminated by the Board of Directors. Such termination requires 24 months’ advance written notice before the termination becomes effective.

Individual Hire Agreements

Steven P. Erwin and Michael T. Ray were provided with letter agreements, when they were hired by the Company, that include certain severance provisions, including provisions related to a “change in control.” The material terms of these agreements related to severance and a “change in control” are as follows:

Steven P. Erwin Agreement: Pursuant to a letter dated May 5, 2006 from President & Chief Executive Officer Bruce W. Marlow to Steven P. Erwin:

•
Mr. Erwin would receive a cash lump-sum severance payment (subject to any payment delays which may be required for compliance with Section 409A) of 2.5 times base salary if his employment is terminated other than for cause within five years of his hiring.

•
In the event the Company’s controlling stockholder acquires the balance of the Company’s outstanding shares, and within six months prior and three years subsequent to any such acquisition Mr. Erwin resigns due to a significant reduction in his compensation plan or because he is requested to relocate outside of Los Angeles or Orange counties in California, he will also be entitled to 2.5 times base salary.

•
Mr. Erwin’s participation in the Supplement Executive Retirement Plan (“SERP”) is subject to his acceptance of a modification of its “change in control” provision as follows: 1) he will not be eligible for any accelerated benefit under the SERP payable upon his voluntarily termination within three years following a change in control, 2) the change in control provision will not apply to an acquisition of the Company by AIG, and 3) in the event of a change in control other than an AIG Acquisition, the SERP benefit will not be less than 50% of the maximum benefit payable.

•	In the event of an acquisition of the Company by AIG, all of the 150,000 option shares granted to Mr. Erwin upon his employment will immediately vest.

Michael T. Ray Agreement: Pursuant to a letter dated May 17, 2005 from President & Chief Executive Officer Bruce W. Marlow to Michael Ray:

•
Subject to the approval of the Board of Director and upon his relocation to the Woodland Hills, California area, Mr. Ray is entitled to a retention agreement providing that if his employment is terminated other than for Cause or if he resigns for Good Reason within three years of the date of the agreement, he will receive a cash lump-sum severance payment of 2.5 times his base salary in effect at the time of termination.

Mr. Ray subsequently relocated to the Woodland Hills, CA area. A retention agreement has not yet been formalized.

Executive Severance Plan

The Company maintains an Executive Severance Plan for the protection of its interests and those of its executive officers in the case of a “change in control.” The plan provides that if an officer is terminated for reasons other than death, long-term disability, or good cause within a three-year period following a “change in control” of the Company, or if the officer resigns after significant adverse changes in his authority, duties, compensation, benefits or geographical location during the three-year period following a change in control, then the executive is entitled to the following benefits:

•	Lump-sum severance payment
o	Chief Executive Officer: 3 times the sum of base salary plus annual bonus
o	Senior Vice Presidents: 2 times the sum of base salary plus annual bonus
o	Vice Presidents: 1 times the sum of base salary plus annual bonus

•	Group insurance benefits (as provided prior to termination)
o	Chief Executive Officer: 36 months following termination of employment
o	Senior Vice Presidents: 24 months following termination of employment
o	Vice Presidents: 12 months following termination of employment

All severance payments are limited to the amount deductible by the Company under the provisions of Internal Revenue Code Section 280G.

A “change in control” is generally defined under the plan as the occurrence of one or more of the following:

•	Change in the majority of the Board of Directors during a twenty-four calendar month period (new directors nominated by a majority of the previous board are considered incumbent directors);

•	An acquisition of 25% or more of the voting power of the Company’s outstanding securities (other than by the Company itself, an employee benefit plan of the Company, or a subsidiary of the Company);

•
Stockholder approval of a merger into another corporation (a majority of whose directors were not directors of the Company immediately prior to the merger and in which the stockholders of the Company immediately prior to the effective date of such merger own less than 25% of the voting power in the surviving corporation); or

•	The sale of substantially all the assets of the Company or its complete liquidation.

“Good cause” for termination for purposes of this agreement includes dishonesty, willful misconduct and gross negligence.

Executive officers eligible for severance, who have less than five years of service, have their lump-sum severance benefits reduced by 1/60th for each full calendar month less than 60 calendar months of employment. Executive officers eligible for an unreduced pension benefit from the Company at the time of termination are not eligible to receive severance payments under the Executive Severance Plan.

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan for certain of its executive officers that includes “change in control” provisions. The general terms of the Supplemental Executive Retirement Plan relating to retirement benefits, and the calculation thereof, are described on page 14 above. The provisions related to “change in control” provide as follows:

•
In the event a change in control, as defined in the SERP, occurs prior to an executive officer’s eligibility for SERP benefits, and the executive officer’s employment then terminates for any reason within three years of such change in control, the executive is entitled to a retirement benefit as calculated under the plan.

o	The benefit is calculated to assume “early retirement” eligibility under the provisions of the plan.
o	The form of payment is a monthly benefit payable for 180 months following termination.

•
In the event of a change in control, as defined in the Plan, prior to an executive officer’s eligibility for SERP benefits, and the executive’s employment terminates at any time after such change in control because of a termination by the Company other than for “Cause” or by the executive for “Good Reason”, the executive is entitled to a retirement benefit calculated under the plan.

o
The benefit is calculated to assume “early retirement” eligibility under the provisions of the plan with a payment calculated assuming the executive had attained at least the minimum age and service requirements for early retirement.

o	The form of payment is a lump-sum distribution actuarially determined to be the present value of the early retirement benefit.

For purposes of the Plan, “change in control” includes:

•
A merger in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted to cash, securities or other property, other than a merger in which the holders of the Company’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger;

•	Any sale or exchange of all or substantially all of the assets of the Company;

•	A liquidation of the Company;

•	Any person (other than a person owned by or directly or indirectly managed by the Company) becoming the beneficial owner of 25 percent or more of the Company’s outstanding common stock; or

•
During any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors of the Company cease for any reason to constitute a majority of the Board, unless the election of the each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

“Cause” for purposes of this Plan includes the willful failure to perform duties, personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, and willful violation of laws or regulations.

“Good reason” for resignation under the Plan includes assignment of duties inconsistent with one’s status as an officer of the Company, an adverse alteration in the nature of the executive’s responsibilities, a reduction in the executive’s base pay or other compensation material to the executive’s total compensation, relocation of the executive beyond a twenty-five mile radius of the executive’s principal place of employment, and a failure to provide the executive with benefits substantially similar to those in which the executive was participating at the time of the change in control.

The Plan also provides that upon the executive’s death, the beneficiary of the executive is eligible to receive the same benefits the executive would have received, provided the executive had reached normal or early retirement age prior to his or her death. Similarly, a disabled executive is eligible to receive the same retirement benefits for which he or she is otherwise eligible, provided he or she has reached normal retirement age or early retirement age prior to becoming disabled.

Stock Option and Restricted Share Agreements

Stock Option and Restricted Share Agreements utilized by the Company contain termination of employment and “change in control” provisions providing for both acceleration and termination of grants in various circumstances.

Standard Stock Option Agreement Provisions

The following provisions apply under the Company’s stock option agreements (both Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements), other than those stock option agreements provided after December 31, 2005, to Messrs. Marlow, Cassanego, Andre and Stark pursuant to provisions of their Retention Agreements:

•
Retirement: Upon an employee’s retirement (in accordance with the Company’s then current retirement practices), all options not otherwise vested shall immediately vest and shall terminate upon their normal expiration date.

•
Death or Disability: If the termination of employment occurs by reason of death or disability, then all options not otherwise vested prior to that time shall immediately vest at that time and shall terminate twelve months after the termination of employment.

•
Other Termination: If termination occurs for any other reason, any unvested options shall terminate and the remaining vested portion shall terminate on the earlier of the expiration date of the option or the three-month anniversary of the termination date.

•	Acceleration of Options prior to a “change in control: All options become immediately vested and fully exercisable upon a “change in control”, which includes:

o	A merger where the holders of the Company’s common shares prior to the merger hold less than 50% of the total outstanding shares after the merger;

o	A sale or exchange of substantially all the Company’s assets;

o
A change in the majority of the Company’s Board occurring within a two-year period such that a majority of the Board is comprised of individuals who are not “Continuing Directors.” (New directors nominated by a majority of the previous board are considered Continuing Directors.);

o	Any person becoming the beneficial owner of a majority of the Company’s common stock;

o	The liquidation or dissolution of the Company; and

o	Any other transaction similar to the foregoing, which, in the opinion of the Compensation Committee, constitutes a “change in control”.

•
American International Group, Inc. Offer: In the event of an offer by American International Group, Inc. and its subsidiaries to become the sole stockholders of the Company, any option that would vest within one year of the date of the offer shall immediately vest and any remaining options shall terminate as of such date.

Post-December 31, 2005 Stock Option Agreement Provisions for Certain Officers

Stock Option Agreements with Messrs. Marlow, Cassanego, Andre and Stark granted after December 31, 2005 each contain a provision required by the respective Retention Agreements that is summarized as follows:

•
If termination of employment is by the Company without Cause (as defined in the Retention Agreement) or by the executive for Good Reason (also defined in the Retention Agreement), then all options shall fully vest upon termination and the executive is provided an extended exercise period under which the options terminate on the earlier of (a) the fifth anniversary of the termination date or (b) the options’ normal ten-year expiration date. Under the standard stock option agreement, the exercise period would be the earlier of (a) the three-month anniversary of the termination date or (b) the options’ normal ten-year expiration date.

•
In the event of a Good Reason termination by the executive, the extended exercise period will not be extended if the extension would subject the option to Section 409A of the Internal Revenue Code, as determined by the Company’s counsel.

•
If the options are subject to Section 409A, then the option will terminate on the earlier of the expiration date of the option or the three-month anniversary of the termination date, but the Company would then provide a payment equal to $0.50 per option share multiplied by “x”, where “x” is the number of years or partial year remaining in the maximum term of the option as of the termination date, assuming the officer had not terminated, minus 5 (subject to a payment delay as necessary for Section 409A compliance.)

•	All other terms of these stock options agreements are substantially identical to the terms of the standard stock option agreements.

Restricted Share Agreements

The Company has one Restricted Share Agreement outstanding with an NEO, Jesus C. Zaragoza. The provisions of that agreement relating to termination or “change in control” are as follows:

•	If Mr. Zaragoza’s employment is terminated for any reason, all shares granted not free of restrictions are forfeited to the Company.

•	Upon a “change of control”, all restricted shares that are not yet free of restrictions vest.

•	“Change in control” has the same definition as that contained in the Stock Option Agreements (described above).

•
In the event of an offer by American International Group, Inc. and its subsidiaries to become the sole stockholders of the Company, any restricted shares that would vest within one year of the date of the offer shall immediately vest and any remaining shares shall terminate as of such date.

Please refer to the tables below for examples of “changes in control”, as of December 31, 2006 involving American International Group, Inc. or any other third party.

Executive Severance Provisions
(Not in Connection with a Change in Control)

Value of Benefits Assuming the Named Executive Officer Terminated (1) on December 31, 2006

Name	Retention or Hire Agreement Cash Severance (1)	Retention Agreement Stock Option Acceleration Value	Retention Agreement Cash Payment for Certain Options (2)	Present Value of Medical & Welfare Benefits	Total Value of Termination Benefits
Bruce W. Marlow	$3,150,000	$1,998,699	$227,623	$15,983	$5,392,305
Michael J. Cassanego	937,500	432,247	49,793	20,408	1,439,948
Michael T. Ray	850,000	-	-	-	850,000
Dean E. Stark	850,000	389,684	44,813	15,983	1,300,480
Steven P. Erwin	1,000,000	246,000	-	-	1,246,000
Lawrence P. Bascom	1,000,000	288,111	542,424	14,538	1,843,128
Jesus C. Zaragoza	-	-	-	-	-

(1)	Per terms of Retention or Individual Hire Agreements as applicable, provided termination is not for cause. Mr. Bascom’s total is his actual payment during 2006.

(2)	Mr. Bascom’s total is his actual payment during 2006.

Executive Severance Provisions in Connection with a Change in Control
(American International Group, Inc.)

Value of Benefits Assuming the Named Executive Officer Terminated (1) on December 31, 2006

Name	Executive Severance Plan Cash Severance (1)	Stock Option/Restricted Share Agreement Acceleration Value	Accelerated Vesting of Supplement Executive Retirement Plan Benefit (2)	Present Value Of Executive Severance Plan Medical & Welfare Benefits	Total Value of Termination Benefits (3)
Bruce W. Marlow	$5,528,000	$1,134,349	$5,857,004	$19,179	$12,538,532
Michael J. Cassanego	1,321,417	246,483	1,729,101	16,326	3,313,327
Michael T. Ray	850,000	216,542	1,141,017	32,991	2,240,550
Dean E. Stark	1,190,942	222,055	1,713,666	12,786	3,139,449
Steven P. Erwin	1,000,000	246,000	-	26,185	1,272,185
Lawrence P. Bascom	N/A	N/A	N/A	N/A	N/A
Jesus C. Zaragoza	160,333	126,713	-	9,762	296,808

(1)
Calculated assuming greater of most recent bonus or average of last Short Term Incentive Plan bonuses for the previous three years as a basis for determination of “annual bonus” and change in control conditions triggering the Executive Severance Plan. This calculation is the estimated amount payable based on the foregoing assumptions and is not intended to limit interpretation of the plan by the Company. Assumes that individual Hire Agreements apply in the cases of Messrs. Erwin and Ray.

(2)
Calculated assuming the executive had attained at least the minimum age (55 years of age) and services requirements (10 years) for early retirement. The SERP is subject to interpretation by the Company’s Benefits Committee. The calculation is the estimated amount payable based on the foregoing assumptions and is not intended to limit the interpretation of the plan by the Committee of the assumptions used by the Committee.

(3)	I.R.C. Section 280G not applicable due to AIG’s existing control over the Company.

Executive Severance Provisions in Connection with a Change in Control
(other than American International Group, Inc.)

Value of Benefits Assuming the Named Executive Officer Terminated (1) on December 31, 2006

Name	Executive Severance Plan Cash Severance (2)	Stock Option/Restricted Share Agreement Acceleration Value	Accelerated Vesting of Supplement Executive Retirement Plan Benefit (3)	Present Value Of Executive Severance Plan Medical & Welfare Benefits	Total Value of Termination Benefits
Bruce W. Marlow	$724,833	$1,998,699	$5,857,004	$19,179	$8,599,715
Michael J. Cassanego	716,332	432,247	1,729,101	16,326	2,894,006
Michael T. Ray	850,000	463,125	1,141,017	32,991	2,487,133
Dean E. Stark	691,434	389,684	1,713,666	12,786	2,807,570
Steven P. Erwin	-	246,000	984,308	20,857	1,251,165
Lawrence P. Bascom	N/A	N/A	N/A	N/A	N/A
Jesus C. Zaragoza	160,333	228,639	-	9,762	398,734

(1)
In the event that change in control benefits exceed the excise tax threshold, the cash severance value is reduced to avoid “excess parachute payments”. Assumes greater of bonus paid in 2006 or average of bonus paid in last three years (2004-2006) for determination of “annual bonus”.

(2)
Calculated assuming greater of most recent bonus or average of last Short Term Incentive Plan bonuses for the previous three years as a basis for determination of “annual bonus” and change in control conditions triggering the Executive Severance Plan. This calculation is the estimated amount payable based on the foregoing assumptions and is not intended to limit interpretation of the plan by the Company. Assumes that individual Hire Agreements apply in the cases of Messrs. Erwin and Ray.

(3)
Calculated assuming the executive had attained at least the minimum age (55 years of age) and services requirements (10 years) for early retirement. The SERP is subject to interpretation by the Company’s Benefits Committee. The calculation is the estimated amount payable based on the foregoing assumptions and is not intended to limit the interpretation of the plan by the Committee of the assumptions used by the Committee.

DIRECTOR COMPENSATION

The Board of Directors, through one or more Committees, periodically reviews and determines the compensation for the non-employee directors.

The Board seeks to provide a total compensation package for the non-employee directors including annual retainers, meeting fees and long-term incentives. The last review of non-employee director compensation by the Board of Directors was completed in 2003.

In establishing the benchmarks for the compensation of non-employee directors, the Board reviews data from a peer group selected by executive management and approved by the Board. The goal is to provide a compensation package to attract and retain top directors with the requisite skills and backgrounds to effectively represent stockholders’ interests. The Board of Directors has determined that each component of the total compensation package is at the market median. The package includes the following components:

1.	Annual retainer to reward the non-employee directors for basic Board and committee service; and/or

2.
Meeting fees to promote involvement by the non-employee directors through committee assignments and compensate them accordingly for their committee memberships. Mr. Marlow, the only employee director, is also compensated for attending the meetings of the committees on which he serves.

Long-term incentives to align the non-employee directors’ financial interests with those of the Company’s stockholders as last approved by the stockholders in 2004.

In 2006, each non-employee director of the Company received annual base remuneration of $25,000. All directors received $1,500 for each meeting of the Board of Directors attended. In addition, each member of the Audit Committee receives an additional annual retainer of $5,000. Also, each committee member received $1,500 for each meeting of a committee attended, if otherwise entitled. No director is entitled to more than $1,500 for any calendar day, regardless of the number of meetings attended on that day. Directors are reimbursed for reasonable travel and other expenses. Mr. Bensinger and Mr. Hayman currently decline receipt of any remuneration. Please refer to the table below for additional information.

Under the Company’s 2004 Stock Option Plan, non-employee directors each receive an option to purchase 4,000 shares of the Company’s common stock on the day of each Annual Meeting of Stockholders or the date on which the individual initially becomes a director. The options have an exercise price equal to the fair market value of the underlying shares subject to the option on the date of grant and become exercisable one year after the date of grant.

Ms. Gillespie is a partner in the law firm of Barger & Wolen, who rendered services to the Company currently not exceeding 5% of its gross revenues.

Non-Employee Director Compensation Table

The table below details the compensation awarded each director in 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert M. Sandler	$37,000	$-	$6,644	$-	$-	$-	$43,644
Steven J. Bensinger	-	-	6,644	-	-	-	6,644
John B. DeNault III	46,500	-	17,760	-	-	-	64,260
Carlene M. Ellis	49,500	-	17,760	-	-	-	67,260
R. Scott Foster, MD	49,500	-	17,760	-	-	-	67,260
Roxani M. Gillespie	35,505	-	17,760	-	-	-	53,265
Jeffrey L. Hayman	8,259	-	6,644	-	-	-	14,903
Phillip L. Isenberg	37,000	-	17,760	-	-	-	54,760
James P. Miscoll	10,417	-	6,644	-	-	-	17,061
Keith W. Renken	46,500	-	17,760	-	-	-	64,260
Thomas R. Tizzio	29,250	-	13,980	-	-	-	43,230

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF SECURITIES BY PRINCIPAL STOCKHOLDERS

The following table lists the beneficial ownership of each person or group who, to the Company’s knowledge, owned more than five percent of any class of its outstanding voting securities as of February 28, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	American International Group, Inc. Through its subsidiaries: American Home Assurance Company, Commerce & Industry Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa. and New Hampshire Insurance Company 70 Pine Street New York, NY 10270	53,445,620	61.0%
Common	American Union Insurance Company 120 N. Center Street, 3rd Floor Bloomington, IL 61701	6,100,000	7.0%

BENEFICIAL OWNERSHIP OF SECURITIES BY MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Common Stock as of February 28, 2007, for each director and nominee for director, each executive officer named in the Summary Compensation Table herein, and by all Directors (including nominees) and executive officers of the Company as a group.

	21st Century			AIG
Name	Common Stock (1)	Options Currently Exercisable or within 60 days	Total Stock and Stock Based Holdings	Common Stock	Options Currently Exercisable or within 60 days	Total Stock and Stock Based Holdings
Robert M. Sandler	2,000	36,000	38,000	320,548	180,937	501,485	(2)
Steven J. Bensinger	-	4,000	4,000	653	40,897	41,550
John B. De Nault, III	1,232,500	36,000	1,268,500	-	-	-
Carlene M. Ellis	10,000	8,000	18,000	-	-	-
R. Scott Foster	905,454	36,000	941,454	800	-	800
Roxani M. Gillespie	4,500	32,000	36,500	-	-	-
Jeffrey L. Hayman	-	16,000	16,000	1,396	13,939	15,335
Phillip L. Isenberg	-	8,000	8,000	-	-	-
Keith W. Renken	7,000	16,000	23,000	-	-	-
Thomas R. Tizzio	-	4,000	4,000	1,020,580	-	1,020,580
Bruce W. Marlow	35,575	2,416,816	2,452,391	-	-	-
Michael J. Cassanego	15,735	542,202	557,937	494	-	494
Michael T. Ray	9,350	85,343	94,693	-	-	-
Dean E. Stark	10,551	523,621	534,172	221	-	221
Steven P. Erwin	15,000	-	15,000	-	-	-
Jesus C. Zaragoza	14,645	13,950	28,595	-	-	-
All Directors and Officers as a Group (22 individuals)	2,295,033	4,833,919	7,128,952

(1)
Includes restricted shares held by directors and executive officers over which they have voting power but not investment power, shares held directly or in joint tenancy, shares held in trust, by broker, bank or nominee or other indirect means and over which the individual or member of the group has sole voting or shared voting and/or investment power. Unless otherwise noted, each individual or member of the group has sole voting and investment power with respect to the shares shown in the table above. No director or executive officer, except Mr. John B. De Nault III and Mr. Bruce W. Marlow, owns more than one percent of the total outstanding shares of Common Stock. Mr. De Nault beneficially owns 1.3 % and Mr. Marlow beneficially owns 2.5%.

(2)	Does not include 17,729 shares receipt of which was deferred upon exercise of options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

	COLUMN A	COLUMN B	COLUMN C

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (in thousands)
Equity compensation plans approved by stockholders	9,943	$16.36	3,074 (1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	9,943	$16.36	3,074

______________________
(1) Includes 335 shares of stock that could be issued pursuant to the Company’s Restricted Shares Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 13, 2006, the Board approved the Company’s written Related Party Transaction Policies and Procedures (the “Policy”). The Policy requires the Audit Committee to review, assess and report on the material facts of “interested transactions” with “related parties” to the Board for Board pre-approval or ratification unless a transaction has been pre-approved or previously approved by the Board, as determined by the Audit Committee. Pursuant to the Policy, no director who is a related party may participate in any discussion or approval of an interested transaction, except that such director shall supply any material information concerning the transaction to the Audit Committee and the Board, as needed.

Under the Policy, in reaching its determination of whether to obtain Board pre-approval or ratification of the interested transaction, the Audit Committee is to consider, among other factors, whether the terms of the transaction are no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, as well as the extent of the related person’s interest in the transaction. If, however, the aggregate amount of the transaction is less than $1 million, the Audit Committee Chair, or another Audit Committee member if the related party is the Audit Committee Chair, may determine whether pre-approval or ratification is needed. The Policy provides that for ongoing interested transactions, the Audit Committee may establish guidelines for the Company's management to follow in its dealings with the related party, with the Audit Committee reviewing and assessing such relationships on at least an annual basis.

Subject to certain categorical exceptions, which the Board has reviewed and deemed categorically pre-approved, the Policy defines an “interested transaction” as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a participant, and (3) any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The Policy defines a “related party” as any (a) person who is or was (since the beginning of the last fiscal year for which the Company filed an Annual Report on Form 10-K and proxy statement) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock or (c) immediate family member of any of the foregoing.

In the ordinary course of business, the Company and its subsidiaries have completed various transactions with AIG to meet its investment, reinsurance, and insurance needs. The Company’s reinsurance and investment services are purchased through competitive bidding processes with the Company selecting the services providing a combination of the best services and the lowest bids. In 2006, the investment services cost $1.1 million, the reinsurance premiums, covering automobile catastrophes, payable to AIG and its subsidiaries totaled $1.0 million, and the corporate insurance policies listed below totaled $3.7 million. The Company has obtained the following corporate insurance policies from AIG subsidiaries:

1.	General liability;
2.	Automobile liability;
3.	Workers’ compensation;
4.	Umbrella excess insurance;
5.	Property insurance;
6.	Fiduciary liability insurance;
7.	Fidelity; and
8.	Employment practices liability insurance.

The Company committed $35 million to an AIG Global Investment Corp. (“AIGGIC”) managed fund of private equity investments and funded $14.4 million of the $35 million commitment in 2006.

The information regarding the Board of Directors’ independence can be found under the caption “Controlled Company and Independent Directors” in Item 10.

Proposal from Majority Shareholder

On January 24, 2007, American International Group, Inc. (“AIG”), the owner of approximately 61.9% of the outstanding shares of Company Common Stock, submitted an unsolicited proposal to the Company’s Board of Directors to acquire the remaining shares of Company Common Stock for $19.75 per share in cash. A Special Committee comprised entirely of independent and outside directors has been reviewing and evaluating AIG’s offer. Though no director on the Special Committee is affiliated with AIG, four of eleven of the members of the Company’s Board of Directors, including the Chairman, are current or former officers or employees of AIG or its affiliates. While the Special Committee has engaged in discussions with AIG with respect to its proposal, no decisions whatsoever have been made by the Special Committee with respect to its response, if any, to the proposal. There can be no assurance that the proposed transaction or any other transaction will be approved or completed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table describes fees for professional audit services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the audit of our annual financial statements for the years ended December 31, 2006, and December 31, 2005, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	2006	2005
Audit Fees (1)	$1,148,000	$1,076,000
Audit Related Fees (2)	73,000	104,000
Tax Fees	-	-
All Other Fees (3)	51,000	1,000
Total	$1,272,000	$1,181,000

(1)
Includes fees associated with the annual audits of the Company’s consolidated financial statements, reviews of the Company’s quarterly reports on Form 10-Q, statutory audits of the financial statements of the Company’s insurance subsidiaries, issuance of consents, and assistance with review of documents filed with the SEC.

(2)
Includes assurance and related services not included in Audit Fees, including audits of employee benefit plans. In 2005, also includes an actuarial opinion provided in connection with a licensing application filed with the state of Minnesota.

(3)	Includes agreed upon procedures performed on disclosures of Executive Compensation.

Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Pursuant to its charter, the Audit Committee of the Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between the Company and its independent auditors. PricewaterhouseCoopers LLP’s engagement to conduct the 2007 audit of the Company was approved by the Audit Committee on February 20, 2007. Additionally, each permissible non-audit engagement or relationship between the Company and PricewaterhouseCoopers LLP entered into during the last fiscal year has been reviewed and approved by the Audit Committee, as provided in its charter.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED WITH THIS REPORT
(1) and (2) No financial statements or schedules are filed with this report on Form 10-K/A.

(b)	EXHIBITS REQUIRED
The following exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 15 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference:

Exhibit No.	Description of Exhibit	Location
3(i)	Certificate of Incorporation of the Company.	Information Statement on Form DEF 14C (filed with SEC on November 13, 2003; Appendix B therein).

3(ii)	By-laws of the Company.	Information Statement on Form DEF 14C (filed with SEC on November 13, 2003; Appendix C therein).

4.1	Indenture, dated December 9, 2003, between 21st Century Insurance Group and The Bank of New York, as trustee.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 4.1 therein).

4.2	Exchange and Registration Rights Agreement, dated December 9, 2003.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 4.2 therein).

10(a)	Amendment to Registrant’s Restricted Shares Plan.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(a) therein).

10(b)	Split Dollar Insurance Agreement between Registrant and Stanley M. Burke, as trustee of the 1983 Foster Insurance Trust.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(b) therein).

10(c)	Registrant’s Supplemental Executive Retirement Plan as amended.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(h) therein).

10(d)	Registrant’s Pension Plan, 1994 Amendment and Restatement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(i) therein).

10(e)	Investment and Strategic Alliance Agreement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(c) therein).

10(f)	Amendment to the Investment and Strategic Alliance Agreement.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(d) therein).

10(g)	Registrant’s 1995 Stock Option Plan incorporated herein by reference from the Registrant’s Form S-8 dated July 26, 1995.	Securities Offered on Form S-8 (filed with SEC on July 28, 1995 therein).

10(h)	Amendment to Registrant’s 1995 Stock Option Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 18, 1997 therein).

10(i)	Short Term Incentive Plan.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(i) therein).

10(j)	Amendment to Registrant’s 1995 Stock Option Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 27, 2001 therein).

10(k)	Registrant’s Savings and Security Plan.	Annual Report on Form 10-K (filed with SEC on March 4, 2002; Exhibit 10(j) therein).

Exhibit No.	Description of Exhibit	Location
10(l)	Lease Agreements for Registrant’s Principal Offices substantially in the form of this Exhibit.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(l) therein).

10(m)	Forms of Stock Option Agreements.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(m) therein).

10(n)	Form of Restricted Shares Agreement.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(n) therein).

10(o)	Retention agreement substantially in the form of this exhibit for executives Richard A. Andre, Michael J. Cassanego, and Dean E. Stark.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(o) therein).

10(p)	Sale and Leaseback Agreement between 21st Century Insurance Company and General Electric Capital Corporation, for itself, and as agent for Certain Participants, as amended, dated December 31, 2002.	Annual Report on Form 10-K (filed with SEC on February 11, 2004; Exhibit 10(p) therein).

10(q)	Registrant’s 2004 Stock Option Plan incorporated herein by reference from the Registrant’s DEF 14A dated April 21, 2004.	Proxy Statement on Form DEF 14A (filed with SEC on April 21, 2004 therein).

10(r)	Summary of Director Compensation.	Annual Report on Form 10-K (filed with SEC on February 23, 2006; Exhibit 10(r) therein).

10(s)	Chief Executive Officer Short Term Incentive Plan.	Proxy Statement on Form DEF 14A (filed with SEC on April 21, 2004 therein).

10(t)	Retention agreement between Lawrence P. Bascom, CFO, and Registrant, dated November 29, 2004.	Current Report on Form 8-K (filed with SEC on December 1, 2004; Exhibit 10.1 therein).

10(u)	License Agreement between Registrant and Century 21 Real Estate Corporation, dated November 30, 2004.	Current Report on Form 8-K (filed with SEC on December 9, 2004; Exhibit 10.1 therein).

10(v)	Amendments to Lease Agreements for Registrant’s Principal.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(v) therein).

10(w)	Registrant’s Supplemental Pension Plan, Restatement No. 1, effective as of January 1, 1996.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(w) therein).

10(x)	Supplemental 401(k) Plan, of 21st Century Insurance Company, Amendment and Restatement dated January 1, 2001 and Amendment dated January 1, 2004.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(x) therein).

10(y)	Registrant’s Executive Medical Reimbursement Plan.	Annual Report on Form 10-K (filed with SEC on February 17, 2005; Exhibit 10(z) therein).

10(z)	Retention agreement between Bruce Marlow, President and CEO, and Registrant, dated September 14, 2005.	Current Report on Form 8-K (filed with SEC on September 19, 2005; Exhibit 10.1 therein).

10(aa)	Amendments to form of stock option agreements between certain executives and Registrant.	Current Report on Form 8-K (filed with SEC on February 28, 2006; Exhibits 99.1 and 99.2 therein).

10(bb)	Amendment to retention agreements between certain executives and Registrant.	Current Report on Form 8-K (filed with SEC on February 28, 2006; Exhibits 99.3 therein).

10(cc)	Employment agreement between Steven P. Erwin, Sr. Vice President and CFO, and Registrant, dated May 5, 2006.	Current Report on Form 8-K (filed with SEC on May 11, 2006; Exhibit 10.1 therein).

14	Code of Ethics.	Annual Report on Form 10-K (filed with SEC on February 23, 2006).

21	Subsidiaries of Registrant.	Annual Report on Form 10-K (filed with SEC on February 27, 2007).

23	Consent of Independent Registered Public Accounting Firm.	Annual Report on Form 10-K (filed with SEC on February 27, 2007).

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.

SIGNATURES OF OFFICERS AND BOARD OF DIRECTORS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2007	21ST CENTURY INSURANCE GROUP
(Registrant)
By: /s/ Bruce W. Marlow
Bruce W. Marlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 25th of April 2007.

Signature	Title
/s/ Bruce W. Marlow
Bruce W. Marlow	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Steven P. Erwin
Steven P. Erwin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)