Form 10-Q
period 2007-03-31
21ST CENTURY INSURANCE GROUP
filed 2007-05-03
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐No ☒

The number of shares outstanding of the issuer’s common stock as of April 16, 2007 was 87,924,505.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	March 31, 2007	December 31, 2006
Assets
Investments available-for-sale
Fixed maturity securities, at fair value (amortized cost: $1,444,354 and $1,453,468)	$1,431,213	$1,435,016
Other long-term investments, equity method	14,528	14,705
Total investments	1,445,741	1,449,721
Cash and cash equivalents	86,051	51,999
Accrued investment income	16,722	17,215
Premiums receivable	118,763	110,115
Reinsurance receivables and recoverables	6,401	6,338
Prepaid reinsurance premiums	2,060	2,095
Deferred income taxes	41,807	48,437
Deferred policy acquisition costs	69,181	63,581
Leased property under capital leases, net of deferred gain of $982 and $1,092 and net of accumulated amortization of $42,913 and $42,149	18,164	19,281
Property and equipment, at cost less accumulated depreciation of $108,881 and $104,279	156,996	154,966
Other assets	29,375	27,949
Total assets	$1,991,261	$1,951,697
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$465,810	$482,269
Unearned premiums	341,632	321,927
Debt	112,551	115,895
Claims checks payable	41,759	42,931
Reinsurance payable	639	680
Other liabilities	99,596	89,446
Total liabilities	1,061,987	1,053,148

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued 87,918,687 and 86,489,082	88	86
Additional paid-in capital	467,358	441,969
Treasury stock; at cost shares: 29,419 and 17,328	(443)	(259)
Retained earnings	486,417	484,539
Accumulated other comprehensive loss	(24,146)	(27,786)
Total stockholders’ equity	929,274	898,549
Total liabilities and stockholders’ equity	$1,991,261	$1,951,697

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA Three Months Ended March 31,	2007	2006
Revenues
Net premiums earned	$329,282	$325,824
Net investment income	16,925	17,755
Net realized investment gains (losses)	287	(1,067)
Total revenues	346,494	342,512
Losses and expenses
Net losses and loss adjustment expenses	233,457	236,496
Policy acquisition costs	68,652	59,333
Other underwriting expenses	11,725	12,600
Other expense	4,194	—
Interest and fees expense	1,726	1,898
Total losses and expenses	319,754	310,327
Income before provision for income taxes	26,740	32,185
Provision for income taxes	8,394	10,868
Net income	$18,346	$21,317

Earnings per share:
Basic and diluted	$0.21	$0.25
Cash dividends declared per share	$0.16	$0.08
Weighted-average shares outstanding:
Basic	87,108,898	85,868,878
Additional common shares assumed issued under treasury stock method	1,057,931	648,285
Diluted	88,166,829	86,517,163

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock
		$0.001 par value				Accumulated
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Issued Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Other Comprehensive Loss	Total
Balance – January 1, 2007	86,489,082	$86	$441,969	$(259)	$484,539	$(27,786)	$898,549
Cumulative effect of adopting FIN 48					(2,422)		(2,422)
Comprehensive income					18,346 (1)	3,640 (2)	21,986
Cash dividends declared on common stock					(14,046)		(14,046)
Exercise of stock options	1,310,455	2	21,080				21,082
Issuance of restricted stock	119,150						—
Forfeiture of 12,091 shares of restricted stock			184	(184)			—
Stock-based compensation cost			1,924				1,924
Excess tax benefit of stock-based compensation			2,201				2,201
Balance – March 31, 2007	87,918,687	$88	$467,358	$(443)	$486,417	$(24,146)	$929,274

(1)	Net income for the three months ended March 31, 2007.

(2)	Net change in accumulated other comprehensive loss follows:
Three Months Ended March 31, 2007
Unrealized holding gains arising during the period, net of tax expense of $1,857	$3,450
Reclassification adjustment for investment losses included in net income, net of tax expense of $1	3
Amortization of prior service cost and net actuarial loss on defined benefit plans, net of deferred tax expense of $100	187
Total net other comprehensive income	$3,640

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA Three Months Ended March 31,	2007	2006
Operating activities
Net income	$18,346	$21,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,218	6,661
Net amortization of investment premiums and discounts	2,585	2,007
Stock-based compensation cost	1,924	4,099
Provision for deferred income taxes	3,179	2,820
Provision for premiums receivable losses	545	612
Net realized investment (gains) losses	(287)	1,067
Equity loss of other long-term investment	187	—
Changes in assets and liabilities
Premiums receivable	(9,193)	(6,943)
Deferred policy acquisition costs	(5,600)	(2,980)
Reinsurance receivables and recoverables	(69)	352
Federal income taxes	4,389	4,529
Other assets	(3,280)	(2,880)
Unpaid losses and loss adjustment expenses	(16,459)	(15,407)
Unearned premiums	19,705	11,476
Claims checks payable	(1,172)	(2,072)
Other liabilities	8,695	14,079
Net cash provided by operating activities	29,713	38,737
Investing activities
Purchases of:
Fixed maturity securities available-for-sale	(3,404)	(146,738)
Equity securities available-for-sale	—	(35,627)
Other long-term investments, equity method	(133)	—
Property and equipment	(6,820)	(6,627)
Maturities and calls of fixed maturity securities available-for-sale	8,207	8,299
Sales of:
Fixed maturity securities available-for-sale	1,722	33,862
Equity securities available-for-sale	—	83,989
Other long-term investments, equity method	123	—
Net cash used in investing activities	(305)	(62,842)
Financing activities
Repayment of debt	(3,662)	(3,352)
Dividends paid (per share: $0.16 and $0.08)	(14,046)	(6,872)
Proceeds from the exercise of stock options	21,082	718
Excess tax benefit from stock-based compensation	1,270	89
Net cash provided by (used in) financing activities	4,644	(9,417)

Net increase (decrease) in cash and cash equivalents	34,052	(33,522)

Cash and cash equivalents, beginning of period	51,999	68,668
Cash and cash equivalents, end of period	$86,051	$35,146

Supplemental information:
Income taxes paid	$1,209	$3,519
Interest paid	210	388

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

NOTE 1.  FINANCIAL STATEMENT PRESENTATION

General

21st Century Insurance Group and subsidiaries (the “Company”) prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

These unaudited condensed consolidated financial statements include all adjustments (including normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP.  Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the remaining interim period or the year as a whole.

Other Expense

The Company incurred $3.4 million in severance and other benefits costs for an approximate three percent reduction of its work force during the first quarter of 2007 in connection with efforts to streamline operations.  As of March 31, 2007, $0.4 million of severance-related benefits had not been paid, and are expected to be distributed by the end of 2007.  The Company also incurred $0.7 million in connection with a proposal from the majority shareholder, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Common stock equivalents excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive (i.e., their inclusion under the treasury stock method would have increased EPS) were 2,422,342 and 4,552,553 at March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“FAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, (“FAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

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

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The effect of this adoption on January 1, 2007, resulted in a $2.4 million decrease to opening retained earnings.  Adoption of FIN 48 had no impact on net income in the three months ended March 31, 2007.

  As permitted by FIN 48, the Company also adopted a policy of classifying interest and penalties related to income taxes as elements of income tax expense in the consolidated financial statements.  As required by FIN 48, this change was done prospectively.  Previously, penalties and interest were classified as Other Income or Other Expense.

At January 1, 2007, the Company had unrecognized tax benefits for all jurisdictions of approximately $9.1 million, which would favorably impact the effective tax rate if recognized.  The Company does not anticipate any material changes in unrecognized tax benefits during the next 12 months.

The Company had no accrued penalties and no material interest receivable or interest payable at the date of adoption or at March 31, 2007.

Tax years 2003 to 2006 and 2002 to 2006 are subject to examination by Federal and California jurisdictions, respectively.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) was adopted January 1, 2007. SOP 05-1 provides guidance on accounting for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company’s prospective application of SOP 05-1 since January 1, 2007 resulted in a $1.7 million reduction in deferred policy acquisition costs as of March 31, 2007, and a corresponding increase in policy acquisition costs during the quarter ended March 31, 2007.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  PROPOSAL FOR OFFER

On January 24, 2007, the owner of approximately 61% of the outstanding shares of Company common stock, American International Group, Inc. (“AIG”), submitted an unsolicited proposal to the Company’s Board of Directors to acquire the remaining shares of the Company common stock it does not own. The proposal is subject to several conditions, including the approval of the transaction by a Special Committee of the Company’s Board of Directors who are independent of AIG.  Provisions in certain agreements, including the supplemental executive retirement plan and stock-based compensation plans, could be triggered by an offer or acquisition, resulting in the accelerated recognition of expense that could materially impact the Company’s future results of operations. The Company’s retirement and stock option valuation assumptions have not been altered for the proposal made by AIG.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

NOTE 3.  COMMITMENTS AND CONTINGENCIES

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

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court and Axen v. 21st Century Insurance Company was filed on April 14, 2004, in Alameda County Superior Court. Both complaints seek injunctive and unspecified restitutionary relief against the Company under Business and Professions Code (“B&P”) Sec. 17200 for alleged unfair business practices in violation of California Insurance Code Sec. 1861.02(c) relating to Company rating practices. The court in the Poss case granted the Company’s motion to dismiss the complaint, based on California’s Proposition 64, but allowed the addition of a second plaintiff, Leacy. Discovery has been stayed in both cases and, because these matters are in the pleading stages, and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time. In January of 2007, a settlement agreement for an immaterial amount was reached with the Axen plaintiff, which the Company is finalizing.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s handling of a 1994 homeowner’s claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company could not invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling, as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made.  The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera concluded on December 9, 2005, on his claims for bad faith, emotional distress, punitive damages and attorney fees. A jury found he sustained no damages as to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment plus post-judgment interest, which currently totals $2.6 million. This matter is now subject to three separate appeals by the parties. The Company’s Motion to Consolidate the three appeals was recently denied by the Court of Appeal.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

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

Thomas Theis, on his own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on June 17, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company used a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area and the adjusted amount is “predetermined” and “biased.” This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. On January 11, 2007, Plaintiff’s motion to certify a “med-pay” class was granted.  The Company filed a writ of mandate with the Court of Appeal, challenging the trial court’s certification.  In March 2007, the Court of Appeal stayed the trial court’s order and requested briefs from the parties.

Silvia Quintana, on her own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on November 16, 2005. This purported class action, filed in San Diego, names the Company in four causes of action: 1) violation of B&P Section 17200, 2) conversion, 3) unjust enrichment and, 4) declaratory relief.  Silvia Quintana alleges that the Company’s demand for reimbursement of the medical payments it made to her pursuant to her insurance contract violates the “made-whole rule.” The Company anticipates that if the matter survives the initial pleading stage, it will be consolidated, for discovery and pre-trial motions, with actions alleging similar facts against other insurers.  This matter is in the pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.  In July 2006, the trial court denied the Company’s demurrer and motion to strike and the Company has filed a writ to the Court of Appeal for review of this decision. In November 2006, the Court of Appeal ordered the trial court to show cause why the relief the Company requested should not be granted. Oral arguments have been concluded and the Company is awaiting the Court’s decision.

Ronald A. Katz Technology Licensing, L.P. v. American International Group, Inc. et al was filed on September 1, 2006, in the United States District Court for the District of Delaware. The defendants include American International Group, Inc., its subsidiaries and affiliates, including 21st Century Insurance Group, 21st Century Insurance Company, and 21st Century Casualty Company. The complaint alleges infringement of various patents relating to automated call processing applications. The matter is in the initial pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.

Edward Bronstein v. 21st Century Insurance Group, et al and a companion case, Francis A. Sliwinski v. 21st Century Insurance Group, et al allege the Company, its directors and AIG have, or will, breach fiduciary duties as a result of AIG’s January 24, 2007 merger proposal to acquire the remaining shares of Company common stock which AIG does not yet own. Both actions were filed in the Los Angeles Superior Court in January 2007 and seek class action certification and equitable relief. The Company has formed a Special Committee of the Company’s Board of Directors, independent of AIG, to evaluate the terms of any merger proposal. The Company believes these actions are without merit.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

NOTE 4.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is a component of stockholders’ equity and includes all net changes in the unrealized appreciation and depreciation in value of available-for-sale investments and changes in unamortized prior service cost and actuarial loss of defined benefit pension plans.

A summary of accumulated other comprehensive loss follows:

	March 31, 2007	December 31, 2006
Net unrealized losses on available-for-sale investments, net of deferred income taxes of $(4,600) and $(6,458)	$(8,541)	$(11,994)
Unamortized prior service cost and net actuarial loss of defined benefit pension plans, net of deferred income taxes of $8,403 and $8,503	(15,605)	(15,792)
Total accumulated other comprehensive loss	$(24,146)	$(27,786)

NOTE 5.  EMPLOYEE BENEFIT PLANS

The Company has a qualified defined benefit pension plan, which covers essentially all employees who have completed at least one year of service. The pension benefits under the qualified plan are based on employees’ compensation during all years of service. The Company’s funding policy for the qualified plan is to make annual contributions as required by applicable regulations; employees may not make contributions to this plan. For certain key employees designated by the Board of Directors, the Company sponsors a non-qualified supplemental executive retirement plan (“SERP”). The SERP benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. Because the Internal Revenue Code does not allow current deductions for advance funding of a non-qualified plan, the Company’s funding policy with respect to this plan is to make contributions as benefits become payable to participants.  The SERP has “change in control” provisions that could immediately vest benefits for certain individuals.  However, the retirement assumptions used to determine the SERP benefit obligations have not been altered by these “change in control” provisions in response to the proposed offer by AIG to purchase the remaining Company common stock.

Components of Net Periodic Benefit Cost

The following table presents the components of net periodic benefit costs for all plans:

	Three Months Ended March 31,
	2007	2006
Service cost	$1,771	$1,872
Interest cost	2,105	1,971
Expected return on plan assets	(2,360)	(2,108)
Amortization of prior service cost	36	34
Amortization of net loss	251	678
Total	$1,803	$2,447

Pension Plan Contributions

The amount and timing of future contributions to the Company’s qualified defined benefit pension plan depends on a number of assumptions including statutory funding requirements, the market performance of the plan’s assets and future changes in interest rates that affect the actuarial measurement of the plan’s obligations. The Company did not make any contributions to its qualified defined benefit pension plan in 2006. Based on current assumptions, the Company does not expect to be required to contribute to its qualified defined benefit pension plan in 2007.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2007. Contributions to our non-qualified defined benefit pension plan totaled $0.2 million in the first quarter 2007.

NOTE 6.  STOCK–BASED AWARDS

Stock Option Plans

No stock options were granted during the quarter ended March 31, 2007. The quarter ended March 31, 2006 results include $0.7 million of accelerated costs incurred to recognize the effect of retirement eligibility in accordance with the non-substantive vesting period approach and $1.4 million of actual vesting in accordance with an executive retention agreement. As compensation costs for certain employees are included in deferred policy acquisition costs, pre-tax compensation cost related to stock-based compensation of $0.4 million and $0.5 million was deferred at March 31, 2007 and 2006, respectively. The remaining unrecognized compensation cost related to unvested awards was $6.9 million and $14.6 million at March 31, 2007 and 2006, respectively.

The impact of stock options expense is as follows:

	Three Months Ended March 31,
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA	2007	2006
Net losses and loss adjustment expenses	$228	$1,134
Policy acquisition costs	149	487
Other underwriting expenses	929	1,835
Income before provision for income taxes	(1,306)	(3,456)
Provision for income taxes	355	757
Net income	$(951)	$(2,699)
Basic and diluted earnings per share	$(0.01)	$(0.03)

Outstanding Options

The following table summarizes information about stock options outstanding at March 31, 2007:

AMOUNTS IN THOUSANDS	Number of Options	Aggregate Intrinsic Value	Weighted- Average Exercise Price
Outstanding	8,570	$44,490	$16.40
Exercisable	6,752	34,557	16.58

The aggregate intrinsic value in the preceding table represents the pre-tax amount that would have been received by the option holders had all option holders exercised their options at March 31, 2007.

Current Activity

A summary of the Company’s stock option activity and related information follows:

	Three Months Ended March 31,
AMOUNTS IN THOUSANDS	2007	2006
Fair value of stock options granted	$—	$9,093
Intrinsic value of options exercised	6,568	217
Grant date fair value of options vested	6,647	6,519
Proceeds from exercise of stock options	21,082	718
Tax benefit realized as a result of stock option exercises	2,299	76

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

Restricted Shares Plan

Total compensation expense relating to the Restricted Shares Plan was $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Unrecognized compensation cost in connection with restricted stock grants totaled $3.8 million and $2.4 million at March 31, 2007 and 2006, respectively. The cost is expected to be recognized over a weighted-average period of 2.5 years.

Accelerated Vesting Provisions

The stock option plans contain "change in control" provisions that could immediately vest certain options. As permitted under the Restricted Shares Plan, restricted shares granted during 2007 contain a provision that would immediately vest shares that would otherwise vest within one year from the date of an offer from AIG. The Company granted 119,150 and 103,500 restricted shares with a total fair value of $2.6 million and $1.6 million during the three months ended March 31, 2007 and 2006, respectively. The assumptions used to recognize expense over the service period have not been altered by these "change in control" provisions in response to the proposed offer by AIG to purchase the remaining Company common stock.

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

The Company evaluates segment performance based on pre-tax underwriting profit or loss.  The Company does not allocate assets, net investment income, net realized investment gains or losses, other revenues, nonrecurring items, interest and fees expense, or income taxes to operating segments. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. All revenues are generated from external customers and the Company does not rely on any major customer.

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

	Personal Auto Lines	Homeowner and Earthquake Lines in Runoff	Total
Three Months Ended March 31, 2007
Net premiums earned	$329,282	$—	$329,282
Depreciation and amortization expense	6,218	—	6,218
Segment profit (loss)	15,510	(62)	15,448

Three Months Ended March 31, 2006
Net premiums earned	$325,824	$—	$325,824
Depreciation and amortization expense	6,659	2	6,661
Segment profit (loss)	17,472	(77)	17,395

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
March 31, 2007

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended March 31,
	2007	2006
Segment profit	$15,448	$17,395
Net investment income	16,925	17,755
Net realized investment gains (losses)	287	(1,067)
Other expense	(4,194)	—
Interest and fees expense	(1,726)	(1,898)
Consolidated income before provision for income taxes	$26,740	$32,185

NOTE 8.  VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), and amended it in December 2003. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if it lacks sufficient equity to finance its activities without additional financial support from other parties or if its equity holders lack adequate decision making ability based on criteria set forth in the interpretation. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which a company has a significant variable interest.

The Company has decided to purchase investments that provide housing and other services to economically disadvantaged communities. To that end, the Company is a voluntary member, along with other participating insurance organizations, of Impact Community Capital, LLC (“Impact”). Impact’s charter is to facilitate loans and other investments in such communities.

The VIE structure provides a wider range of investment options through which insurance companies and other institutional investors can address the investment needs of these communities. The Company’s maximum participation in Impact C.I.L., LLC (“Impact C.I.L.”), a subsidiary of Impact and a VIE, is for up to 11.1% ($52.8 million) of $475.0 million of the entity’s funding activities. These commitments consist of a $10.6 million minimum investment and a $42.2 million guarantee of a warehouse lending facility.  Potential losses are limited to the Company’s participation as well as associated operating fees.  The Company’s pro rata share of these advances to Impact C.I.L., which in turn makes housing investments in economically disadvantaged communities, was approximately 11.1%, or $8.5 million and $8.6 million at March 31, 2007 and December 31, 2006, respectively.  The revolving member loan and the warehouse financing agreement do not significantly impact the Company’s liquidity or capital.

The Company is not the primary beneficiary of any of the VIEs as the Company has a non-controlling interest with voting rights, beneficiary rights, obligations, and ownership in proportion to each of its Impact related investments.

In addition to the above, the Company held $8.3 million and $8.2 million in other Impact related fixed-income investments at March 31, 2007 and December 31, 2006, respectively. The Company also held $0.3 million in other Impact related private equity investments classified as other long-term investments at March 31, 2007. Total Impact related investment income was $0.3 million for the three months ended March 31, 2007 and $0.2 million for the same period in 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A should be read in conjunction with the accompanying condensed consolidated financial statements. MD&A includes the following sections:

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

Our long-term financial goals include achieving a 96% or lower combined ratio, 15% annual growth in direct premiums written, 15% return on stockholders’ equity, and strong financial ratings.

Proposal from Majority Shareholder

On January 24, 2007, the owner of approximately 61% of the outstanding shares of Company common stock, American International Group, Inc. (“AIG”), submitted an unsolicited proposal to the Company’s Board of Directors to acquire the remaining shares of the Company common stock it does not own. The proposal is subject to several conditions, including the approval of the transaction by a Special Committee of the Company’s Board of Directors who are independent of AIG.  Provisions in certain agreements, including the supplemental executive retirement plan and stock-based compensation plans, could be triggered by an offer or acquisition, resulting in the accelerated recognition of expense that could materially impact the Company’s future results of operations.  The Company’s retirement and stock option valuation assumptions have not been altered for the proposal made by AIG.  The proposal could have a negative impact on the Company’s ability to carry out its business plans.

National Expansion

The Company is implementing a multi-year strategy for national expansion to realize benefits from economies of scale, lower unit marketing costs due to the cost efficiency of buying advertising on a national basis, less dependency on any single market and the operating flexibility to focus resources on attractive markets and deemphasize less attractive markets. In execution of this strategy, 21st expanded its operations into the Midwest (2004); Texas (2005); Florida, Georgia and Pennsylvania (second quarter of 2006); New Jersey (October 2006); and Colorado, Minnesota, Missouri, and Wisconsin (fourth quarter 2006). The Company increased the share of total U.S. personal auto market in which it operates from approximately 18% in 2003 to 60% in 2006. The Company has further increased the share of the total market in which it operates to 66% with the entry into the New York market in April 2007. Growth in direct premiums written in non-California markets in the first quarter of 2007 was 165.4% as compared to the same period in 2006 and we wrote 20.2% of the first quarter’s direct premiums outside of California, versus 7.9% for the same period in 2006. Continued implementation of our geographic expansion strategy could be affected by a number of factors beyond our control, such as increased competition, judicial, regulatory, legislative developments, general economic conditions, increased operating costs, or change in control of the Company.

Highlights

The following table summarizes our condensed consolidated results of operations:

AMOUNTS IN THOUSANDS Three Months Ended March 31,	2007	2006	% Change ’07 vs.‘06
Direct premiums written	$350,530	$338,569	3.5%
Net premiums written	349,022	337,223	3.5

Net premiums earned	$329,282	$325,824	1.1
Net losses and loss adjustment expenses (“LAE”)	(233,457)	(236,496)	(1.3)
Underwriting expenses	(80,377)	(71,933)	11.7
Underwriting profit	$15,448	$17,395	(11.2)

Financial highlights for the three months ended March 31, 2007 and 2006:

•	California direct premiums written decreased 10.3% to $279.5 million in 2007, compared to $311.8 million for the same period in 2006.

•	Non-California direct premiums written increased 165.4% to $71.0 million in 2007, compared to $26.8 million for the same period in 2006.

•
First quarter 2007 consolidated combined ratio was 95.3%, versus 94.7% for the same period in 2006. First quarter 2007 was favorably impacted by 5.5 points of prior accident year loss and LAE reserve development, while 2006 was favorably impacted by 2.2 points of prior accident year development.

In recent quarters, the California market, which represented 79.8% of our total direct premiums written during the first quarter, has seen stable to declining rates from competitors and a reduced level of shopping behavior by consumers.  Both of these factors reduced our opportunities for profitable growth in this state, but this was offset by growth realized in non-California markets as a result of our national expansion efforts.

The underwriting expense to net premiums earned ratio increased to 24.4% for the three months ended March 31, 2007 from 22.1% for the same period in 2006. This increase is primarily the result of expenses associated with the Company’s national expansion efforts.

Net income decreased 13.9% to $18.3 million for the three months ended March 31, 2007, or $0.21 per basic share, compared to $21.3 million, or $0.25 per basic share, for the same period in 2006.  This was primarily due to $3.4 million of severance costs associated with the Company’s efforts to streamline operations and $0.7 million of Special Committee costs, for a total of $4.1 million in other expenses ($2.7 million after tax, or $0.03 per share).  This decrease was also due to lower underwriting profit resulting from higher underwriting expenses, discussed above, partially offset by increases in net premiums earned and decreases in net losses and LAE summarized above.

In July 2006, the California Department of Insurance (the “CDI”) obtained approval for changes to regulations (the “Auto Rating Factor Regulations”) relating to automobile insurance rating factors, particularly concerning territorial rating.  Because the new Auto Rating Factor Regulations required every personal auto insurance company operating in California to make a class plan and rate filing in the third quarter of 2006, competitive rate levels have changed and consumer shopping behavior may increase in the future.  As of this date, the Company has filed for a personal automobile overall rate decrease in California of approximately 5%. The CDI approved the Company’s class plan and rate filings. The new rates took effect January 3, 2007. Most of the Company’s main competitors have also received approval of overall rate decreases of varying amounts, while some have not substantially changed overall rate levels while attempting to comply with the new regulations. It is not possible at this time to predict the ultimate impact of these changes, which could have either a materially favorable or materially adverse impact on the Company.

Also in July 2006, the CDI proposed new amended rate approval regulations (the “Rate Approval Regulations”) affecting personal auto, homeowners and most lines of commercial property and casualty insurance written in California. The regulations became effective on April 3, 2007. These regulations could have a materially adverse impact on the Company’s California results.

Non-GAAP Measures

Information concerning premiums written, underwriting profit, combined ratio and statutory surplus have been presented to enhance readers’ understanding of the Company’s operations.  These widely used financial measures in the insurance industry do not have formal definitions currently under accounting principles generally accepted in the United States of America (“GAAP”).

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

Statutory surplus represents equity at the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities.  Stockholders’ equity is the most directly comparable GAAP measure to statutory surplus.

The reconciliations of these financial measures to the most directly comparable GAAP measures are located in the following: premiums written and underwriting profit are located in Results of Operations and statutory surplus is located in Liquidity and Capital Resources. These financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial measures.

See Results of Operations for more details as to our overall and personal auto lines results.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our condensed consolidated results of operations and reconciles personal auto lines underwriting profit to net income:

AMOUNTS IN THOUSANDS,	Three Months Ended March 31,		% Change
EXCEPT SHARE DATA	2007	2006	’07 vs.‘06
Personal auto lines underwriting profit	$15,510	$17,472	(11.2)%
Homeowner and earthquake lines in runoff, underwriting loss	(62)	(77)	(18.7)
Net investment income	16,925	17,755	(4.7)
Net realized investment gains (losses)	287	(1,067)	N/M [1]
Other expense	(4,194)	—	0.0
Interest and fees expense	(1,726)	(1,898)	(9.1)
Provision for income taxes	(8,394)	(10,868)	(22.8)
Net income	$18,346	$21,317	(13.9)
Basic and diluted earnings per share	$0.21	$0.25	(16.0)

1  Ratio is not meaningful.

Underwriting results above include the effect of prior years’ reserve redundancy recorded in the current year. The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended March 31,
AMOUNTS IN THOUSANDS	2007	2006
Net losses and LAE incurred related to insured events in:
Current accident year personal auto lines	$251,340	$243,511
Prior accident years:
Personal auto lines	(17,945)	(7,092)
Homeowner and earthquake lines in runoff	62	77
Total prior years’ redundancy recorded in current year	(17,883)	(7,015)
Total net losses and LAE incurred	$233,457	$236,496

We perform quarterly reviews of the adequacy of carried unpaid losses and LAE. These estimates depend on many assumptions about the outcome of future events. Consequently, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and materially differ from our unpaid losses and LAE at March 31, 2007 and 2006.  In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations. See Critical Accounting Estimates – Losses and Loss Adjustment Expenses for additional discussion of our reserving policy.

Personal Auto Lines Underwriting Results

Personal automobile insurance is our primary line of business. Non-California vehicles accounted for 20.2% of our direct premiums written for the three months ended March 31, 2007, compared to 7.9% for the same period in 2006.  This increase is due to our ongoing national expansion program. The Company currently plans to expand into additional states to further its national expansion strategy.

The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

	Three Months Ended
	March 31,		$ Change	% Change
AMOUNTS IN THOUSANDS	2007	2006	’07 vs.‘06	’07 vs.‘06
Direct premiums written	$350,530	$338,569	$11,961	3.5%
Net premiums written	$349,022	$337,223	11,799	3.5
Net premiums earned	$329,282	$325,824	3,458	1.1
Net losses and LAE	(233,395)	(236,419)	(3,024)	(1.3)
Underwriting expenses	(80,377)	(71,933)	8,444	11.7
Underwriting profit	$15,510	$17,472	(1,962)	(11.2)

Ratios:
Loss and LAE ratio	70.9%	72.6%	(1.7)
Underwriting expense ratio	24.4	22.1	2.4
Combined ratio	95.3%	94.7%	0.7

The following table reconciles our personal auto lines direct premiums written to net premiums earned:

	Three Months Ended March 31,
AMOUNTS IN THOUSANDS	2007	2006
Direct premiums written	$350,530	$338,569
Ceded premiums written	(1,508)	(1,346)
Net premiums written	349,022	337,223
Net change in unearned premiums	(19,740)	(11,399)
Net premiums earned	$329,282	$325,824

California direct premiums written decreased in the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to a 5% rate decrease and continued competitiveness in the California market. As discussed in the Highlights, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating in July 2006.  It is not possible at this time to predict the impact of these changes, which could have either a favorable or adverse impact on the Company.  Also in July 2006, the CDI proposed new amended rate approval regulations, subsequently amended in October of 2006 and approved in January of 2007 with an effective date of April 3, 2007. These regulations could have a materially adverse impact on the Company’s California results.

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

The decline in the loss and LAE ratios for the three months ended March 31, 2007 of 1.7 points is primarily due to the effect of favorable development related to prior accident years and lower accident frequency. The loss and LAE ratios for the three months ended March 31, 2007, included 5.5 points ($17.9 million) of favorable reserve development compared to 2.2 points ($7.1 million) in the same period of 2006. In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted, usually in conjunction with our quarterly actuarial review.

The underwriting expense to net premiums earned ratios increased in the three months ended March 31, 2007, as compared to the same period in the prior year.  This increase is primarily the result of expenses associated with the Company’s national expansion efforts.

Homeowner and Earthquake Lines in Runoff

We have not written any earthquake policies since 1994 and exited the voluntary homeowner insurance business in 2002. Underwriting results of the homeowner and earthquake lines, which are in runoff, include losses and LAE incurred of $0.1 million for the three months ended March 31, 2007 and 2006. California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake.  The last remaining earthquake claim brought against the Company as a result of SB 1899 was resolved in the first quarter of 2007.

Net Investment Income

We utilize a conservative investment philosophy. Substantially the entire fixed maturity securities portfolio is investment grade, having a weighted-average Standard & Poor’s credit quality of “AA”.  No derivatives are held in our investment portfolio and there were no publicly traded equity securities at March 31, 2007.  The Company previously held publicly traded equities, but sold them in the first quarter of 2006, lowering the risk and yield of the overall investment portfolio. The components of net investment income were as follows:

AMOUNTS IN THOUSANDS	Net Investment Income
Three Months Ended March 31,	2007	2006
Interest on fixed maturity securities, at fair value	$16,824	$16,867
Interest on cash and cash equivalents	527	334
Interest on other long-term investments, equity method	(187)	—
Dividends on equity securities	—	810
Total investment income	17,164	18,011
Investment expense	(239)	(256)
Net investment income	$16,925	$17,755

The fixed maturity securities portfolio comprised 99% of the total investment portfolio at March 31, 2007 and December 31, 2006.The average annual yields on fixed maturity securities were as follows:

	Average Annual Yields on Fixed Maturity Securities
Three Months Ended March 31,	2007	2006
Pre-tax – fixed maturity securities	4.5%	4.8%
After-tax – fixed maturity securities	3.3%	3.5%

At March 31, 2007, $375.7 million, or 26.3%, of our total fixed maturity securities at fair value were invested in tax-exempt bonds, compared to 26.4% at December 31, 2006, with the remainder invested in taxable securities. At March 31, 2007, no investments were rated below investment grade, except for a $3.0 million position in KN Energy that had a BB- rating.

The net realized gains (losses) on investments were as follows:

AMOUNTS IN THOUSANDS	Net Realized Gains (Losses) on Investments
Three Months Ended March 31,	2007	2006
Gross realized gains	$384	$1,492
Gross realized losses	(97)	(2,559)
Net realized gains (losses) on investments	$287	$(1,067)

Our policy is to investigate, on a quarterly basis, all investments for possible “other-than-temporary” impairment when the fair value of a security falls below its amortized cost, based on all relevant facts and circumstances.  No such impairments were recorded in the three months ended March 31, 2007 or 2006. See discussion under Critical Accounting Estimates – Investments for further information.

Other Expense

The Company incurred $3.4 million in severance and other benefits costs for an approximate three percent reduction of its work force during the first quarter of 2007 in connection with efforts to streamline operations.  The entire cost of the reduction in force was recognized during the first quarter of 2007.  As of March 31, 2007, $0.4 million of severance-related benefits had not been paid, and are expected to be distributed by the end of 2007.  Annual savings from this reduction in work force are estimated to be primarily offset by merit increases and costs associated with national expansion efforts.  The Company also incurred $0.7 million in connection with a proposal from the majority shareholder as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

Investments and cash were $1.5 billion at March 31, 2007 and December 31, 2006.  The Company sold its investments in publicly held equity securities during the first quarter of 2006, with the proceeds primarily reinvested in fixed maturity securities and did not hold any publicly held equity securities at March 31, 2007.  However, we executed a $35 million funding commitment for a private equity investment program during the second quarter of 2006. The Company’s funded commitment was $14.2 million and $14.4 million at March 31, 2007 and December 31, 2006, respectively.

The Company also has unrated, community investments representing 1.4% of total investments. These investments have been made in an effort to provide housing and other services to economically disadvantaged communities. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Increased advertising, sales and customer service costs due to the Company’s national expansion efforts in the first quarter of 2007, partially offset by a $1.7 million decrease in deferred policy acquisition costs (“DPAC”) resulting from the adoption of Statement of Position 05-1 discussed in Recent Accounting Pronouncements, contributed to a net increase in DPAC of $5.6 million to $69.2 million, compared to $63.6 million at December 31, 2006.  Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates – Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and LAE, gross and net of applicable reinsurance, with respect to our lines of business:

	March 31, 2007		December 31, 2006
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid losses and LAE
Personal auto lines	$464,416	$459,389	$480,731	$475,261
Homeowner and earthquake lines in runoff	1,394	690	1,538	808
Total	$465,810	$460,079	$482,269	$476,069

At March 31, 2007, gross unpaid losses and LAE decreased $16.5 million, primarily due to a reserve decrease of $16.3 million in the personal auto lines as a result of $17.9 million of favorable prior year loss development recorded during the three months ended March 31, 2007. The gross unpaid losses and LAE in the homeowner and earthquake lines decreased $0.1 million as the result of continued runoff activity (see Critical Accounting Estimates – Losses and Loss Adjustment Expenses for a description of the Company’s reserving process).

Debt of $112.6 million at March 31, 2007, compared to $115.9 million at December 31, 2006, consists of $12.7 million of capital lease obligations and $99.9 million of Senior Notes, net of discount. The decrease in debt of $3.3 million during the three months ended March 31, 2007 is primarily attributable to principal payments on the capital leases.

Stockholders’ equity and book value per share increased to $929.3 million and $10.57, respectively, at March 31, 2007, compared to $898.5 million and $10.39 at December 31, 2006, respectively.  The increase in stockholders’ equity for the three months ended March 31, 2007 was primarily due to net income of $18.3 million, stock-based compensation cost of $1.9 million, $23.3 million from the exercise of stock options, and other comprehensive income of $3.6 million. This was partially offset by dividends to stockholders of $14.0 million and an adjustment of $2.4 million as the result of adopting Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109.

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

Effective December 31, 2003, the CDI approved an intercompany lease whereby 21st Century Insurance Company leases certain computer software from our holding company. The monthly lease payment, currently $0.9 million, started in January 2004 and has been subject to upward adjustments based on the cost incurred by the holding company to enhance the software.

Our holding company’s significant cash obligations over the next several years consist of the following:

•	Ongoing costs to enhance our computer software;

•	The repayment of the $100 million principal on the Senior Notes due in 2013;

•	Related interest on the Senior Notes above; and

•	Any dividends to stockholders that our directors may declare.

We expect to be able to meet these obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $38.8 million at March 31, 2007, dividends received from our insurance subsidiaries, payments received from the intercompany lease, and borrowing from our insurance subsidiary), or additional funds that may be obtainable from the capital markets. The effective California state income tax rate applicable to dividends received from our insurance subsidiaries is approximately 1.8%, or 1.2% net of federal benefit. In 2007, our primary insurance subsidiary could pay $124.0 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

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

As discussed in the Highlights, in July 2006, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating.  It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company.  Also in July 2006, the CDI proposed new amended rate approval regulations, subsequently amended in October of 2006, could have a materially adverse impact on the Company’s California results.  The regulations became effective on April 3, 2007. If the newly elected insurance commissioner does not modify, suspend or withdraw the regulations before they become effective, an industry lawsuit could be brought to challenge the regulations as contrary to current law.  Also, the Company could consider bringing its own legal action once the regulations are applied to it.

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

At March 31, 2007, our insurance subsidiaries had a combined statutory surplus of $785.8 million compared to $771.0 million at December 31, 2006. The increase in statutory surplus was primarily due to statutory net income of $18.5 million and a decrease in nonadmitted assets of $9.9 million, partially offset by dividends to the holding company of $14.0 million. The net premiums written to statutory surplus ratio, which is required to be below 3.0 by the insurance regulators, was 1.7 at March 31, 2007 and December 31, 2006.

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We believe that at March 31, 2007, all of our insurance subsidiaries met their respective regulatory requirements.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	March 31, 2007	December 31, 2006
Stockholders’ equity – GAAP	$929,274	$898,549
Condensed adjustments to reconcile GAAP shareholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(19,146)	(20,373)
Deferred loss (gain) under capital lease transactions	130	(79)
Capital lease obligation	12,638	15,985
Nonadmitted net deferred tax assets	(15,752)	(17,419)
Difference in net deferred tax assets reported under Statutory Accounting Principles	31,545	24,200
Intercompany receivables	(1,433)	(11,488)
Fixed assets	(22,920)	(22,955)
Equity in non-insurance entities	(67,643)	(47,006)
Net unrealized losses on investments	12,611	17,881
Deferred policy acquisition costs	(69,181)	(63,581)
Pension related liabilities (assets)	17,174	15,648
Other prepaid expenses	(18,623)	(14,195)
FIN 48 liability	1,750	—
Other, net	(4,650)	(4,158)
Statutory surplus	$785,774	$771,009

Cash Flows

Our net increase (decrease) in cash and cash equivalents were as follows:

AMOUNTS IN THOUSANDS Three Months Ended March 31,	2007	2006	‘07 vs.‘06 Increase/ (Decrease)
Net cash and cash equivalents provided by operating activities	$29,713	$38,737	$(9,024)
Net cash and cash equivalents used in investing activities	(305)	(62,842)	62,537
Net cash and cash equivalents provided by (used in) financing activities	4,644	(9,417)	14,061
Net increase (decrease) in cash and cash equivalents	$34,052	$(33,522)	$67,574

Operating Activities

Net cash provided by operating activities decreased primarily due to an increase in expenses as a result of the Company’s national expansion strategy, expenditures related to the proposal from the majority owner, AIG, to acquire the remaining shares of the Company common stock it does not own, and severance costs in connection with the Company’s efforts to streamline operations. This was partially offset by an increase in direct premiums collected resulting from the increase in direct premiums written realized as a result of the Company’s national expansion efforts.

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

Net cash used in investing activities decreased due to a decrease in net acquisitions (purchases, net of maturities, calls and sales) of investments, primarily as a result of a decline in the redeployment of cash from operating cash flows to the investment portfolio.  Operating cash was instead invested in more liquid cash equivalents that have similar returns as a result of the flat yield curve.

Financing Activities

Net cash provided by financing activities increased due to a $20.4 million increase in cash receipts provided by stock option exercises, partially offset by the doubling of the quarterly dividend since the prior year from $0.08 per share to $0.16 per share, resulting in a $7.2 million increase in dividends paid.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See our discussion about variable interest entities and commitments in Note 8 of the Notes to Condensed Consolidated Financial Statements. There were no material changes outside the ordinary course of our business in our contractual obligations during the three-month period ended March 31, 2007.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Our significant accounting policies are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Change in the estimate or different estimates that may have been selected could have a material impact on the Company’s consolidated results of operations or financial condition.

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

Management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors.

Unpaid Losses and Loss Adjustment Expenses

The estimated liabilities for unpaid losses and LAE include estimates of the ultimate resolution for known claims reported on or prior to the balance sheet dates, estimates of losses for claims incurred but not reported, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs, as well as economic and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the variability of the ultimate settlement amount is likely to increase as the time between the occurrence and settlement of the claim increased.

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

It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE at March 31, 2007.  While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE at March 31, 2007.  In the future, if the unpaid losses and LAE develop redundancies or deficiencies, then such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

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

Volatility of Reserve Estimates and Sensitivity Analysis

The Company uses numerous assumptions in determining its best estimates of reserves for losses and LAE for each coverage of the personal auto business.  If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss and LAE reserves.  Set forth below is a sensitivity analysis that estimates the effect on the loss and LAE reserve position of using alternative loss cost trend or loss development factor assumptions rather than those actually used in determining the best estimates in the first quarter 2007 loss and LAE reserve analyses.  The analysis addresses the personal auto business in California for which a material deviation to the Company’s overall reserve position is believed reasonably possible, and uses what the Company believes is a reasonably likely range of potential deviation.  There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss cost trend or loss development assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular coverage.

After evaluating the historical loss cost trends from prior years since 1994, in Management’s judgment, it is reasonably likely that actual loss cost trends applicable to the first quarter 2007 loss and LAE reserve analysis will range from negative 13% to positive 6%, or approximately 12% lower and 7% higher than the assumptions utilized in the first quarter 2007 reserve analysis.  These changes in the assumed loss cost trend would cause approximately a $78 million decrease or a $49 million increase in the loss and LAE reserves.  It should be emphasized that these deviations are not considered the highest possible deviations that might be expected, but rather what is considered by the Company to reflect a reasonably likely range of potential deviation.

The assumed loss development factors are also a key assumption.  After evaluating the historical loss development factors from prior accident years since 1999, in Management’s judgment, it is reasonably likely that actual loss development factors will range from approximately 1.3 percent lower than those actually utilized in the first quarter 2007 loss and LAE reserve analysis to approximately 1.0 percent higher than those actually utilized.  If the loss development factor assumptions were reduced by 1.3 percent and increased by 1.0 percent, the loss and LAE reserves would decrease by approximately $70 million under the lower assumptions or increase by approximately $53 million under the higher assumptions.  Generally, historical loss development factors are used to project future loss development.  However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above.  Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves.  These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.  Thus, there is the potential for variations greater than the amounts cited above, either negatively or positively.

The primary responsibility of an insurance company is paying the claims of its policyholders in a fair and timely manner.  Having adequate loss reserves, with special consideration for the upside potential of claims not yet paid is central to this responsibility. The Company experienced significant losses from the 1994 Northridge earthquake and the subsequent reopening of claims resulting from California Senate Bill 1899 (“SB 1899”).  The costs related to both the original event and SB 1899 illustrate the uncertainty that can result from estimating loss reserves.  The number and severity of claims far exceeded initial estimates of losses.  The two Northridge events point to the importance of the adequacy of loss reserves and the inherent estimating uncertainties of the loss reserving process.

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

The determination of whether a decline in market value is “other-than-temporary” is necessarily a matter of subjective judgment. The Company’s intent is to hold all of its fixed securities with unrealized losses for a period of time sufficient to allow a market recovery or to maturity as long as these securities continue to be consistent with our investment strategy.  If our strategy were to change and these securities were impaired, we would recognize a write down in accordance with our stated policy. Additionally, it is possible that future information will become available about our current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. No such charges were recorded in the three months ended March 31, 2007 or for the same period in 2006. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity at the end of the periods presented because any unrealized losses would have been already included in accumulated other comprehensive loss.

Substantially the entire fixed maturity securities portfolio is investment grade.  The following is a summary of the Standard & Poor’s credit rating for the fixed maturity securities portfolio (the weighted average is “AA”):

	March 31, 2007		December 31, 2006
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	# issues	Fair Value
AAA	321	$724,717	322	$728,033
AA	112	205,227	106	165,216
A	99	361,947	109	423,429
BBB	40	131,053	42	113,162
BB	3	3,036	—	—
Unrated	4	5,233	4	5,176
Total fixed maturity securities	579	$1,431,213	583	$1,435,016

The following is a summary by issuer of unrated securities held:

AMOUNTS IN THOUSANDS	March 31, 2007	December 31, 2006
Unrated fixed maturity securities (fair value):
Impact Community Capital, LLC [2]	$1,999	$1,999
Impact Healthcare, LLC [2]	567	510
Impact Childcare, LLC [2]	810	810
Impact Commercial Opportunities, LLC [2]	1,857	1,857
Total unrated fixed maturity securities	5,233	5,176
Unrated other long-term investments (equity method):
Impact Workforce, LLC [2]	320	320
AIG PEP[3]	14,208	14,385
Total unrated other long-term investments	14,528	14,705
Total unrated investments	$19,761	$19,881

Percentage of total investments, at fair value	1.4%	1.4%
Percentage of total unrealized losses	0.0%	0.0%

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions:

	March 31, 2007			December 31, 2006
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	—	$—	$—	2	$12,075	$216
6-12 months	3	21,544	947	1	9,625	375
More than 1 year	79	657,765	20,204	88	698,674	25,919
Less than $0.1 million	136	290,836	4,256	142	304,838	4,764
Total investments with unrealized losses [4]	218	$970,145	$25,407	233	$1,025,212	$31,274

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

2  Impact Community Capital is a limited partnership that was voluntarily established by a group of California insurers to make loans and other investments that provide housing and other services to economically disadvantaged communities. See further discussion in Note 8 of the Notes to the Condensed Consolidated Financial Statements.
3  AIG PEP is a private equity investment program managed by AIGGIC.
4  Unrealized losses represent approximately 1.8% and 2.2% of the total fair value of investments at March 31, 2007 and December 31, 2006.

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	March 31, 2007			December 31, 2006
AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$22,100	$21,873	$227	$3,040	$2,983	$57
Due after one year through five years	586,932	571,858	15,074	602,148	584,279	17,869
Due after five years through ten years	60,916	59,433	1,483	96,077	93,043	3,034
Due after ten years	325,604	316,981	8,623	355,221	344,907	10,314
Total fixed maturity securities with unrealized losses	$995,552	$970,145	$25,407	$1,056,486	$1,025,212	$31,274

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance requires the use of estimates and assumptions about the outcome of future events, as well as assessments of the likelihood that the tax positions taken by the Company ultimately will be sustained.

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

At March 31, 2007, our DTAs were $113.0 million and our DTLs were $71.2 million, for a net DTA of $41.8 million. At December 31, 2006, our DTAs were $117.9 million and our DTLs were $69.5 million, for a net DTA of $48.4 million. The net DTAs are classified as an asset, “Deferred income taxes,” in the condensed consolidated balance sheets.

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

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of $9.3 million, representing an unrealized tax benefit of $3.2 million at March 31, 2007, compared to $3.3 million at December 31, 2006. As a result of taxable income since 2002, our NOL has been fully utilized through March 31, 2007 except for the amount relating to 21st of the Southwest that is subject to the Internal Revenue Service separate return limitation year provisions. The remaining NOL expires as follows: $1.3 million in 2017; $1.1 million in 2018; $1.5 million in 2019; $3.2 million in 2020, and $2.2 million in 2021.

Our ability to fully utilize the NOL of 21st of the Southwest and our other DTAs depends primarily on future taxable income from operations and tax planning strategies. Because of the Company’s profitable operating history and the availability of tax planning strategies, management believes it is reasonable to conclude that it is at least more likely than not that we will be able to realize the benefits of all of our DTAs. Accordingly, no valuation allowance has been recognized at March 31, 2007. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Implementation of tax planning strategies to effect realization of our remaining NOL may require regulatory approvals, which although reasonably expected cannot be assured by management. Future operating losses could possibly jeopardize our ability to realize our other DTAs. Future unfavorable regulatory actions or operating losses would lead management to reach a different conclusion about the likelihood of realizing the DTAs and, if so, to recognize a valuation allowance at that time for some or all of the DTAs.

Effective January 1, 2007, as explained more fully in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (“FIN 48”), which had the effect of decreasing to opening retained earnings and stockholders’ equity by $2.4 million. Adoption of FIN 48 had no impact on net income in the three months ended March 31, 2007.

At January 1, 2007, the Company had no liabilities for uncertain tax liabilities for uncertain tax positions and the total amount of unrecognized tax benefits for all jurisdictions was approximately $9.1 million, which would favorably affect the effective tax rate if recognized.  For the three months ended March 31, 2007, the total amount of unrecognized tax benefits declined by approximately $1.8 million, representing the proportionate amount deemed utilized for tax purposes in the first quarter of the year, and the Company established an estimated liability for uncertain tax position of the same amount.  Absent changes in profitability or other facts and circumstances, the Company currently anticipates that the unrecognized tax benefits will decline to zero by the end of 2007 as the benefits are used for tax purposes, in which case the estimated liability for uncertain tax position would total approximately $9.1 million.

The Company had no accrued penalties and no material interest receivable or interest payable at the date of adoption or at March 31, 2007.

In the first quarter of 2005, the Company filed amended California tax returns and paid the State of California $6.8 million to cover all issues outstanding with the Franchise Tax Board  (“FTB”), including certain matters paid under protest as to which the Company reserved all its rights to file for refunds and appeal to the California State Board of Equalization (“SBE”) any adverse rulings by the California FTB. In September 2005, the FTB completed its audit and denied our refund claims. In December 2005, the Company filed an appeal with the SBE. In the fourth quarter of 2006, the Company executed a settlement agreement with the FTB, for which the final required regulatory approval was obtained in February 2007. Accordingly, the tax refund and accrued interest totaling approximately $2.9 million ($1.9 million net of federal tax effect) was recorded as a reduction of state income tax expense effective December 31, 2006.

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

Management assesses the recoverability of DPAC on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes the DPAC costs are fully recoverable at March 31, 2007.

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that it is a reasonable assumption, actual results could differ materially from such estimates.

Property and Equipment

At March 31, 2007, net property and equipment included $132.9 million in software, net of related accumulated depreciation. This amount represented 84.7% of total net property and equipment, with the remaining balance consisting of furniture and equipment, leasehold and building improvements, building, and land.

Management evaluates the recoverability of long-lived assets upon indication of possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows, and the determination of estimated fair value are all significant judgments. There have been no events or circumstances in the first quarter of 2007 that would require a reassessment of any asset group for impairment.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“FAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, (“FAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159.

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

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effect of this adoption on January 1, 2007, resulted in a $2.4 million decrease to opening retained earnings.  Adoption of FIN 48 had no impact on net income in the three months ended March 31, 2007.

As permitted by FIN 48, the Company also adopted a policy of classifying interest and penalties related to income taxes as elements of income tax expense in the consolidated financial statements.  As required by FIN 48, this change was done prospectively.  Previously, penalties and interest were classified as Other Income or Other Expense.

The Company had no accrued penalties and no material interest receivable or interest payable at the date of adoption or at March 31, 2007.

Tax years 2003 to 2006 and 2002 to 2006 are subject to examination by Federal and California jurisdictions, respectively.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company’s prospective application of SOP 05-1 since January 1, 2007 resulted in a $1.7 million reduction in deferred policy acquisition costs as of March 31, 2007, and a corresponding increase in policy acquisition costs during the quarter ended March 31, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, we are exposed to other risks, including the credit risk related to the issuers of the financial instruments in which we invest, the underlying insurance risk related to our core business and the exposure of the personal automobile lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. Financial instruments are not used for trading purposes. The Company also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company’s primary insurance subsidiary in 2002 and 2003. The following disclosure reflects estimated changes in value that may result from selected hypothetical changes in market rates and prices. Actual results may differ.

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

Fixed maturity financial instruments

For all of our fixed maturity securities, which comprise the majority of the Company’s investment portfolio, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality.  The value of the fixed maturity securities portfolio is subject to interest rate risk where the value of the fixed maturity securities portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity securities portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates.  More specifically, it is the approximate percentage change in the value of a bond or bond portfolio due to a 100 basis point change in interest rates.  The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items.

Since fixed maturity securities with longer remaining terms to maturity usually tend to realize higher yields, the Company’s past investment philosophy typically resulted in a portfolio with an effective duration of over 6.  Due to the changing interest rate environment in 2004, Management, in consultation with the Investment Committee, targeted a lower duration for the Company’s fixed maturity security portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the total fixed maturity security portfolio declined from approximately 5.4 at December 31, 2004 to 3.8 at March 31, 2007.

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

DOLLAR AMOUNTS IN MILLIONS March 31, 2007	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity securities available-for-sale, at fair value	$1,431.2	$1,376.5	(3.82%)
Debt, at amortized cost	112.6	118.6	5.36%

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

The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

	Duration Ranges
March 31, 2007	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Fair value percentage of fixed maturity security portfolio	3.5%	23.8%	58.3%	9.9%	3.9%	0.6%

Equity investments

In an effort to enhance yield and provide some non-correlated diversification to our fixed income portfolio, the Company has invested in non-publicly held equity securities.  In the first quarter of 2006, the Company sold its publicly traded equity security portfolio and subsequently invested in a private equity portfolio. The value of these privately held equity assets are less sensitive to interest rate risk and more subject to credit and liquidity risks.  However, interest rate risk still exists, just to a lesser extent.  A rise in interest rates may increase the rate on floating rate debt and, therefore, use an increasing proportion of a company's cash flow, or may raise market rates to a level that limits the underlying company's access to the capital markets.  In a fixed income portfolio, credit risk refers to the risk that an issuer of a fixed income security may default on principal or interest payments.  When evaluating private equity assets, the same financial and operating factors that can reduce cash flow and increase the likelihood of default can also have a real or perceived negative effect on the value of the equity asset.  Liquidity risk also may decrease private equity values if the assets have to be sold during a time of slack demand for the asset or if the multiples for recent comparable transactions have fallen.

The Company committed $35 million to an AIG Global Investment Corp. (“AIGGIC”) managed fund of private equity investments and funded $14.4 million of the $35 million commitment in 2006. The funded commitment at March 31, 2007 was $14.2 million. The value of these private equity investments are calculated on a quarterly basis, as AIGGIC consolidates the performance of each fund partner and each particular investment.  The primary risk in this portfolio is event-driven risk.  This is managed via diversification across fund managers and styles, as well as by AIGGIC’s long history of experience in the asset class.  The Company also has a small portion, $0.3 million, of its community-related investment portfolio invested in a single private equity transaction.

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

Changes in Internal Control Over Financial Reporting

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated any changes in 21st Century Insurance Group’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on the evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to its insurance operations and business practices.  A description of the reportable legal proceedings to which the Company and its subsidiaries are a party is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements, and is incorporated herein by reference. The description identifies legal proceedings, if any, that become reportable during the quarter ended March 31, 2007, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter or which are otherwise updated due to other developments.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I of Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 6.  EXHIBITS

See accompanying exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	May 2, 2007	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2007	/s/ Steven P. Erwin
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