Form 10-Q
period 2007-06-30
21ST CENTURY INSURANCE GROUP
filed 2007-07-31
CIK 100331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock as of July 18, 2007 was 88,126,045.

Description		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 6.	Exhibits	34
SIGNATURES		35
EXHIBIT INDEX		36
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30,	December 31,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2007	2006
Assets
Investments available-for-sale
Fixed maturity securities, at fair value (amortized cost: $1,427,975 and $1,453,468)	$1,398,237	$1,435,016
Other long-term investments, equity method	18,440	14,705
Total investments	1,416,677	1,449,721
Cash and cash equivalents	89,578	51,999
Accrued investment income	16,965	17,215
Premiums receivable	112,993	110,115
Reinsurance receivables and recoverables	6,411	6,338
Prepaid reinsurance premiums	2,051	2,095
Deferred income taxes	45,970	48,437
Deferred policy acquisition costs	63,621	63,581
Leased property under capital leases, net of deferred gain of $871 and $1,092 and net of accumulated amortization of $43,801 and $42,149	17,048	19,281
Property and equipment, at cost less accumulated depreciation of $111,819 and $104,279	153,608	154,966
Other assets	33,070	27,949
Total assets	$1,957,992	$1,951,697
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$451,254	$482,269
Unearned premiums	328,793	321,927
Debt	109,197	115,895
Claims checks payable	41,155	42,931
Reinsurance payable	636	680
Other liabilities	94,575	89,446
Total liabilities	1,025,610	1,053,148

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 110,000,000 shares authorized; shares issued 88,102,464 and 86,489,082	88	86
Additional paid-in capital	472,404	441,969
Treasury stock; at cost shares: 33,841 and 17,328	(530)	(259)
Retained earnings	495,168	484,539
Accumulated other comprehensive loss	(34,748)	(27,786)
Total stockholders’ equity	932,382	898,549
Total liabilities and stockholders’ equity	$1,957,992	$1,951,697

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2007	2006	2007	2006
Revenues
Net premiums earned	$334,424	$325,512	$663,706	$651,336
Net investment income	17,582	17,174	34,507	34,929
Other income	—	10	—	10
Net realized investment gains (losses)	64	30	351	(1,037)
Total revenues	352,070	342,726	698,564	685,238
Losses and expenses
Net losses and loss adjustment expenses	235,221	223,094	468,678	459,590
Policy acquisition costs	70,466	64,887	139,118	124,219
Other underwriting expenses	9,795	9,504	21,520	22,104
Other expense	2,436	923	6,613	923
Interest and fees expense	1,677	1,854	3,403	3,752
Total losses and expenses	319,595	300,262	639,332	610,588
Income before provision for income taxes	32,475	42,464	59,232	74,650
Provision for income taxes	9,637	14,143	18,048	25,011
Net income	$22,838	$28,321	$41,184	$49,639

Earnings per share:
Basic	$0.26	$0.33	$0.47	$0.58
Diluted	$0.25	$0.33	$0.46	$0.57
Cash dividends declared per share	$0.16	$0.08	$0.32	$0.16
Weighted-average shares outstanding:
Basic	87,782,310	85,968,155	87,447,464	85,918,791
Additional common shares assumed issued under treasury stock method	1,888,961	263,948	1,475,742	455,054
Diluted	89,671,271	86,232,103	88,923,206	86,373,845

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock
		$0.001 par value				Accumulated
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	Issued Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Other Comprehensive Loss		Total
Balance – January 1, 2007	86,489,082	$86	$441,969	$(259)	$484,539	$(27,786)		$898,549
Cumulative effect of adopting FIN 48					(2,422)			(2,422)
Adjusted balance – January 1, 2007	86,489,082	$86	$441,969	$(259)	$482,117	$(27,786)		$896,127
Comprehensive income (loss)					41,184 (1)	(6,962	)(2)	34,222
Cash dividends declared on common stock					(28,133)			(28,133)
Exercise of stock options	1,494,232	2	24,063					24,065
Issuance of restricted stock	119,150							—
Forfeiture of 16,513 shares of restricted stock			271	(271)				—
Stock-based compensation cost			3,625					3,625
Excess tax benefit of stock-based compensation			2,476					2,476
Balance – June 30, 2007	88,102,464	$88	$472,404	$(530)	$495,168	$(34,748)		$932,382

(1)	Net income for the six months ended June 30, 2007.

		Six Months Ended
(2)	Net change in accumulated other comprehensive loss follows:	June 30, 2007
	Unrealized holding losses arising during the period, net of tax benefit of $3,957	$(7,350)
	Reclassification adjustment for investment losses included in net income, net of tax expense of $8	14
	Amortization of prior service cost and net actuarial loss on defined benefit plans, net of deferred tax expense of $201	374
	Total net other comprehensive loss	$(6,962)

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
Six Months Ended June 30,	2007	2006
Operating activities
Net income	$41,184	$49,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,742	13,304
Net amortization of investment premiums and discounts	5,269	4,496
Stock-based compensation cost	3,625	6,478
Provision for deferred income taxes	4,816	9,431
Provision for premiums receivable losses	1,086	1,151
Net realized investment (gains) losses	(351)	1,037
Equity loss of other long-term investment	187	—
Changes in assets and liabilities
Premiums receivable	(3,964)	862
Deferred policy acquisition costs	(40)	(8,309)
Reinsurance receivables and recoverables	(73)	(3)
Federal income taxes	2,285	2,786
Other assets	(3,216)	(1,866)
Unpaid losses and loss adjustment expenses	(31,015)	(28,743)
Unearned premiums	6,866	1,490
Claims checks payable	(1,776)	(4,318)
Other liabilities	2,216	16,983
Net cash provided by operating activities	39,841	64,418
Investing activities
Purchases of:
Fixed maturity securities available-for-sale	(22,848)	(180,179)
Equity securities available-for-sale	—	(35,627)
Other long-term investments, equity method	(4,045)	—
Property and equipment	(8,570)	(13,346)
Maturities and calls of fixed maturity securities available-for-sale	27,908	12,618
Sales of:
Fixed maturity securities available-for-sale	15,142	55,346
Equity securities available-for-sale	—	84,836
Other long-term investments, equity method	123	—
Net cash provided by (used in) investing activities	7,710	(76,352)
Financing activities
Repayment of debt	(7,359)	(6,740)
Dividends paid (per share: $0.32 and $0.16)	(28,133)	(13,763)
Proceeds from the exercise of stock options	24,065	3,844
Excess tax benefit from stock-based compensation	1,455	113
Net cash used in financing activities	(9,972)	(16,546)

Net increase (decrease) in cash and cash equivalents	37,579	(28,480)

Cash and cash equivalents, beginning of period	51,999	68,668
Cash and cash equivalents, end of period	$89,578	$40,188

Supplemental information:
Income taxes paid	$11,555	$12,863
Interest paid	3,321	3,682

See accompanying Notes to Condensed Consolidated Financial Statements.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

NOTE 1.  FINANCIAL STATEMENT PRESENTATION

General

21st Century Insurance Group and subsidiaries (the “Company” or “21st Century”) prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

These unaudited condensed consolidated financial statements include all adjustments (including normal, recurring accruals) that are considered necessary for the fair presentation of our financial position and results of operations in accordance with GAAP.  Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the remaining interim period or the year as a whole.

Other Expense

In the first quarter of 2007, the Company reduced its workforce by approximately three percent in connection with efforts to streamline operations.  The Company incurred $3.4 million in severance and other benefits costs during the first quarter of 2007 and recognized an additional $0.2 million during the second quarter for differences between the original estimate and subsequent payments.  The undistributed severance and other benefits payments for this workforce reduction were $0.4 million at March 31 and June 30, 2007, due to payments of $0.2 million in the second quarter that were offset by the second quarter increase discussed above. The remaining payments are expected to be distributed by the end of 2007.

The Company also incurred $2.3 million and $3.0 million for the three and six months ended June 30, 2007, respectively, for costs associated with the Special Committee of the Board of Directors and its advisors’ evaluation and negotiation of the merger proposal by the majority shareholder, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

The following shares attributable to outstanding stock options and restricted shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (i.e., their inclusion under the treasury stock method would have increased EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common stock equivalents excluded from calculation of diluted EPS	845,008	6,157,293	2,141,139	5,359,356

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on its results of operations or financial condition.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The effect of this adoption on January 1, 2007, resulted in a $2.4 million decrease to opening retained earnings.  Adoption of FIN 48 had no impact on net income in the six months ended June 30, 2007.

  As permitted by FIN 48, the Company also adopted a policy of including interest and penalties related to income taxes with the provision for income taxes in the consolidated statements of operations.  As required by FIN 48, this change was done prospectively.  Previously, penalties and interest were classified as Other Income or Other Expense.  The Company had no accrued penalties and no material interest receivable or interest payable at the date of adoption or at June 30, 2007.

At January 1, 2007, the Company had unrecognized tax benefits for all jurisdictions of approximately $9.1 million, which would favorably impact the effective tax rate if recognized.  For the three and six months ended June 30, 2007, the total amount of unrecognized tax benefits declined by approximately $1.8 million and $3.5 million, respectively, representing the proportionate amount deemed utilized for tax purposes in the first quarter and second quarter of the year, respectively, and the Company established an estimated liability for uncertain tax position of the same amount.  Absent changes in profitability or other facts and circumstances, the Company currently anticipates that the unrecognized tax benefits will decline to zero by the end of 2007 as the benefits are used for tax purposes, in which case the estimated liability for uncertain tax position would total approximately $9.1 million.

Tax years 2003 to 2006 and 2002 to 2006 are subject to examination by Federal and California jurisdictions, respectively.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) was adopted January 1, 2007. SOP 05-1 provides guidance on accounting for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company’s prospective application of SOP 05-1 since January 1, 2007 resulted in a $3.8 million reduction in deferred policy acquisition costs as of June 30, 2007, and a corresponding increase in policy acquisition costs during the six months ended June 30, 2007.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

NOTE 2.  AGREEMENT AND PLAN OF MERGER

On May 15, 2007, 21st Century Insurance Group and American International Group, Inc. (”AIG”) entered into a merger agreement (the “Merger Agreement”) providing for the acquisition by AIG of all of the outstanding shares of common stock of 21st Century not currently owned by AIG for $22.00 per share in cash.  The Company’s Board of Directors unanimously approved the Merger Agreement following the recommendation and approval of a Special Committee comprised of directors of 21st Century who are independent of AIG.  AIG currently owns approximately 60.8% of the outstanding shares of 21st Century.  The transaction represents a 32.6% premium over 21st Century’s closing price on January 24, 2007, the day of AIG’s unsolicited merger proposal, and an 11.4% premium over AIG's original proposal price of $19.75 per share.  Upon completion of the transaction, 21st Century will become a wholly owned subsidiary of AIG.

The Merger is expected to be completed in the third quarter of calendar year 2007, subject to customary conditions and approvals.  The exact timing is dependent on the review and clearance of necessary filings with the Securities and Exchange Commission.  The transaction is subject to the affirmative vote of the holders of a majority of the outstanding shares of 21st Century.  However, AIG has agreed to vote all of its 21st Century shares in favor of the Merger, thereby assuring that approval will be obtained at the 21st Century stockholders’ meeting relating to the Merger.

Provisions in certain agreements, including the supplemental executive retirement plan and stock-based compensation plans, will be accelerated as a result of provisions in the Merger Agreement, resulting in the accelerated recognition of expense on the date of the Merger that could materially impact the Company’s future results of operations.  The Company’s stock option and retirement valuation assumptions have not been altered for provisions in the Merger Agreement.

The following items will occur upon the Merger:

•	Expected payment of equity awards of approximately $47.2 million, which will reduce stockholders’ equity on the date of payment;

•	Accelerated recognition of stock-based compensation of $2.7 million, which will increase other expense and additional paid-in capital;

•	Payment of retention bonuses to certain employees of $2.1 million, including $0.9 million of retention bonus that will be accelerated by the Merger Agreement and borne by AIG; and

•	Payment of supplemental employee retirement plan benefits of $14.5 million, including $2.2 million that will be accelerated by the Merger Agreement and borne by AIG.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

Poss v. 21st Century Insurance Company was filed on June 13, 2003, in Los Angeles Superior Court and Axen v. 21st Century Insurance Company was filed on April 14, 2004, in Alameda County Superior Court. Both complaints seek injunctive and unspecified restitutionary relief against the Company under Business and Professions Code (“B&P”) Sec. 17200 for alleged unfair business practices in violation of California Insurance Code Sec. 1861.02(c) relating to Company rating practices. The court in the Poss case granted the Company’s motion to dismiss the complaint, based on California’s Proposition 64, but allowed the addition of a second plaintiff, Leacy. Discovery has been stayed in both cases and, because these matters are in the pleading stages, and no discovery has taken place, no estimate of the range of potential losses in the event of a negative outcome can be made at this time. In January of 2007, a settlement for an immaterial amount was reached with the Axen plaintiff, which the Company has now finalized.

Cecelia Encarnacion, individually and as the Guardian Ad Litem for Nubia Cecelia Gonzalez, a Minor, Hilda Cecelia Gonzalez, a Minor, and Ramon Aguilera v. 20th Century Insurance was filed on July 3, 1997, in Los Angeles Superior Court. Plaintiffs allege bad faith, emotional distress, and estoppel involving the Company’s handling of a 1994 homeowner’s claim. On March 1, 1994, Ramon Aguilera, a homeowner policyholder, shot and killed Mr. Gonzalez (the minor children’s father) and was later sued by Ms. Encarnacion for wrongful death. On August 30, 1996, judgment was entered against Ramon Aguilera for $5.6 million. The Company paid for Aguilera’s defense costs through the civil trial; however, the homeowner’s policy did not provide indemnity coverage for the incident, and the Company refused to pay the judgment. After the trial, Aguilera assigned a portion of his action against the Company to Encarnacion and the minor children. Aguilera and the Encarnacion family then sued the Company alleging that the Company had promised to pay its bodily injury policy limit if Aguilera pled guilty to involuntary manslaughter. In August 2003, the trial court held a bench trial on the limited issues of promissory and equitable estoppel, and policy forfeiture. On September 26, 2003, the trial court issued a ruling that the Company could not invoke any policy exclusions as a defense to coverage. On May 14, 2004, the court granted the Encarnacion plaintiffs’ motion for summary adjudication, ordering that the Company must pay the full amount of the underlying judgment of $5.6 million, plus interest, for a total of $10.5 million. The Company disagrees with this ruling, as it appears inconsistent with the court’s simultaneous ruling denying the Company’s motion for summary judgment on grounds that there are triable issues of material fact as to whether plaintiffs are precluded from recovering damages as a consequence of Aguilera’s inequitable conduct. The Company also believes that the court’s decision was not supported by the evidence in the case, demonstrating that no promise to settle was ever made.  The Company has appealed the judgment as to the Encarnacions. The trial as to Aguilera concluded on December 9, 2005, on his claims for bad faith, emotional distress, punitive damages and attorney fees. A jury found he sustained no damages as to these claims. The Company’s exposure in this case includes the aforementioned $10.5 million judgment plus post-judgment interest, which currently totals $2.9 million. This matter is now subject to three separate appeals by the parties. The Company’s Motion to Consolidate the three appeals was recently denied by the Court of Appeal.

 Thomas Theis, on his own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on June 17, 2002, in Los Angeles Superior Court. Plaintiff seeks California class action certification, injunctive relief, and unspecified actual and punitive damages. The complaint contends that after insureds receive medical treatment, the Company used a medical-review program to adjust expenses to reasonable and necessary amounts for a given geographic area and the adjusted amount is “predetermined” and “biased.” This case is consolidated with similar actions against other insurers for discovery and pre-trial motions. On January 11, 2007, Plaintiff’s motion to certify a “med-pay” class was granted.  The Company filed a writ of mandate with the Court of Appeal, challenging the trial court’s certification, which was subsequently denied. The matter is now in the discovery phase.

Silvia Quintana, on her own behalf and on behalf of all others similarly situated v. 21st Century Insurance Company was filed on November 16, 2005. This purported class action, filed in San Diego, names the Company in four causes of action: 1) violation of B&P Section 17200, 2) conversion, 3) unjust enrichment and, 4) declaratory relief.  Silvia Quintana alleges that the Company’s demand for reimbursement of the medical payments it made to her pursuant to her insurance contract violates the “make-whole rule.” The Company anticipates that if the matter survives the initial pleading stage, it will be consolidated, for discovery and pre-trial motions, with actions alleging similar facts against other insurers.  This matter is in the pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made at this time.  In July 2006, the trial court denied the Company’s demurrer and motion to strike and the Company has filed a writ to the Court of Appeal for review of this decision. The court, in a published opinion entitled Delanzo v. Allstate, held that in California, the make-whole rule does not require insurance companies to deduct an insured’s attorney fees and costs before recovering medical payments made to an insured.  The trial court in the Qunitana case was ordered to enter judgment consistent with the Delanzo decision.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

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

Edward Bronstein v. 21st Century Insurance Group, et al and companion cases, Francis A. Sliwinski v. 21st Century Insurance Group, et al and Paul Roberts v. 21st Century Insurance, all allege the Company, its directors and AIG have, or will, breach fiduciary duties as a result of AIG’s January 24, 2007 merger proposal to acquire the remaining shares of Company common stock which AIG does not yet own. Both actions were filed in the Los Angeles Superior Court in January 2007 and seek class action certification and equitable relief. The Company formed a Special Committee of the Company’s Board of Directors, independent of AIG, to evaluate the terms of any merger proposal. The Company believes these actions are without merit.

NOTE 4.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is a component of stockholders’ equity and includes all net changes in the unrealized appreciation and depreciation in value of available-for-sale investments and changes in unamortized prior service cost and actuarial loss of defined benefit pension plans.

A summary of accumulated other comprehensive loss follows:

	June 30, 2007	December 31, 2006
Net unrealized losses on available-for-sale investments, net of deferred income tax benefit of $10,408 and $6,458	$(19,330)	$(11,994)
Unamortized prior service cost and net actuarial loss of defined benefit pension plans, net of deferred income tax benefit of $8,302 and $8,503	(15,418)	(15,792)
Total accumulated other comprehensive loss	$(34,748)	$(27,786)

NOTE 5.  EMPLOYEE BENEFIT PLANS

The Company has a qualified defined benefit pension plan, which covers essentially all employees who have completed at least one year of service. The pension benefits under the qualified plan are based on employees’ compensation during all years of service. For certain key employees designated by the Board of Directors, the Company sponsors a non-qualified supplemental executive retirement plan (“SERP”). The SERP benefits are based on years of service and compensation during the three highest of the last ten years of employment prior to retirement and are reduced by the benefit payable from the pension plan and 50% of the social security benefit. The SERP has “change in control” provisions that could immediately vest benefits for certain individuals.  However, the retirement assumptions used to determine the SERP benefit obligations have not been altered by these “change in control” provisions in response to the offer by AIG to purchase the remaining Company common stock.

Components of Net Periodic Benefit Cost

The following table presents the components of net periodic benefit costs for all plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1,771	$1,693	$3,542	$3,565
Interest cost	2,105	1,898	4,210	3,869
Expected return on plan assets	(2,360)	(2,112)	(4,721)	(4,220)
Amortization of prior service cost	36	39	72	73
Amortization of net loss	251	628	503	1,306
Total	$1,803	$2,146	$3,606	$4,593

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

Pension Plan Contributions

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

As the Internal Revenue Code does not allow current deductions for advance funding of a non-qualified plan, the Company’s funding policy with respect to this plan is to make contributions as benefits become payable to participants. Contributions to our non-qualified defined benefit pension plan generally are limited to amounts needed to make benefit payments to retirees, which are expected to total approximately $0.9 million in 2007. Contributions to our non-qualified defined benefit pension plan totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively.

NOTE 6.  STOCK–BASED AWARDS

Stock Option Plans

No stock options were granted during the six months ended June 30, 2007. Results for the six months ended June 30, 2006 include $0.7 million of accelerated costs incurred to recognize the effect of retirement eligibility in accordance with the non-substantive vesting period approach and $1.4 million of actual vesting in accordance with an executive retention agreement. Unrecognized compensation cost for unvested stock option awards was $5.5 million and $8.7 million at June 30, 2007 and December 31, 2006, respectively. The unrecognized cost as of June 30, 2007, is scheduled to be recognized over a weighted-average period of 1.4 years.

Stock-based compensation recognized for our stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA	2007	2006	2007	2006
Net losses and loss adjustment expenses	$184	$759	$412	$1,893
Policy acquisition costs	561	448	710	935
Other underwriting expenses	638	434	1,567	2,269
Income before provision for income taxes	(1,383)	(1,641)	(2,689)	(5,097)
Provision for income taxes	311	288	666	1,045
Net income	$(1,072)	$(1,353)	$(2,023)	$(4,052)
Basic and diluted earnings per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Outstanding Options

The following table summarizes information about stock options outstanding at June 30, 2007:

AMOUNTS IN THOUSANDS, EXCEPT FOR PRICE DATA	Number of Options	Aggregate Intrinsic Value	Weighted- Average Exercise Price
Outstanding	8,320	$45,699	$16.37
Exercisable	6,739	36,220	16.48

The aggregate intrinsic value in the preceding table represents the pre-tax amount that would have been received by the option holders had all option holders exercised their options at June 30, 2007.

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

Current Activity

A summary of the Company’s stock option activity and related information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2007	2006	2007	2006
Fair value of stock options granted	$—	$900	$—	$9,994
Intrinsic value of options exercised	941	266	7,510	483
Grant date fair value of options vested	967	884	7,614	7,399
Proceeds from exercise of stock options	2,911	3,126	23,992	3,844
Tax benefit realized as a result of stock option exercises	334	53	2,633	97

Restricted Shares Plan

Total compensation expense relating to the Restricted Shares Plan was $0.4 million and $0.7 million for the three and six months ended June 30, 2007, respectively, and $0.4 million and $0.5 million for the three and six months ended June 30, 2006, respectively. The Company granted 119,150 and 108,550 restricted shares with a total fair value of $2.6 million and $1.8 million during the six months ended June 30, 2007 and 2006, respectively. Unrecognized compensation cost for restricted stock grants totaled $3.3 million and $1.7 million at June 30, 2007 and December 31, 2006, respectively. The unrecognized cost as of June 30, 2007, is scheduled to be recognized over a weighted-average period of 2.3 years.

Accelerated Vesting Provisions

The Merger Agreement discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements provides for the immediate vesting of certain stock option awards and restricted share awards on the effective date of the Merger. The assumptions used to recognize expense over the service period have not been altered by the acceleration provisions contained in the Merger Agreement.

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

21ST CENTURY INSURANCE GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
June 30, 2007

The following table presents net premiums earned, depreciation and amortization expense, and segment profit (loss) for the Company’s segments.

		Homeowner and
	Personal	Earthquake
	Auto Lines	Lines in Runoff	Total
Three Months Ended June 30, 2007
Net premiums earned	$334,424	$—	$334,424
Depreciation and amortization expense	6,524	—	6,524
Segment profit (loss)	19,108	(166)	18,942

Three Months Ended June 30, 2006
Net premiums earned	$325,512	$—	$325,512
Depreciation and amortization expense	6,642	1	6,643
Segment profit (loss)	28,293	(266)	28,027

Six Months Ended June 30, 2007
Net premiums earned	$663,706	$—	$663,706
Depreciation and amortization expense	12,741	1	12,742
Segment profit (loss)	34,618	(228)	34,390

Six Months Ended June 30, 2006
Net premiums earned	$651,336	$—	$651,336
Depreciation and amortization expense	13,301	3	13,304
Segment profit (loss)	45,765	(342)	45,423

The following table reconciles segment profit to consolidated income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment profit	$18,942	$28,027	$34,390	$45,423
Net investment income	17,582	17,174	34,507	34,929
Other income	—	10	—	10
Net realized investment gains (losses)	64	30	351	(1,037)
Other expense	(2,436)	(923)	(6,613)	(923)
Interest and fees expense	(1,677)	(1,854)	(3,403)	(3,752)
Consolidated income before provision for income taxes	$32,475	$42,464	$59,232	$74,650

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
June 30, 2007

The Company has decided to purchase investments that provide housing and other services to economically disadvantaged communities. To that end, the Company is a voluntary member, along with other participating insurance organizations, of Impact Community Capital, LLC (“Impact”). Impact’s charter is to facilitate loans and other investments in such communities.

The VIE structure provides a wider range of investment options through which insurance companies and other institutional investors can address the investment needs of these communities. The Company’s maximum participation in Impact C.I.L., LLC (“Impact C.I.L.”), a subsidiary of Impact and a VIE, is for up to 11.1% ($52.8 million) of $475.0 million of the entity’s funding activities. These commitments consist of a $10.6 million minimum investment and a $42.2 million guarantee of a warehouse lending facility.  Potential losses are limited to the Company’s participation as well as associated operating fees.  The Company’s pro rata share of these advances to Impact C.I.L., which in turn makes housing investments in economically disadvantaged communities, was approximately 11.1%, or $8.3 million and $8.6 million at June 30, 2007 and December 31, 2006, respectively.  The revolving member loan and the warehouse financing agreement do not significantly impact the Company’s liquidity or capital.

The Company is not the primary beneficiary of any of the VIEs as the Company has a non-controlling interest with voting rights, beneficiary rights, obligations, and ownership in proportion to each of its Impact related investments.

In addition to the above, the Company held $8.2 million in other Impact related fixed-income investments at June 30, 2007 and December 31, 2006. The Company also held $0.3 million in other Impact related private equity investments classified as other long-term investments at June 30, 2007 and December 31, 2006. Total Impact related investment income was $0.2 million and $0.5 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.5 million for the same periods in 2006, respectively.

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

OVERVIEW

General

21st Century Insurance Group is an insurance holding company registered on the New York Stock Exchange. For convenience, the terms “Company”, “21st”, “21st Century”, “we”, “us” or “our” are used to refer collectively to the parent company and its subsidiaries.

Founded in 1958, we are a direct-to-consumer provider of personal auto insurance.  With $1.4 billion of revenue in 2006, we insure over 1.6 million vehicles in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Washington, Colorado, Minnesota, Missouri, New York, and Wisconsin. We provide superior policy features and customer service at a competitive price. Customers can receive a quote, purchase a policy, service their policy, or report a claim at www.21st.com or over the phone with our licensed insurance professionals at 1-800-211-SAVE.  Service is offered in English and Spanish, both over the phone and on the web, 24 hours a day, 365 days a year. Our insurance subsidiaries, 21st Century Insurance Company (our primary insurance subsidiary), 21st Century Casualty Company, and 21st Century Insurance Company of the Southwest (“21st of the Southwest”), are rated A+ by A.M. Best, Fitch Ratings and Standard & Poor’s.

Our long-term financial goals include achieving a 96% or lower combined ratio, 15% annual growth in direct premiums written, 15% return on stockholders’ equity, and strong financial ratings.

Agreement and Plan of Merger

On May 15, 2007, 21st Century Insurance Group and American International Group, Inc. (“AIG”) entered into a merger agreement (the “Merger Agreement”) providing for the acquisition by AIG of all of the outstanding shares of common stock of 21st Century not currently owned by AIG for $22.00 per share in cash.  The Company’s Board of Directors unanimously approved the Merger Agreement following the recommendation and approval of a Special Committee comprised of directors of 21st Century who are independent of AIG.  AIG currently owns approximately 60.8% of the outstanding shares of 21st Century.  The transaction represents a 32.6% premium over 21st Century’s closing price on January 24, 2007, the day of AIG’s unsolicited merger proposal, and an 11.4% premium over AIG’s original proposal price of $19.75 per share.  Upon completion of the transaction, 21st Century will become a wholly owned subsidiary of AIG.

The Merger is expected to be completed in the third quarter of calendar year 2007, subject to customary conditions and approvals.  The exact timing is dependent on the review and clearance of necessary filings with the Securities and Exchange Commission.  The transaction is subject to the affirmative vote of the holders of a majority of the outstanding shares of 21st Century.  However, AIG has agreed to vote all of its 21st Century shares in favor of the Merger, thereby assuring that approval will be obtained at the 21st Century stockholders’ meeting relating to the Merger.

In connection with the Merger, AIG estimates the total amount of funds required to purchase all of the outstanding common stock of the Company not currently owned by AIG and its subsidiaries and to pay estimated fees and expenses will be approximately $825.0 million.

Acceleration provisions in certain agreements, including the supplemental executive retirement plan and stock-based compensation plans, will be triggered as a result of provisions in the Merger Agreement, resulting in the accelerated recognition of expense on the date of the Merger that could materially impact the Company’s future results of operations.  The Company's retirement and stock option valuation assumptions have not been altered for provisions in the Merger Agreement.  See further discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements.

National Expansion

The Company is implementing a multi-year strategy for national expansion to realize benefits from economies of scale, lower unit marketing costs due to the cost efficiency of buying advertising on a national basis, less dependency on any single market and the operating flexibility to focus resources on attractive markets and deemphasize less attractive markets. In execution of this strategy, 21st expanded its operations into the Midwest (2004); Texas (2005); Florida, Georgia and Pennsylvania (second quarter of 2006); New Jersey (October 2006); Colorado, Minnesota, Missouri, and Wisconsin (fourth quarter 2006); and New York (April 2007). The Company increased the share of total U.S. personal auto market in which it operates from approximately 18% in 2003 to 66% in 2007. Growth in direct premiums written in non-California markets in the three months and six months ended June 30, 2007 was 143.4% and 153.9%, respectively, as compared to 51.8% and 189.1% in the same period in 2006, respectively, and we wrote approximately 22% of the first half of 2007’s direct premiums outside of California, versus 9% for the same period of 2006. Continued implementation of our geographic expansion strategy could be affected by a number of factors beyond our control, such as increased competition, judicial, regulatory, legislative developments, general economic conditions, increased operating costs, or change in control of the Company.

Highlights

The following table summarizes our underwriting profit, which is reconciled to net income in Results of Operations:

	Three Months Ended June 30,			Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2007	2006	% Change ’07 vs.‘06	2007	2006	% Change ’07 vs.‘06
Direct premiums written	$323,122	$316,838	2.0%	$673,652	$655,406	2.8%
Net premiums written	321,594	315,477	1.9	670,616	652,699	2.7
Net premiums earned	$334,424	$325,512	2.7	$663,706	$651,336	1.9
Net losses and loss adjustment expenses (“LAE”)	(235,221)	(223,094)	5.4	(468,678)	(459,590)	2.0
Underwriting expenses	(80,261)	(74,391)	7.9	(160,638)	(146,323)	9.8
Underwriting profit	$18,942	$28,027	(32.4)	$34,390	$45,423	(24.3)

Financial highlights for the three months ended June 30, 2007 and 2006:

•	California direct premiums written decreased 12.5% to $251.4 million for the quarter ended June 30, 2007, compared to $287.4 million for the same period in 2006.

•	Non-California direct premiums written increased 143.4% to $71.7 million for the quarter ended June 30, 2007, compared to $29.4 million for the same period in 2006.

•
Consolidated combined ratio was 94.3% for the quarter ended June 30, 2007, versus 91.4% for the same period in 2006.  The consolidated combined ratios for the three months ended June 30, 2007 and 2006 were both favorably impacted by 5.6 points of prior accident year loss and LAE reserve development.

Financial highlights for the six months ended June 30, 2007 and 2006:

•	California direct premiums written decreased 11.4% to $531.0 million for the six months ended June 30, 2007, compared to $599.2 million for the same period in 2006.

•	Non-California direct premiums written increased 153.9% to $142.7 million for the six months ended June 30, 2007, compared to $56.2 million for the same period in 2006.

•
Consolidated combined ratio was 94.8% for the six months ended June 30, 2007, versus 93.0% for the same period in 2006.  2007 was favorably impacted by 5.5 points of prior accident year loss and LAE reserve development, while 2006 was favorably impacted by 3.9 points of prior accident year development.

For the three months and six months ended June 30, 2007, 21st’s insurance subsidiaries achieved underwriting profitability and realized growth in total direct premiums written in spite of developments in the California market. In recent quarters, the California market, which represented approximately 78% of our total direct premiums written during the first half of 2007, compared to 91% for the first half of 2006, has seen stable to declining rates from competitors and a reduced level of shopping behavior by consumers. Both of these factors reduced our opportunities for profitable growth in this state, but this was offset by growth realized in non-California markets as a result of our national expansion efforts.

The underwriting expense (policy acquisition costs and other underwriting expenses) to net premiums earned ratio increased to 24.0% for the three months ended June 30, 2007 from 22.9% for the same period in 2006.  For the six months ended June 30, 2007, the underwriting expense to net premiums earned ratio increased to 24.2% from 22.4% for the same period in 2006.  These increases are primarily the result of expenses associated with the Company’s national expansion efforts.

Net income decreased 19.4% to $22.8 million, or $0.26 per basic share, for the three months ended June 30, 2007, compared to $28.3 million, or $0.33 per basic share, for the same period in 2006.  This was primarily due to higher underwriting expenses discussed above.  Also, net income during the second quarter 2007 was impacted by $2.4 million ($1.7 million after-tax, or $0.02 per basic share) of costs associated with the Special Committee of the Board of Directors and its advisors’ evaluation and negotiation of the merger proposal from AIG. Net income decreased 17.0% to $41.2 million, or $0.47 per basic share, for the six months ended June 30, 2007, compared to $49.6 million, or $0.58 per basic share, for the same six-month period in 2006. This was primarily due to lower underwriting profit realized as a result of the California rate decrease discussed below, and higher underwriting expenses discussed above. Additionally, 2007 results were impacted by $6.6 million ($4.4 million after-tax, or $0.05 per basic share) of non-operational items comprised of $3.6 million of severance costs associated with the Company’s efforts to streamline operations and $3.0 million of costs associated with the Special Committee of the Board of Directors and its advisors’ evaluation and negotiation of the merger proposal from AIG.

In July 2006, the California Department of Insurance (the “CDI”) obtained approval for changes to regulations (the “Auto Rating Factor Regulations”) relating to automobile insurance rating factors, particularly concerning territorial rating.  Because the new Auto Rating Factor Regulations required every personal auto insurance company operating in California to make a class plan and rate filing in the third quarter of 2006, competitive rate levels have changed and consumer shopping behavior may increase in the future.  The Company has filed for a personal automobile overall rate decrease in California of approximately 5%. The CDI approved the Company’s class plan and rate filings and the new rates took effect January 3, 2007. Most of the Company’s main competitors have also received approval of overall rate decreases of varying amounts, while some have not substantially changed overall rate levels while attempting to comply with the new regulations. It is not possible at this time to predict the ultimate impact of these changes, which could have either a materially favorable or materially adverse impact on the Company.

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

Underwriting profit consists of net premiums earned less losses from claims, loss adjustment expenses and underwriting expenses. 21st believes that underwriting profit (loss) provides investors with financial information that is not only meaningful, but critically important to understanding the results of property and casualty insurance operations. The results of operations of a property and casualty insurance company include three components: underwriting profit (loss), net investment income and realized capital gains (losses).  Without disclosure of underwriting profit (loss), it is difficult to determine how successful an insurance company is in its core business activity of assessing and underwriting risk, as including investment income and realized capital gains (losses) in the results of operations without disclosing underwriting profit (loss) can mask underwriting losses.

Statutory surplus represents equity at the end of a fiscal period for the Company’s insurance subsidiaries, determined in accordance with statutory accounting principles prescribed by insurance regulatory authorities.  Stockholders’ equity is the most directly comparable GAAP measure to statutory surplus.

 The reconciliations of these financial measures to the most directly comparable GAAP measures are in the following locations: premiums written and underwriting profit are located in Results of Operations and statutory surplus is located in Liquidity and Capital Resources. These financial measures are not intended to replace, and should be read in conjunction with, the GAAP financial measures.

See Results of Operations for more details as to our overall and personal auto lines results.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our segment results of operations and reconciles underwriting profit to consolidated net income:

	Three Months Ended June 30,			Six Months Ended June 30,
AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA	2007	2006	% Change ’07 vs.‘06	2007	2006	% Change ’07 vs.‘06
Personal auto lines underwriting profit	$19,108	$28,293	(32.5)%	$34,618	$45,765	(24.4)%
Homeowner and earthquake lines in runoff, underwriting loss	(166)	(266)	(37.6)	(228)	(342)	(33.3)
Net investment income	17,582	17,174	2.4	34,507	34,929	(1.2)
Other income	—	10	N/M1	—	10	N/M1
Net realized investment gains (losses)	64	30	113.3	351	(1,037)	133.8
Other expense	(2,436)	(923)	163.9	(6,613)	(923)	616.5
Interest and fees expense	(1,677)	(1,854)	(9.5)	(3,403)	(3,752)	(9.3)
Provision for income taxes	(9,637)	(14,143)	(31.9)	(18,048)	(25,011)	(28.0)
Net income	$22,838	$28,321	(19.4)	$41,184	$49,639	(17.0)
Basic earnings per share	$0.26	$0.33	(21.2)	$0.47	$0.58	(19.0)
Diluted earnings per share	$0.25	$0.33	(24.2)	$0.46	$0.57	(19.3)

Underwriting results above include the effect of prior accident years’ reserve development recorded in the current year. The following table summarizes losses and LAE incurred, net of applicable reinsurance, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2007	2006	2007	2006
Net losses and LAE incurred related to insured events in:
Current accident year personal auto lines	$253,905	$241,215	$505,245	$484,726
Prior accident years:
Personal auto lines	(18,850)	(18,387)	(36,795)	(25,479)
Homeowner and earthquake lines in runoff	166	266	228	343
Total prior years’ development recorded in current year	(18,684)	(18,121)	(36,567)	(25,136)
Total net losses and LAE incurred	$235,221	$223,094	$468,678	$459,590

We perform quarterly reviews of the adequacy of carried unpaid losses and LAE. These estimates depend on many assumptions about the outcome of future events. Consequently, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and materially differ from our unpaid losses and LAE at June 30, 2007 and 2006.  In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations. See Critical Accounting Estimates – Losses and Loss Adjustment Expenses for additional discussion of our reserving policy.

Personal Auto Lines Underwriting Results

Personal automobile insurance is our primary line of business.  Non-California states accounted for 22.2% of our direct premiums written for the three months ended June 30, 2007, compared to 9.3% for the same period in 2006.  For the six months ended June 30, 2007, non-California states accounted for 21.2% of our direct premiums written, compared to 8.6% for the same period in 2006.  This increase is due to our ongoing national expansion program. The Company currently plans to expand into additional states to further its national expansion strategy.

1 Ratio is not meaningful.

The following table presents the components of our personal auto lines underwriting profit and the components of the combined ratio:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
AMOUNTS IN THOUSANDS	2007	2006	Change ’07 vs.‘06	% Change ’07 vs.‘06	2007	2006	Change ’07 vs.‘06	% Change ’07 vs.‘06
Direct premiums written	$323,122	$316,837	$6,285	2.0%	$673,652	$655,406	$18,246	2.8%
Net premiums written	$321,594	$315,476	$6,118	1.9	$670,616	$652,700	$17,916	2.7
Net premiums earned	$334,424	$325,512	$8,912	2.7	$663,706	$651,336	$12,370	1.9
Net losses and LAE	(235,055)	(222,828)	12,227	5.5	(468,450)	(459,248)	9,202	2.0
Underwriting expenses	(80,261)	(74,391)	5,870	7.9	(160,638)	(146,323)	14,315	9.8
Underwriting profit	$19,108	$28,293	$(9,185)	(32.5)	$34,618	$45,765	$(11,147)	(24.4)

Ratios:
Loss and LAE ratio	70.3%	68.5%	1.8		70.6%	70.5%	0.1
Underwriting expense ratio	24.0	22.9	1.2		24.2	22.5	1.7
Combined ratio	94.3%	91.4%	3.0		94.8%	93.0%	1.8

The following table reconciles our personal auto lines direct premiums written to net premiums earned:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS	2007	2006	2007	2006
Direct premiums written	$323,122	$316,837	$673,652	$655,406
Ceded premiums written	(1,528)	(1,361)	(3,036)	(2,706)
Net premiums written	321,594	315,476	670,616	652,700
Net change in unearned premiums	12,830	10,036	(6,910)	(1,364)
Net premiums earned	$334,424	$325,512	$663,706	$651,336

California direct premiums written decreased in the three months and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to a 5% rate decrease and continued competitiveness in the California market. As discussed in the Highlights, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating in July 2006.  It is not possible at this time to predict the impact of these changes, which could have either a favorable or adverse impact on the Company.  Also in July 2006, the CDI proposed new amended rate approval regulations affecting personal auto, homeowners and most lines of commercial property and casualty insurance written in California, subsequently amended in October of 2006 and approved in January of 2007 with an effective date of April 3, 2007. These regulations could have a materially adverse impact on the Company’s California results.

As the Company proceeds with its national expansion strategy, we believe that achieving our long-term growth goal will steadily depend less on the California marketplace.  The Company’s national expansion efforts will provide us with flexibility to use combinations of local and national marketing media, as appropriate, and the ability to focus our marketing expenditures and Company resources on attractive markets, while minimizing costs in less attractive markets.

The increase in the loss and LAE ratio for the three months ended June 30, 2007 over the same period in 2006 of 1.8 points is primarily due to the California rate decrease discussed above. The loss and LAE ratios for the three months ended June 30, 2007 and 2006 were both favorably impacted by 5.6 points of prior accident year loss and LAE reserve development. The loss and LAE ratios included $18.9 million and $18.4 million of favorable reserve development for the three months ended June 30, 2007 and 2006, respectively. The loss and LAE ratio for the six months ended June 30, 2007 is consistent with the same period in 2006.  For the six months ended June 30, 2007 loss and LAE ratio included 5.5 points ($36.8 million) of favorable reserve development compared to 3.9 points ($25.5 million) in the same period of 2006.  In general, changes in estimates are recorded in the period in which new information becomes available indicating that a change is warranted.

The underwriting expense to net premiums earned ratios increased in the three months and six months ended June 30, 2007, as compared to the same period in the prior year.  This increase is primarily the result of expenses associated with the Company’s national expansion efforts.

Homeowner and Earthquake Lines in Runoff

We have not written any earthquake policies since 1994 and exited the voluntary homeowner insurance business in 2002. Underwriting results of the homeowner and earthquake lines, which are in runoff, include losses and LAE incurred of $0.2 million for the three and six months ended June 30, 2007 and $0.3 million for the three and six months ended June 30, 2006. California Senate Bill 1899 (“SB 1899”), effective from January 1, 2001 to December 31, 2001, allowed the re-opening of previously closed earthquake claims arising out of the 1994 Northridge earthquake.  The last remaining earthquake claim brought against the Company as a result of SB 1899 was resolved in the first quarter of 2007.

Net Investment Income

We utilize a conservative investment philosophy. Substantially the entire fixed maturity securities portfolio is investment grade, having a weighted-average Standard & Poor’s credit quality of “AA”.  No derivatives are held in our investment portfolio and there were no publicly traded equity securities at June 30, 2007.  The Company previously held publicly traded equities, but sold them in the first quarter of 2006, lowering the risk and yield of the overall investment portfolio. The components of net investment income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AMOUNTS IN THOUSANDS	2007	2006	2007	2006
Interest on fixed maturity securities, at fair value	$16,889	$17,087	$33,715	$33,954
Interest on cash and cash equivalents	942	287	1,469	621
Loss from other long-term investments, equity method	—	—	(187)	—
Dividends on equity securities	—	—	—	811
Total investment income	17,831	17,374	34,997	35,386
Investment expense	(249)	(200)	(490)	(457)
Net investment income	$17,582	$17,174	$34,507	$34,929

The fixed maturity securities portfolio comprised 99% of the total investment portfolio at June 30, 2007 and December 31, 2006.The average annual yields on fixed maturity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pre-tax – fixed maturity securities	4.6%	4.6%	4.6%	4.7%
After-tax – fixed maturity securities	3.3%	3.3%	3.3%	3.4%

At June 30, 2007, $368.6 million, or 26.4%, of our total fixed maturity securities at fair value were invested in tax-exempt bonds, compared to 26.4% at December 31, 2006, with the remainder invested in taxable securities. At June 30, 2007, no investments were rated below investment grade.

The net realized gains (losses) on investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
AMOUNTS IN THOUSANDS	2007	2006	2007	2006
Gross realized gains	$239	$97	$621	$1,549
Gross realized losses	(175)	(67)	(270)	(2,586)
Net realized gains (losses) on investments	$64	$30	$351	$(1,037)

During the first quarter of 2006, the Company sold its investments in publicly held equity securities, contributing to the recognition of a $1.4 million loss on equity securities in the period. Our policy is to investigate, on a quarterly basis, all investments for possible “other-than-temporary” impairment when the fair value of a security falls below its amortized cost, based on all relevant facts and circumstances.  No such impairments were recorded in the three and six months ended June 30, 2007 or for the same periods in 2006. See discussion under Critical Accounting Estimates – Investments for further information.

Other Expense

In the first quarter of 2007, the Company reduced its workforce by an approximate three percent in connection with efforts to streamline operations.  The Company incurred $3.4 million in severance and other benefits costs during the first quarter of 2007 and subsequently adjusted this estimate by $0.2 million during the second quarter for the differences between the original estimate and subsequent payments.  At March 31 and June 30, 2007, the undistributed severance and other benefits payments in connection with this workforce reduction was $0.4 million due to the payments of $0.2 million in the second quarter that were offset by the revision of the estimate. The remaining payments are expected to be distributed by the end of 2007. Annual savings from this reduction in workforce are estimated to be primarily offset by merit increases and costs associated with national expansion efforts.

The Company also incurred $2.3 million and $3.0 million for the three and six months ended June 30, 2007, respectively, in connection with the Merger Agreement, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

Investments and cash were $1.5 billion at June 30, 2007 and December 31, 2006.  The Company sold its investments in publicly held equity securities during the first quarter of 2006, with the proceeds primarily reinvested in fixed maturity securities and did not hold any publicly held equity securities at June 30, 2007.  However, we executed a $35 million funding commitment for a private equity investment program during the second quarter of 2006. The Company’s funded commitment was $18.1 million and $14.4 million at June 30, 2007 and December 31, 2006, respectively.

The Company also has unrated, community investments representing 1.7% of total investments. These investments have been made in an effort to provide housing and other services to economically disadvantaged communities. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Deferred policy acquisition costs totaled $63.6 million at June 30, 2007 and December 31, 2006. This balance remained consistent between periods as increased advertising, sales and customer service costs due to the Company’s national expansion efforts during 2007 were offset by amortization, as spending was concentrated in the first quarter, and a $3.8 million decrease in deferred policy acquisition costs (“DPAC”) resulting from the adoption of Statement of Position 05-1 (see Recent Accounting Pronouncements).  Our DPAC is estimated to be fully recoverable (see Critical Accounting Estimates – Deferred Policy Acquisition Costs).

The following table summarizes unpaid losses and LAE, gross and net of applicable reinsurance, with respect to our lines of business:

	June 30, 2007		December 31, 2006
AMOUNTS IN THOUSANDS	Gross	Net	Gross	Net
Unpaid losses and LAE
Personal auto lines	$449,893	$444,433	$480,731	$475,261
Homeowner and earthquake lines in runoff	1,361	680	1,538	808
Total	$451,254	$445,113	$482,269	$476,069

At June 30, 2007, gross unpaid losses and LAE decreased $31.0 million, primarily due to a reserve decrease of $30.8 million in the personal auto lines as a result of $36.8 million of favorable prior year loss development recorded during the six months ended June 30, 2007. The gross unpaid losses and LAE in the homeowner and earthquake lines decreased $0.2 million as the result of continued runoff activity (see Critical Accounting Estimates – Losses and Loss Adjustment Expenses for a description of the Company’s reserving process).

Debt of $109.2 million at June 30, 2007, compared to $115.9 million at December 31, 2006, consists of $9.3 million of capital lease obligations and $99.9 million of Senior Notes, net of discount. The decrease in debt of $6.7 million during the six months ended June 30, 2007 is primarily attributable to principal payments on the capital leases.

Stockholders’ equity and book value per share increased to $932.4 million and $10.59, respectively, at June 30, 2007, compared to $898.5 million and $10.39 at December 31, 2006, respectively.  The increase in stockholders’ equity for the six months ended June 30, 2007 was primarily due to net income of $41.2 million, $26.5 million from the exercise of stock options, and stock-based compensation cost of $3.6 million. This was partially offset by dividends to stockholders of $28.1 million, other comprehensive loss of $7.0 million and an adjustment of $2.4 million for the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109.

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

Our holding company’s significant cash obligations over the next several years consist of the following:

•	Ongoing costs to enhance our computer software;

•	The repayment of the $100 million principal on the Senior Notes due in 2013;

•	Related interest on the Senior Notes above;

•	The repayment of the $60 million term loan due to subsidiary; and

•	Any dividends to stockholders that our board of directors may declare.

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, and regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for general corporate or other purposes. The Merger Agreement among the Company and AIG limits the amount of dividends that the Company may declare to regular quarterly dividends on shares of no more than $0.16 per share (the record dates for which shall be the close of business, September 24, 2007, December 21, 2007 and March 5, 2008, respectively) which are payable after the last day of any quarter. If the Merger closes between record dates, the Merger Agreement allows for a special dividend equivalent up to $0.16 per share (adjusted on a pro rata basis for the passage of time since the last record date).

We expect to be able to meet these obligations from sources of cash currently available (i.e., cash and investments at the holding company, which totaled $94.0 million at June 30, 2007, dividends received from our insurance subsidiaries, payments received from the intercompany lease, and borrowing from our insurance subsidiary), or additional funds that may be obtainable from the capital markets. The effective California state income tax rate applicable to dividends received from our insurance subsidiaries is approximately 1.8%, or 1.2% net of federal benefit. In December 2007, our primary insurance subsidiary could pay $124.0 million as dividends to the holding company without prior written approval from insurance regulatory authorities.

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

As discussed in the Highlights, in July 2006, the CDI issued changes to regulations relating to automobile insurance rating factors, particularly concerning territorial rating.  It is not possible at this time to predict the ultimate timing or impact of these changes, which could have either a materially favorable or materially adverse impact on the Company.  Also in July 2006, the CDI proposed new amended rate approval regulations affecting personal auto, homeowners and most lines of commercial property and casualty insurance written in California, subsequently amended in October of 2006, which could have a materially adverse impact on the Company’s California results.  The regulations became effective on April 3, 2007.

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

At June 30, 2007, our insurance subsidiaries had a combined statutory surplus of $753.1 million compared to $771.0 million at December 31, 2006. The decrease in statutory surplus was primarily due to an increase in nonadmitted assets of $49.7 million, dividends to the holding company of $14.0 million and an increase in deferred taxes of $7.0 million, partially offset by statutory net income of $52.2 million. The net premiums written to statutory surplus ratio, which is required to be below 3.0 by the insurance regulators, was 1.7 at June 30, 2007 and December 31, 2006.

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We believe that at June 30, 2007, all of our insurance subsidiaries met their respective regulatory requirements.

The following is a reconciliation of our stockholders’ equity to statutory surplus:

AMOUNTS IN THOUSANDS	June 30, 2007	December 31, 2006
Stockholders’ equity – GAAP	$932,382	$898,549
Condensed adjustments to reconcile GAAP stockholders’ equity to statutory surplus:
Net book value of fixed assets under capital leases	(17,919)	(20,373)
Deferred loss (gain) under capital lease transactions	339	(79)
Capital lease obligation	9,280	15,985
Nonadmitted net deferred tax assets	(16,724)	(17,419)
Difference in net deferred tax assets reported under Statutory Accounting Principles	21,557	24,200
Intercompany receivables	(64,345)	(11,488)
Fixed assets	(21,698)	(22,955)
Equity in non-insurance entities	(54,053)	(47,006)
Net unrealized losses on investments	28,989	17,881
Deferred policy acquisition costs	(63,621)	(63,581)
Pension related liabilities	18,481	15,648
Other prepaid expenses	(18,214)	(14,195)
FIN 48 liability	3,500	—
Other, net	(4,822)	(4,158)
Statutory surplus	$753,132	$771,009

Cash Flows

Our net increase (decrease) in cash and cash equivalents were as follows:

AMOUNTS IN THOUSANDS Six Months Ended June 30,	2007	2006	‘07 vs.‘06 Increase/ (Decrease)
Net cash and cash equivalents provided by operating activities	$39,841	$64,418	$(24,577)
Net cash and cash equivalents provided by (used in) investing activities	7,710	(76,352)	84,062
Net cash and cash equivalents used in financing activities	(9,972)	(16,546)	6,574
Net increase (decrease) in cash and cash equivalents	$37,579	$(28,480)	$66,059

Operating Activities

Net cash provided by operating activities decreased primarily due to an increase in underwriting costs as a result of the Company’s national expansion strategy; an increase in payments for losses and LAE attributable to growth realized in the current quarter; expenditures related to the merger proposal from the majority owner, AIG, to acquire the remaining shares of the Company common stock it does not own; and severance costs in connection with the Company’s efforts to streamline operations. This was partially offset by an increase in direct premiums collected resulting from the increase in direct premiums written realized as a result of the Company’s national expansion efforts.

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

Our cash flows from investing activities changed from a net outflow in 2006 to a net inflow in 2007. This change is primarily a result of a decrease in investment purchases due to decline in operating cash flows. Additionally, the redeployment of cash from operating cash flows to the investment portfolio declined as available funds in the current year were instead invested in more liquid cash equivalents that have similar returns as a result of the relatively flat yield curve.

Financing Activities

Net cash used in financing activities decreased due to the favorable impact of a $20.2 million increase in cash receipts for stock option exercises, partially offset by the doubling of the quarterly dividend since the prior year from $0.08 per share to $0.16 per share, resulting in a $14.4 million increase in dividends paid.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See our discussion about variable interest entities and commitments in Note 8 of the Notes to Condensed Consolidated Financial Statements. There were no material changes outside the ordinary course of our business in our contractual obligations during the six-month period ended June 30, 2007.

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

It is management’s belief that the reserves for losses and LAE are adequate to cover unpaid losses and LAE at June 30, 2007.  While we perform quarterly reviews of the adequacy of established unpaid losses and LAE, there can be no assurance that our ultimate unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from our unpaid losses and LAE at June 30, 2007.  In the future, if the unpaid losses and LAE develop redundancies or deficiencies, then such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

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

Volatility of Reserve Estimates and Sensitivity Analysis

The Company uses numerous assumptions in determining its best estimates of reserves for losses and LAE for each coverage of the personal auto business.  If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss and LAE reserves.  Set forth below is a sensitivity analysis that estimates the effect on the loss and LAE reserve position of using alternative loss cost trend or loss development factor assumptions rather than those actually used in determining the best estimates in the second quarter 2007 loss and LAE reserve analyses.  The analysis addresses the personal auto business in California for which a material deviation to the Company’s overall reserve position is believed reasonably possible, and uses what the Company believes is a reasonably likely range of potential deviation.  There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss cost trend or loss development assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular coverage.

After evaluating the historical loss cost trends from prior years since 1994, in Management’s judgment, it is reasonably likely that actual loss cost trends applicable to the second quarter 2007 loss and LAE reserve analysis will range from negative 13% to positive 6%, or approximately 10% lower and 9% higher than the assumptions utilized in the second quarter 2007 reserve analysis.  These changes in the assumed loss cost trend would cause approximately a $67 million decrease or a $56 million increase in the loss and LAE reserves.  It should be emphasized that these deviations are not considered the highest possible deviations that might be expected, but rather what is considered by the Company to reflect a reasonably likely range of potential deviation as of June 30, 2007.  The Company’s sensitivity analysis that estimated the effect on the loss and LAE reserve position of using alternative loss cost trend assumptions as of December 31, 2006 rather than those actually used in determining the best estimate in the year-end loss and LAE reserve analyses for 2006 indicated an approximate $84 million decrease or a $47 million increase in the loss and LAE reserves.

The assumed loss development factors are also a key assumption.  After evaluating the historical loss development factors from prior accident years since 1999, in Management’s judgment, it is reasonably likely that actual loss development factors will range from approximately 1.2 percent lower than those actually utilized in the second quarter 2007 loss and LAE reserve analysis to approximately 1.1 percent higher than those actually utilized.  If the loss development factor assumptions were reduced by 1.2 percent and increased by 1.1 percent, the loss and LAE reserves would decrease by approximately $64 million under the lower assumptions or increase by approximately $62 million under the higher assumptions.  The Company’s sensitivity analysis that estimated the effect on the loss and LAE reserve position of using alternative loss development factors as of December 31, 2006 rather than those actually used in determining the best estimate in the year-end loss and LAE reserve analyses for 2006 indicated an approximate $86 million decrease or a $42 million increase in the loss and LAE reserves. Generally, historical loss development factors are used to project future loss development.  However, there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above.  Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves.  These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.  Thus, there is the potential for variations greater than the amounts cited above, either negatively or positively.

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

For investments with unrealized losses due to market conditions or industry-related events, where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost or amortized cost are not assumed to be other-than-temporary. Where declines in fair values of securities below cost or amortized cost are considered to be other-than-temporary, such as when it is determined that an issuer is unable to repay the entire principal, a charge is required to be reflected in income for the difference between cost or amortized cost and the fair value.

The determination of whether a decline in market value is “other-than-temporary” is necessarily a matter of subjective judgment. The Company’s intent is to hold all of its fixed securities with unrealized losses for a period of time sufficient to allow a market recovery or to maturity as long as these securities continue to be consistent with our investment strategy.  If our strategy were to change and these securities were impaired, we would recognize a write down in accordance with our stated policy. Additionally, it is possible that future information will become available about our current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. No such charges were recorded in the three or six months ended June 30, 2007 or for the same periods in 2006. The timing and amount of realized losses and gains reported in income could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. However, there would be no impact on equity at the end of the periods presented because any unrealized losses would have been already included in accumulated other comprehensive loss.

Substantially the entire fixed maturity securities portfolio is investment grade.  The following is a summary of the Standard & Poor’s credit rating for the fixed maturity securities portfolio (the weighted-average is “AA”):

	June 30, 2007		December 31, 2006
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	# issues	Fair Value
AAA	315	$708,024	322	$728,033
AA	114	200,808	106	165,216
A	101	372,793	109	423,429
BBB	39	111,378	42	113,162
Unrated	7	5,234	4	5,176
Total fixed maturity securities	576	$1,398,237	583	$1,435,016

The following is a summary by issuer of unrated securities held:

	June 30,	December 31,
AMOUNTS IN THOUSANDS	2007	2006
Unrated fixed maturity securities (fair value):
Impact Community Capital, LLC [2]	$1,999	$1,999
Impact Healthcare, LLC [2]	568	510
Impact Childcare, LLC [2]	810	810
Impact Commercial Opportunities, LLC [2]	1,857	1,857
Total unrated fixed maturity securities	5,234	5,176
Unrated other long-term investments (equity method):
Impact Workforce, LLC [2]	320	320
AIG PEP [3]	18,120	14,385
Total unrated other long-term investments	18,440	14,705
Total unrated investments	$23,674	$19,881
Percentage of total investments, at fair value	1.7%	1.4%

At June 30, 2007 and December 31, 2006, unrated securities had no unrealized gains and losses.

The following table summarizes investments held by us having an unrealized loss of $0.1 million or more and aggregate information relating to all other investments in unrealized loss positions:

	June 30, 2007			December 31, 2006
AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF ISSUES	# issues	Fair Value	Unrealized Loss	# issues	Fair Value	Unrealized Loss
Investments with unrealized losses:
Fixed maturity securities:
Exceeding $0.1 million and in a loss position for:
Less than 6 months	1	$10,339	$117	2	$12,075	$216
6-12 months	11	57,298	2,189	1	9,625	375
More than 1 year	88	680,015	30,535	88	698,674	25,919
Less than $0.1 million	147	304,484	5,007	142	304,838	4,764
Total investments with unrealized losses [4]	247	$1,052,136	$37,848	233	$1,025,212	$31,274

[2]
Impact Community Capital is a limited partnership that was voluntarily established by a group of California insurers to make loans and other investments that provide housing and other services to economically disadvantaged communities. See further discussion in Note 8 of the Notes to Condensed Consolidated Financial Statements.

[3]	AIG PEP is a private equity investment program managed by AIG Investments.
[4]	Unrealized losses represent approximately 2.7% and 2.2% of the total fair value of investments at June 30, 2007 and December 31, 2006, respectively.

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

A summary by contractual maturity of fixed maturity securities in an unrealized loss position by year of maturity follows:

	June 30, 2007			December 31, 2006
AMOUNTS IN THOUSANDS	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturity securities:
Due in one year or less	$28,079	$27,764	$315	$3,040	$2,983	$57
Due after one year through five years	622,935	601,544	21,391	602,148	584,279	17,869
Due after five years through ten years	111,190	107,746	3,444	96,077	93,043	3,034
Due after ten years	327,780	315,082	12,698	355,221	344,907	10,314
Total fixed maturity securities with unrealized losses	$1,089,984	$1,052,136	$37,848	$1,056,486	$1,025,212	$31,274

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

At June 30, 2007, our DTAs were $114.0 million and our DTLs were $68.0 million, for a net DTA of $46.0 million. At December 31, 2006, our DTAs were $117.9 million and our DTLs were $69.5 million, for a net DTA of $48.4 million. The net DTAs are classified as an asset, “Deferred income taxes,” in the condensed consolidated balance sheets.

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

The Company’s net deferred tax assets include a net operating loss (“NOL”) carryforward for regular federal corporate tax purposes of $9.2 million, representing an unrealized tax benefit of $3.2 million at June 30, 2007, compared to $3.3 million at December 31, 2006. As a result of taxable income since 2002, our NOL has been fully utilized through June 30, 2007 except for the amount relating to 21st of the Southwest that is subject to the Internal Revenue Service separate return limitation year provisions. The remaining NOL expires as follows: $1.2 million in 2017; $1.1 million in 2018; $1.5 million in 2019; $3.2 million in 2020, and $2.2 million in 2021.

Our ability to fully utilize the NOL of 21st of the Southwest and our other DTAs depends primarily on future taxable income from operations and tax planning strategies. Because of the Company’s profitable operating history and the availability of tax planning strategies, management believes it is reasonable to conclude that it is at least more likely than not that we will be able to realize the benefits of all of our DTAs. Accordingly, no valuation allowance has been recognized at June 30, 2007. However, generating future taxable income is dependent on a number of factors, including regulatory and competitive influences that may be beyond our ability to control. Implementation of tax planning strategies to effect realization of our remaining NOL may require regulatory approvals, which although reasonably expected cannot be assured by management. Future operating losses could possibly jeopardize our ability to realize our other DTAs. Future unfavorable regulatory actions or operating losses would lead management to reach a different conclusion about the likelihood of realizing the DTAs and, if so, to recognize a valuation allowance at that time for some or all of the DTAs.

Effective January 1, 2007, as explained more fully in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (“FIN 48”), which had the effect of decreasing opening retained earnings and stockholders’ equity by $2.4 million. Adoption of FIN 48 had no impact on net income in the six months ended June 30, 2007.

At January 1, 2007, the Company had no liabilities for uncertain tax liabilities for uncertain tax positions and the total amount of unrecognized tax benefits for all jurisdictions was approximately $9.1 million, which would favorably affect the effective tax rate if recognized.  For the three and six months ended June 30, 2007, the total amount of unrecognized tax benefits declined by approximately $1.8 million and $3.5 million, respectively, representing the proportionate amount deemed utilized for tax purposes in the first and second quarters of the year, respectively, and the Company established an estimated liability for uncertain tax position of the same amount.  Absent changes in profitability or other facts and circumstances, the Company currently anticipates that the unrecognized tax benefits will decline to zero by the end of 2007 as the benefits are used for tax purposes, in which case the estimated liability for uncertain tax position would total approximately $9.1 million.

The Company had no accrued penalties and no material interest receivable or interest payable at the date of adoption or at June 30, 2007.

In the first quarter of 2005, the Company filed amended California tax returns and paid the State of California $6.8 million to cover all issues outstanding with the Franchise Tax Board  (“FTB”), including certain matters paid under protest as to which the Company reserved all its rights to file for refunds and appeal to the California State Board of Equalization (“SBE”) any adverse rulings by the California FTB. In September 2005, the FTB completed its audit and denied our refund claims. In December 2005, the Company filed an appeal with the SBE. In the fourth quarter of 2006, the Company executed a settlement agreement with the FTB. This settlement agreement received regulatory approval in February 2007. Accordingly, the tax refund and accrued interest totaling approximately $2.9 million ($1.9 million net of federal tax effect) was recorded as a reduction of state income tax expense effective December 31, 2006. This amount was received in July 2007.

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

Management assesses the recoverability of DPAC on a quarterly basis. The assessment calculates the relationship of actuarially estimated costs incurred to premiums from contracts issued or renewed for the period. We do not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes the DPAC costs are fully recoverable at June 30, 2007.

The loss and LAE ratio used in the recoverability estimate is based primarily on expected ultimate ratios provided by our actuaries. While management believes that it is a reasonable assumption, actual results could differ materially from such estimates.

Property and Equipment

At June 30, 2007, net property and equipment included $130.8 million in software, net of related accumulated depreciation. This amount represented 85.2% of total net property and equipment, with the remaining balance consisting of furniture and equipment, leasehold and building improvements, building, and land.

Management evaluates the recoverability of long-lived assets upon indication of possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows, and the determination of estimated fair value are all significant judgments. There have been no events or circumstances in the second quarter of 2007 that would require a reassessment of any asset group for impairment.

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

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on its results of operations or financial condition.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The effect of this adoption on January 1, 2007, resulted in a $2.4 million decrease to opening retained earnings.  Adoption of FIN 48 had no impact on net income in the six months ended June 30, 2007.

  As permitted by FIN 48, the Company also adopted a policy of including interest and penalties related to income taxes with the provision for income taxes in the consolidated statements of operations.  As required by FIN 48, this change was done prospectively.  Previously, penalties and interest were classified as Other Income or Other Expense.

At January 1, 2007, the Company had unrecognized tax benefits for all jurisdictions of approximately $9.1 million, which would favorably impact the effective tax rate if recognized.  The Company does not anticipate any material changes in unrecognized tax benefits within 12 months of the date of adoption.

The Company had no accrued penalties and no material interest receivable or interest payable at the date of adoption or at June 30, 2007.

Tax years 2003 to 2006 and 2002 to 2006 are subject to examination by Federal and California jurisdictions, respectively.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) was adopted January 1, 2007. SOP 05-1 provides guidance on accounting for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company’s prospective application of SOP 05-1 since January 1, 2007 resulted in a $3.8 million reduction in deferred policy acquisition costs as of June 30, 2007, and a corresponding increase in policy acquisition costs during the six months ended June 30, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. In addition to market risk, we are exposed to other risks, including the credit risk related to the issuers of the financial instruments in which we invest, the underlying insurance risk related to our core business and the exposure of the personal automobile lines insurance business, as a regulated industry, to legal, legislative, judicial, political and regulatory action. Financial instruments are not used for trading purposes. The Company also obtained long-term fixed rate financing as a means of increasing the statutory surplus of the Company’s primary insurance subsidiary in 2002 and 2003. The following disclosure reflects estimated changes in value that result from selected hypothetical changes in market rates and prices. Actual results may differ.

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

Since fixed maturity securities with longer remaining terms to maturity usually tend to realize higher yields, the Company’s past investment philosophy typically resulted in a portfolio with an effective duration of over 6.  Due to the changing interest rate environment in 2004, Management, in consultation with the Investment Committee, targeted a lower duration for the Company’s fixed maturity security portfolio to reduce the negative impact of potential increases in interest rates. As a result, the effective duration of the total fixed maturity security portfolio declined from approximately 5.4 at December 31, 2004 to 3.5 at June 30, 2007.

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

DOLLAR AMOUNTS IN MILLIONS June 30, 2007	Carrying Value	Estimated Carrying Value at Adjusted Market Rates/Prices Indicated Above	Change in Value as a Percentage of Carrying Value
Fixed maturity securities available-for-sale, at fair value	$1,398.2	$1,350.9	(3.4%)
Debt, at amortized cost	109.2	114.8	5.2%

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

The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

		Duration Ranges
June 30, 2007	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Fair value percentage of fixed maturity security portfolio	5.0%	24.9%	57.6%	8.6%	3.2%	0.7%

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

The Company committed $35 million to an AIG Investments managed fund of private equity investments and funded $14.4 million of the $35 million commitment in 2006. The funded commitment at June 30, 2007 was $18.1 million. The value of these private equity investments are calculated on a quarterly basis, as AIG Investments consolidates the performance of each fund partner and each particular investment.  The primary risk in this portfolio is event-driven risk.  This is managed via diversification across fund managers and styles, as well as by AIG Investments’ long history of experience in the asset class.  The Company also has a small portion, $0.3 million, of its community-related investment portfolio invested in a single private equity transaction.

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

Changes in Internal Control Over Financial Reporting

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated any changes in 21st Century Insurance Group’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on the evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, the Company is named as a defendant in lawsuits related to its insurance operations and business practices.  A description of the reportable legal proceedings to which the Company and its subsidiaries are a party is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements, and is incorporated herein by reference. The description identifies legal proceedings, if any, that became reportable during the quarter ended June 30, 2007, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter or which are otherwise updated due to other developments. The following claim was dismissed in March 2007:

Insurance Company cases (Ramona Goldenburg) was originally filed as Bryan Speck, individually, and on behalf of others similarly situated v. 21st Century Insurance Company, 21st Century Casualty Company, and 21st Century Insurance Group. The original action was filed on June 20, 2002, in Los Angeles Superior Court. On October 13, 2006, Plaintiff’s counsel offered to dismiss this case, with prejudice, in exchange for the Company waiving its costs. The Company accepted the offer from the Plaintiff’s counsel to dismiss the matter in March 2007 and no settlement was paid by the Company to the Plaintiffs or Plaintiffs’ counsel.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I of Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the following  risks related to the pending AIG merger:

   Business Uncertainties

Uncertainty about the effect of the Agreement and Plan of Merger, dated as of May 15, 2007, among the Company, AIG, and AIG TW Corp. (“Merger Sub”), as amended pursuant to Amendment No. 1 to Agreement and Plan of Merger, dated as of June 8, 2007, among the Company, AIG and Merger Sub (the “Merger Agreement”), providing for the merger of Merger Sub with and into the Company (the “Merger”), on employees, suppliers, partners and customers may have an adverse effect on us.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us, or seek to change existing business relationships with us.

Failure to complete the proposed Merger could negatively impact stock price and financial results.

Although our Board of Directors and the Special Committee of the Board of Directors has recommended that our stockholders approve and adopt the Merger Agreement, there is no assurance that all of the conditions to the completion of the Merger will be satisfied or waived.  If the Merger is not completed, we will be subject to several risks, including the following:

•	Under certain circumstances, if the Merger is not completed, we may be required to pay AIG a termination fee of $24,300,000;

•
The current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

•	Certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed; and

•	We would continue to face the risks that we currently face as an independent company.

The Merger Agreement restricts our ability to take certain actions pending the closing of the Merger.

In the Merger Agreement, we have agreed that, except as agreed to by AIG and subject to certain exceptions, we will not take certain actions pending the closing of the Merger.  Our inability to take certain actions that our management may deem desirable pending the Merger could have a negative impact on our business or the future prospects for our company.  For more information regarding the Merger, including the limitations on our ability to operate pending the Merger, please see the preliminary proxy statement we filed with the SEC on June 11, 2007.

ITEM 6.  EXHIBITS

See accompanying exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY INSURANCE GROUP
(Registrant)

Date:	July 31, 2007	/s/ Bruce W. Marlow
BRUCE W. MARLOW
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2007	/s/ Steven P. Erwin
STEVEN P. ERWIN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
2.1	Agreement and Plan of Merger among Registrant, American International Group, Inc. and AIG TW Corp, dated as of May 15, 2007.	Current Report on Form 8-K (filed with SEC on May 16, 2007; Exhibit 2.1 therein).
10.1	Employment Agreement between Bruce W. Marlow, President and CEO, Registrant, and American International Group, Inc., dated May 14, 2007.	Current Report on Form 8-K (filed with SEC on May 18, 2007; Exhibit 10.1 therein).
10.2	Retention and Severance Agreement between Michael J. Cassanego and Registrant.	Current Report on Form 8-K (filed with SEC on May 18, 2007; Exhibit 10.1 therein).
10.3	Retention and Severance Agreement between Dean E. Stark and Registrant.	Current Report on Form 8-K (filed with SEC on May 18, 2007; Exhibit 10.2 therein).
10.4	Retention and Severance Agreement between Michael T. Ray and Registrant.	Current Report on Form 8-K (filed with SEC on May 18, 2007; Exhibit 10.3 therein).
10.5	Retention and Severance Agreement between Jesús C. Zaragoza and Registrant.	Current Report on Form 8-K (filed with SEC on May 18, 2007; Exhibit 10.4 therein).
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed herewith.